Form 10-Q
period 1994-03-31
UNITED INDUSTRIAL CORP /DE/
filed 1994-05-13
CIK 101271

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q



     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     March 31, 1994


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from              to              .

                          Commission file number  #1-4252

                           UNITED INDUSTRIAL CORPORATION

                (Exact name of registrant as specified in its charter)


         DELAWARE                                        95-2081809
   (State or other jurisdiction                  (I.R.S. Identification No.)
  of incorporation or organization)


                       18 East 48th Street, New York, NY 10017
                       (Address of principal executive offices)

          Registrant's telephone number, including area code   (212) 752-8787


                                   Not Applicable

          Former name, former address and former fiscal year, if changed since last report.


           Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  X    No

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,258,693 shares of common stock as of May 1, 1994.

                            UNITED INDUSTRIAL CORPORATION





                                        INDEX







                                                                       Page #
   Part I - Financial Information

      Item 1.  Financial Statements

             Consolidated Condensed Balance Sheet - Unaudited
             March 31, 1994 and December 31, 1993                            1

             Consolidated Condensed Statement of Operations -
             Three Months Ended March 31, 1994 and 1993                      2

             Consolidated Condensed Statement of Cash Flows
             Three Months Ended March 31, 1994 and 1993                      3

             Notes to Consolidated Condensed Financial Statements        4 - 6


      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operation                  7



   PART II - Other Information                                               8


                            PART I - FINANCIAL INFORMATION
                     UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET - UNAUDITED
                                (Dollars in Thousands)
                                                       MARCH 31      DECEMBER 31
                                                         1994            1993
     ASSETS
     Current Assets
          Cash & cash equivalents                       $  1,700       $  3,906
          Note receivable                                  8,540          8,540
          Trade receivables                               40,244         45,233
          Inventories
            Finished goods & work-in-process              48,508         46,087
            Materials & supplies                           3,826          3,776
                                                          52,334         49,863
          Recoverable federal income taxes                   552          3,618
          Deferred income taxes                            8,739          8,796
          Prepaid expenses & other current assets          3,341          2,480
          Assets held for sale                             4,014          5,439
               Total Current Assets                      119,464        127,875

     Other assets                                         28,621         23,096
     Note receivable                                         113          8,540
     Deferred income taxes                                10,359         10,365

     Property & equipment - less allowances
      for depreciation ($78,342
      & $75,714)                                          46,079         46,635
                                                        $204,636       $216,511
     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities
          Notes payable to banks                        $  7,000       $ 20,700
          Accounts payable                                10,890          9,634
          Accrued employee compensation & taxes            9,852          7,598
          Customer advances                                9,621          5,725
          Other liabilities                                3,256          6,370
          Provision for contract losses                    9,607         10,232
          Deferred income taxes                            3,402          3,493
          Estimated restructuring liability                  750            750
               Total Current Liabilities                  54,378         64,502

     Long-term liabilities (less current maturities)      28,089         27,851
     Deferred income taxes                                16,238         18,645
     Accumulated postretirement benefit obligation        20,381         20,159

     Shareholders' Equity
          Common stock $1.00 par value
          Authorized - 15,000,000 shares; outstanding
          12,258,693 shares (net of shares in treasury)   14,374         14,374
          Additional capital                              96,309         97,167
          Retained earnings (deficit)                     (7,357)        (8,411)
          Treasury stock, at cost, 2,115,455 shares      (16,875)       (16,875)
          Minimum pension liability adjustment              (901)          (901)
                                                          85,550         85,354

                                                        $204,636       $216,511

                                           1
     See accompanying notes

                    UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES



                   CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                   (Dollars in thousands except per share amounts)

                                                    Three Months Ended March 31
                                                        1994            1993
   Net Sales                                          $ 50,076        $ 57,399

   Operating costs & expenses

          Cost of sales                                 38,087          49,607
          Selling & administrative                      10,281          11,330
          Other expenses - (income)                       (205)           (233)
          Interest expense                                 596             668
          Interest income                                 (389)           (815)
          Provision for restructuring charge               -            23,000

                                                        48,370          83,557


   Income (loss) before income taxes and
   cumulative effect of accounting changes               1,706         (26,158)
   Income taxes (benefit)                                  652          (8,707)

   Income (loss) before cumulative
   effect of accounting changes                          1,054         (17,451)
   Cumulative effect as of December
   31, 1992 of changes in method of
   accounting for:
          Post retirement benefits other
            than pensions, net of taxes                    -           (12,890)
          Income taxes                                     -            13,884

   Net income (loss)                                  $  1,054        $(16,457)

   Earnings (loss) per share:

     Earnings (loss) per share before cumulative
     effect of accounting changes                      $  0.09          $(1.42)
     Cumulative effect of accounting
     changes for:
          Postretirement benefits other
            than pensions                                  -             (1.05)
          Income taxes                                     -              1.13

     Net earnings (loss) per share                     $  0.09         $ (1.34)


   See accompanying notes

                    UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                               (Dollars in Thousands)
                                                   THREE MONTHS ENDED MARCH 31
                                                    1994                1993<F1>
   OPERATING ACTIVITIES
   Net income (loss)                               $ 1,054         $   (16,457)
   Adjustments to reconcile net income
    (loss) to net cash provided by (used in)
    operating activities:
   Cumulative effect of changes in accounting for:
     Postretirement benefits                           -                20,054
     Income taxes                                      -               (13,884)
     Depreciation and amortization                   1,636               1,747
     Deferred income taxes                          (2,435)             (9,348)
     Restructuring charge                              -                23,000
     Increase (decrease) in contract loss provision   (625)              2,519
     Changes in operating assets and liabilities:
     Decrease in accounts receivable                 5,067              14,910
     Decrease (increase) in inventories               (231)              4,910
     Increase in prepaid expenses
       and other current assets                       (127)               (974)
     Decreases in accounts payable,
       accruals, advances and other                 (1,039)             (8,567)
     Decrease (increase) in recoverable
       federal income taxes                          2,963              (9,667)
     Increase (decrease) in long-term liabilities     (678)              1,432
     Net Cash Provided by (Used in)
       Operating Activities                          5,585               9,675

   INVESTING ACTIVITIES
   Decrease in note receivable                       8,540               8,540
   Purchase of property and equipment                 (628)               (106)
   Increase in other assets - net                     (794)               (505)
   Acquisition of business - net of
    cash received                                   (1,489)                -
     Net Cash Provided by
       Investing Activities                          5,629               7,929

   FINANCING ACTIVITIES
   Increase in long-term liabilities                 1,138               1,551
   Proceeds from borrowings                            -                 6,000
   Payments on long-term debt & borrowings         (13,700)            (19,991)
   Dividends                                          (858)             (1,961)
     Net Cash Used in Financing Activities         (13,420)            (14,401)

     Increase (Decrease) in Cash
       and Cash Equivalents                         (2,206)              3,203

     Cash and cash equivalents at beginning

      of period                                      3,906               2,608

     Cash and cash equivalents at end
      of period                                   $  1,700            $  5,811

 <F1>Restated to conform to current classifications

                                     3
     See accompanying notes

                    UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


     Notes to Consolidated Condensed Financial Statements

     March 31, 1994


     Note A - Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.


     Note B - Restructuring Charge

     The Consolidated Condensed Statement of Operations for the three months ended March 31, 1993 includes a restructuring charge of $23 million ($14.7 million or $1.20 per share, net of income tax benefit). The charge covers the anticipated cost of organizational and product line changes, consolidation of facilities, and work force reductions of approximately 300 at AAI and its four subsidiaries. A major portion of the charge will result from the curtailment of operations of AAI/MICROFLITE in Binghamton, New York, due to lack of significant new orders. AAI/MICROFLITE was acquired in 1991. During the three months ended March 31, 1993, AAI/MICROFLITE sales amounted to $132,000, and losses were $1,492,000 or $.12 per share. At March 31, 1994, the restructuring program was substantially completed and only $750,000 related to the consolidation and discontinuation of certain manufacturing activities, had not been expended.

     Note C - Assets Held for Sale

     Assets held for sale of $4,014,000 and $5,439,000 included on the consolidated balance sheet at March 31, 1994 and December 31, 1993, respectively, relate to the remaining assets of AAI/MICROFLITE, including the office/manufacturing complex. The company has entered into agreements to sell these assets and such transactions are expected to be consummated in 1994.


     Note D - Dividends

     A quarterly dividend of $.07 per share is payable May 27, 1994.

     Note E - Change in Method of Accounting for Income Taxes

     Effective January 1, 1993, the Company adopted FASB Statement No. 109, decreasing net loss by $13.9 million or $1.13 per share. Deferred federal income taxes - current was reduced $16.4 million and non-current was increased $2.5 million. The effect of the change of net income for the three months ending March 31, 1993 was not material. Deferred income tax balance at March 31, 1994, consists of:

      (Dollars in thousands)
      Deferred Tax Assets
        Losses on long-term contracts not currently deductible          $ 4,760
        Postretirement benefits other than pensions and other
          employee benefits                                               9,247
        Product warranty and other provisions                             1,277
        Vacation pay accruals                                               555
        Basis differences for asset sales                                 3,225
        Other                                                                34
                        Total Deferred Tax Assets                        19,098

      Deferred Tax Liability
        Pension plans and other employee benefits                        (9,590)
        Excess tax depreciation                                          (7,313)
        Installment gain                                                 (2,644)
        Other                                                               (93)
                        Total Deferred Tax Liabilities                  (19,640)
                        Net Deferred Tax Liability                      $  (542)



     Note F - Change in Method of Accounting for Postretirement Benefits Other Than Pensions

     Effective January 1, 1993 the Company adopted FASB Statement No. 106 increasing net loss by $12.9 million or $1.05 per share. The liability for accumulated postretirement benefit obligation is $20 million. The cost of providing postretirement benefits under the new accrual method amounted to $204,000 ($.02 per share) and $408,000 ($.03 per share) for the three months ended March 31, 1994 and 1993, respectively.


     Note G - Legal Proceedings

     The Company, along with various other parties, has been named in three claims (including two tort claims, one of which alleges class action) relating to environmental matters based on allegations partially related to a predecessor's operations. These tort actions seek recovery for personal injury and property damage among other damages.

     The company owned and operated a small facility at a site in the State of Arizona that manufactured semi-conductors between 1959 and 1960. All such operations of the Company were sold prior to 1962. This facility may have used trichloroethylene ("TCE") in small quantities. However, to date, there is no evidence that this facility released or disposed of TCE at this site.

     On May 18, 1993, the State of Arizona filed suit against the Company seeking the recovery of investigative costs, injunctive relief to require the company to perform a Remedial Investigation and Feasibility Study, and ultimately to require the remediation of alleged soil and groundwater contamination at and near a certain industrial site. In response to the State's claim the Company filed a third party complaint that seeks contribution from seventy-five identified possible responsible parties that are believed to have used solvents on and around the company's former site.


     Management intends to vigorously contest these actions and believes that the resolution of these actions will not be material to the Company.

     The Company is involved in various other law suits and claims, including certain other environmental matters, arising out of the normal course of its business. In the opinion of management, the ultimate amount of liability, if any, under pending litigation, including claims described above, will not have a materially adverse effect on the consolidated financial position of the Company.


     Note H - Acquisitions

     On January 18, 1994, the Company purchased all the outstanding shares of Symtron Systems, Inc. (Symtron), a producer of fire training simulators for the military and commercial markets. The purchase price consists of an initial payment of $1,500,000, assumption of certain liabilities of approximately $5,900,000 and contingent payments, not to exceed $1,500,000, based on the net worth at specified dates and future profits on contracts existing at the acquisition date. Additionally, contingent amounts are payable if certain pretax profits, as defined in the purchase agreement, are earned for each of the years in the five year period ending December 31, 1998. As of December 31, 1993, the company had deposited $500,000 in an escrow account in anticipation of this acquisition. Funds generated from operations and an existing line of credit were utilized to finance the purchase of Symtron.

     The acquisition is to be accounted for as a purchase, accordingly, the operations of Symtron will be included in the company's 1994 financial statements.

     The balance sheet of Symtron has been included in the Consolidated Condensed Balance Sheet.


     NOTE I - Credit Arrangements

     AAI has borrowed $4,000,000 under $30 million credit facility at March 31, 1994 and has letters of credit outstanding of approximately $6,838,000. This credit facility, which expired April 30, 1994, has been renewed for $5,000,000 and an additional 60 days. Management expects to refinance this facility with other lenders. The terms of such financing, including interest rates, guarantees and covenants, may differ from those provided for under this credit facility.

     Management's Discussion and Analysis of Financial Condition and Results of Operations


     Net sales for the first quarter of 1994 were $7,323,000 lower than for the prior year. Sales decreased in all segments. Symtron sales of $1,100,000 are included.

     The net loss for the prior period quarter includes a restructuring charge at the AAI Corporation subsidiary of $23 million ($14.7 million, or $1.20 per share net of income tax benefit). The charge covers the anticipated cost of organizational and product-line changes, the consolidation of facilities, and work force reductions of approximately 300 in AAI and its four subsidiaries. A major portion of the charge will result from the curtailment of operations of AAI/MICROFLITE in Binghamton, New York due to lack of significant new orders. AAI/MICROFLITE was acquired in 1991. Predominately a defense contractor, AAI is in the process of realigning its business to become more competitive in the marketplace with its current customers and to enter new non-DOD markets. Net income included a loss of $1,492,000 ($.12 per share), from operations of AAI/MICROFLITE, in the first quarter of 1993.

     The cost of sales as a percent of sales decreased from 86.4 in 1993 to 76.1 in 1994, primarily due to the recognition of losses of approximately $5.7 million on certain long-term contracts in the prior year.

     Cash and cash equivalents decreased by $2,217,000 from December 31, 1993. See Consolidated Condensed Statement of Cash Flows. The restructuring charge ($23 million), the accumulated postretirement benefit obligation ($20 million) and the change in the deferred federal income taxes due to a change in accounting method ($13.9 million) are non-cash items in the first quarter of 1993 and are included in the Consolidated Condensed Statement of Cash Flows as adjustments to reconcile net income to net cash provided or used in operating activities.

     AAI has borrowed $4,000,000 under $30 million credit facility at March 31, 1994 and has letters of credit outstanding of approximately $6,838,000. This credit facility, which expired April 30, 1994, has been renewed for $5,000,000 and an additional 60 days. Management expects to refinance this facility with other lenders. The terms of such financing, including interest rates, guarantees and covenants, may differ from those provided for under this credit facility.

     Effective January 1, 1993 the Company adopted FASB Statement No. 109 (see Note B of the Condensed Financial Statement) decreasing net loss by $13.9 million or $1.13 per share. Deferred federal income taxes - current was reduced $16.4 million and non-current was increased $2.5 million.

     Effective January 1, 1993 the Company adopted FASB Statement No. 106 (see Note B of the Condensed Financial Statement) increasing net loss by $12.9 million or $1.05 per share. The liability for accumulated postretirement benefit obligation is $20.4 million and $20 million, for the periods ending March 31, 1994 and 1993, respectively.

                    UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES



     PART II - Other Information



          Item 4 - Submission of Matter to a Vote of Security Holders

               (a) The Annual Meeting of Stockholders of the Registrant was held on May 10, 1994.

               (b) Bernard Fein was elected a director at the meeting, for a term ending in 1997. The incumbent directors whose terms of office continued after the meeting are Rick S. Bierman, Howard M. Bloch, Maurice Rosenthal, and Myron Simons.

               (c) 8,900,723 shares were voted in favor of the election of Bernard Fein as a director of the Registrant, with 889,415 votes withheld, no abstentions or broker non-votes. 8,547,129 shares were voted in favor of the proposal to adopt the United Industrial Corporation 1994 Stock Option Plan, with 1,122,838 shares voted against, 120,170 votes abstained, and no broker non-votes. 9,694,218 shares were voted in favor of the proposal to ratify the appointment of Ernst & Young as independent auditors of the Registrant for 1994, with 54,062 shares voted against, 41,857 shares abstained and no broker non-votes. Reference is made to the Registrant's Proxy Statement dated March 30, 1994 for its 1994 Annual Meeting for additional information concerning the matters voted on at the meeting.

          Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits
               11 - Computation of Earnings per share
               20 - The Registrant's  Proxy Statement  dated March 30,  1994 for its 1994 Annual Meeting, which is incorporated herein by reference.
               27 - Financial Data Schedule

          (b) The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1994.

                                      SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  UNITED INDUSTRIAL CORPORATION



     Date   May 12, 1994                        By: /s/ Howard M. Bloch

                                                  Howard M. Bloch, Treasurer and
                                                     Chief Financial Officer

                    UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


                           INDEX OF EXHIBITS FILED HEREWITH





     Exhibit No.




        11 Computation of Earnings  Per Share
        20 The Registrant's Proxy Statement  dated March 30, 1994 for  its
           1994 Annual Meeting, which is incorporated herein by reference 27 Financial Data Schedule