Form 10-Q
period 1994-06-30
UNITED INDUSTRIAL CORP /DE/
filed 1994-08-12
CIK 101271

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q



     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  June 30, 1994

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to

                          Commission file number  #1-4252

                            UNITED INDUSTRIAL CORPORATION
                (Exact name of registrant as specified in its charter)


                      DELAWARE                            95-2081809
           (State or other jurisdiction of     (I.R.S. Identification No.)
            incorporation or organization)

                       18 East 48th Street, New York, NY 10017
                       (Address of principal executive offices)

     Registrant's telephone number, including area code      (212) 752-8787


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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,256,693 shares of common stock as of August 1, 1994.

                            UNITED INDUSTRIAL CORPORATION





                                        INDEX







                                                                        Page #
     Part I - Financial Information

        Item 1.  Financial Statements

               Consolidated Condensed Balance Sheet - Unaudited
               June 30, 1994 and December 31, 1993                         1

               Consolidated Condensed Statement of Operations -
               Three Months and Six Months Ended June 30, 1994 and 1993    2

               Consolidated Condensed Statement of Cash Flows
               Six Months Ended June 30, 1994 and 1993                     3

               Notes to Consolidated Condensed Financial Statements      4 - 5


        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operation              6



     PART II - Other Information                                           7

                                    PART I - FINANCIAL INFORMATION
                             UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES

                           CONSOLIDATED CONDENSED BALANCE SHEET - UNAUDITED
                                        (Dollars in Thousands)


                                                                 June 30        December 31
                                                                  1994             1993
      ASSETS
      Current Assets
            Cash & cash equivalents                             $  2,638          $  3,906
            Note receivable                                        8,540             8,540
            Trade receivables                                     39,007            45,233
            Inventories
              Finished goods & work-in-process                    47,178            46,087
              Materials & supplies                                 3,697             3,776
                                                                  50,875            49,863
            Recoverable federal income taxes                         (83)            3,618
            Deferred income taxes                                  8,650             8,796
            Prepaid expenses & other current assets                2,541             2,480
            Assets held for sale                                     -               5,439
                  Total Current Assets                           112,168           127,875

      Other assets                                                31,615            23,096
      Note receivable                                                -               8,540
      Deferred income taxes                                       10,365            10,365

      Property & equipment - less allowances
       for depreciation ($80,480 & $75,714)                       44,865            46,635
                                                                $199,013          $216,511
      LIABILITIES AND SHAREHOLDERS' EQUITY

      Current liabilities
            Notes payable to banks                              $  3,000          $ 20,700
            Accounts payable                                       9,182             9,634
            Accrued employee compensation & taxes                  8,757             7,598
            Customer advances                                      8,087             5,725
            Other liabilities                                      4,545             6,370
            Provision for contract losses                          9,387            10,232
            Deferred income taxes                                  3,398             3,493
            Estimated restructuring liability                        500               750
                  Total Current Liabilities                       46,856            64,502

      Long-term liabilities (less current maturities)             28,897            27,851
      Deferred income taxes                                       16,584            18,645
      Accumulated postretirement benefit obligation               20,576            20,159

      Shareholders' Equity
            Common stock $1.00 par value
            Authorized - 15,000,000 shares; outstanding
            12,258,693 shares (net of shares in treasury)         14,374            14,374
            Additional capital                                    95,451            97,167
            Retained earnings (deficit)                           (5,949)           (8,411)
      Treasury stock, at cost, 2,115,455 shares                  (16,875)          (16,875)
            Minimum pension liability adjustment                    (901)             (901)

                                                                  86,100            85,354

                                                                $199,013          $216,511

      See accompanying notes

                             UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES

                            CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                            (Dollars in thousands except per share amounts)


                                                       Three Months Ended     Six Months Ended
                                                            June 30                June 30

                                                        1994      1993         1994      1993

      Net Sales                                      $ 42,216  $ 62,995     $ 92,292  $120,394
      Operating costs & expenses

        Cost of sales                                  30,531    47,714       68,618    97,321
        Selling & administrative                       10,721    13,092       21,002    24,422
        Other income - net                               (127)      (80)        (332)     (313)
        Interest expense                                  875       725        1,471     1,393
        Interest income                                  (537)     (709)        (926)   (1,524)
        Provision for restructuring charge             (1,554)       -        (1,554)   23,000

                                                       39,909    60,742       88,279   144,299

      Income (loss) before income taxes and
       cumulative effect of accounting changes          2,307     2,253        4,013   (23,905)
      Income taxes (benefit)                              899       528        1,551    (8,179)

      Income (loss) before cumulative
       effect of accounting changes                     1,408     1,725        2,462   (15,726)


      Cumulative effect as of December
       31, 1992 of changes in method of
       accounting for:
        Post retirement benefits other
          than pensions, net of taxes                     -         -            -     (12,890)
        Income taxes                                      -         -            -      13,884

      Net income (loss)                              $  1,408  $  1,725     $  2,462  $(14,732)

      Earnings (loss) per share:

      Earnings (loss) per share before
       cumulative effect of accounting changes         $  .11    $  .14       $  .20    $(1.28)
      Cumulative effect of accounting
       changes for:
        Postretirement benefits other than pensions       -         -            -       (1.05)
        Income taxes                                      -         -            -        1.13

        Net earnings (loss) per share                  $  .11    $  .14       $  .20    $(1.20)


      See accompanying notes

                             UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES

                            CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                        (Dollars in Thousands)


                                                                     SIX MONTHS ENDED JUNE 30

                                                                      1994             1993*
      OPERATING ACTIVITIES
      Net income (loss)                                            $ 2,462         $   (14,732)
      Adjustments to reconcile net income
       (loss) to net cash provided by (used in)
       operating activities:
      Cumulative effect of changes in accounting for:
        Postretirement benefits                                        -                20,054
        Income taxes                                                   -               (13,884)
        Depreciation and amortization                                2,815               3,878
        Deferred income taxes                                       (2,010)             (9,043)
        Restructuring charge                                           -                23,000
        Expenses charged to restructuring reserve                      -                (4,638)
        Increase (decrease) in contract loss provision                (845)              6,092
        Changes in operating assets and liabilities:
        Decrease in accounts receivable                              4,859              13,822
        Decrease (increase) in inventories                          (1,175)             10,460
        Decrease (increase) in prepaid expenses and
         other current assets                                        6,003                 (84)
        Decreases in accounts payable,
          accruals, advances and other                              (2,217)            (14,524)
        Increase (decrease) in federal income taxes                  3,697             (10,230)
        Increase (decrease) in long-term liabilities                  (483)              1,657

        Net Cash Provided by Operating Activities                   13,106              11,828


      INVESTING ACTIVITIES
      Decrease in note receivable                                    8,540               8,541
      Purchase of property and equipment                              (535)             (1,979)
      Increase in other assets - net                                (2,691)             (6,817)
      Acquisition of business - net of
       cash received                                                (2,218)                -

        Net Cash Provided by (used in) Investing Activities          3,096                (255)


      FINANCING ACTIVITIES
      Increase in long-term liabilities                              1,946               1,580
      Proceeds from borrowings                                       6,000               6,000
      Payments on long-term debt & borrowings                      (23,700)            (16,579)
      Dividends                                                     (1,716)             (2,574)

        Net Cash Used in Financing Activities                      (17,470)            (11,573)

        Decrease in Cash and Cash Equivalents                       (1,268)                -

        Cash and cash equivalents at beginning of period             3,906               2,608

        Cash and cash equivalents at end of period                $  2,638            $  2,608


      See accompanying notes

      * Restated to conform to current classifications

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


     Notes to Consolidated Condensed Financial Statements

     June 30, 1994


     Note A - Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

     Note B - Restructuring Charge

     The Consolidated Condensed Statement of Operations for the six months ended June 30, 1993 includes a restructuring charge of $23 million ($14.7 million or $1.20 per share, net of income tax benefit). The charge covered the anticipated cost of organizational and product line changes, consolidation of facilities, and work force reductions of approximately 300 at AAI and its four subsidiaries. A major portion of the charge covered the curtailment of operations of AAI/MICROFLITE in Binghamton, New York, due to lack of significant new orders. AAI/MICROFLITE was acquired in 1991. During the six months ended June 30, 1993, AAI/MICROFLITE sales amounted to $646,000, and losses were $1,604,000 or $.13 per share. At June 30, 1994, the restructuring program was substantially completed and only $500,000 related to the consolidation and discontinuation of certain manufacturing activities, had not been expended. At December 31, 1993 the restructuring charge was reduced from $23 million to $22.5 million.

     Note C - Assets Held for Sale

     Assets held for sale of $5,439,000 included on the consolidated balance sheet at December 31, 1993, relate to the remaining assets of AAI/MICROFLITE, including the office/manufacturing complex. The company sold these assets in 1994. The profit of $1,304,000 is included in the provision for restructuring in the Consolidated Condensed Statement of Operations.

     Note D - Dividends

     A quarterly dividend of $.07 per share is payable August 31, 1994 and additional capital has been reduced.

     Note E - Stock Options

     In May 1994, the shareholders approved the 1994 Stock Option Plan, which provides for the granting of 600,000 stock options to key employees. Options granted may be either "incentive stock options," within the meaning of Section 422A of the Internal Revenue Code, or non-qualified options.

     The options are granted at market value at the date of grant and are exercisable over a period determined by the Board of Directors, but no longer than ten years after the date they are granted.

     On June 21, 1994 options were granted for 91,000 shares at an option price per share of $4.75.

     Note F - Legal Proceedings

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

     Note G - Acquisitions

     On January 18, 1994, the company purchased all the outstanding shares of Symtron Systems, Inc. (Symtron), a producer of fire training simulators for the military and commercial markets. The purchase price consists of an initial payment of $1,500,000, a subsequent payment of $500,000, assumption of certain liabilities of approximately $5,900,000 and contingent payments, not to exceed $1,000,000, based on the net worth at specified dates and future profits on contracts existing at the acquisition date. Additionally, contingent amounts are payable if certain pretax profits, as defined in the purchase agreement, are earned for each of the years in the five year period ending December 31, 1998. Funds generated from operations and an existing line of credit were utilized to finance the purchase of Symtron.

     The acquisition is accounted for as a purchase, accordingly, the operations of Symtron are included in the company's 1994 financial statements. Symtron had sales of $2,600,000 and the profit was not material in the six months ending June 30, 1994.

     NOTE H - Credit Arrangements

     AAI has not borrowed under the $7,500,000 credit facility at June 30, 1994 and has letters of credit outstanding of approximately $678,000. This credit facility, expires August 20, 1994. Management expects to refinance this facility with other lenders. The terms of such financing, including security, interest rates, guarantees and covenants, may differ from those provided for under this credit facility.

     As part of the credit facility, AAI granted to the lender a first priority security interest in all accounts receivable of AAI. UIC-Del. Corporation, a subsidiary of UIC, was added as an additional guarantor of any AAI bank debt. In addition to the lender, the security interests are subject to the rights of the present insurance company noteholders.

     Management's Discussion and Analysis of Financial Condition

     Net sales for the first six months of 1994 were $28,102,000 lower than for the prior year and $20,779,000 lower for the three months period ending June 30, 1994 than the prior period. Sales decreased in all segments in both periods, except for the 3 months ending June 30, 1994 the plastic products segment increased slightly. The major decrease was in the defense segment due to a lack of new government orders caused by the Government's reduced budget. Symtron sales of $2,600,000 are included.

     The net loss for the first six months of 1993 includes a restructuring charge at the AAI Corporation subsidiary of $23 million ($14.7 million, or $1.20 per share net of income tax benefit). The charge covered the anticipated cost of organizational and product-line changes, the consolidation of facilities, and work force reductions of approximately 300 in AAI and its four subsidiaries. A major portion of the charge covered the curtailment of operations of AAI/MICROFLITE in Binghamton, New York due to lack of significant new orders. AAI/MICROFLITE was acquired in 1991. Predominately a defense contractor, AAI is in the process of realigning its business to become more competitive in the marketplace with its current customers and to enter new non-DOD markets. Net loss included a loss of $1,604,000 ($.13 per share), from operations of AAI/MICROFLITE, in the first six months of 1993.

     In the six month period the cost of sales as a percent of sales decreased from 80.8 in 1993 to 74.4 in 1994 and from 75.7 in 1993 to
     72.3 in 1994 for the three months period primarily due to the recognition of losses of approximately $10 million and $4 million on certain long-term contracts for the six and three month periods in 1993, respectively.

     The company sold $5,439,000 of the remaining AAI/MICROFLITE assets in 1994. The profit of $1,304,000 is included in the provision for restructuring in the Consolidated Condensed Statement of Operations.

     Cash and cash equivalents decreased by $1,268,000 from December 31, 1993. See Consolidated Condensed Statement of Cash Flows. The restructuring charge ($23 million), the accumulated postretirement benefit obligation ($20 million) and the change in the deferred federal income taxes due to a change in accounting method ($13.9 million) are non-cash items in 1993 and are included in the Consolidated Condensed Statement of Cash Flows as adjustments to reconcile net income to net cash provided or used in operating activities. At December 31, 1993 the restructuring charge was reduced from $23 million to $22.5 million.

     AAI has not borrowed under the $7,500,000 credit facility at June 30, 1994 and has letters of credit outstanding of approximately $678,000. This credit facility expires August 20, 1994. Management expects to refinance this facility with other lenders. The terms of such financing, including security, interest rates, guarantees and covenants, may differ from those provided for under this credit facility.

     As part of the credit facility, AAI granted to the lender a first priority security interest in all accounts receivable of AAI. UIC-Del. Corporation, a subsidiary of UIC, was added as an additional guarantor of any AAI bank debt. In addition to the lender, the security interests are subject to the rights of the present insurance company noteholders.

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

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES



     PART II - Other Information



          Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10 a - Signet Bank/Maryland letter, dated May 13, 1994,
                      re: Credit Facilities to AAI

               10 b - Security Agreement dated May 27, 1994
                      by AAI Corporation and Signet Bank/Maryland

               10 c - Guaranty Agreement dated May 27, 1994 by UIC-Del.
                      Corporation and Signet Bank/Maryland.

               11 -   Computation of Earnings per share

               27 -   Financial Data Schedule

          (b) The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1994.

                                    SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           UNITED INDUSTRIAL CORPORATION



     Date August 12, 1994               By:/s/ Howard M. Bloch
                                           Howard M. Bloch, Treasurer and
                                           Chief Financial Officer

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


                        INDEX OF EXHIBITS FILED HEREWITH







     Exhibit No.


          10 a - Signet Bank/Maryland letter, dated May 13, 1994, re: Credit Facilities to AAI

          10 b -  Security Agreement dated May 27, 1994 by
                  AAI Corporation and Signet Bank/Maryland


          10 c - Guaranty Agreement dated May 27, 1994 by UIC-Del. Corporation and Signet Bank/Maryland

          11 -    Computation of Earnings per share

          27 -    Financial Data Schedule