Form 10-Q
period 1994-09-30
UNITED INDUSTRIAL CORP /DE/
filed 1994-11-14
CIK 101271

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------


                                 FORM 10-Q

                               -------------





[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30,
                                                          -------------
     1994
     --------

                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________

                    Commission file number:  1-4252
                                             ----------



                       UNITED INDUSTRIAL CORPORATION
- - ---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

            Delaware                                  95-2081809
- - --------------------------------           --------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)                          No.)

                  18 East 48th Street, New York, NY  10017
                               (212) 752-8787
- - ---------------------------------------------------------------------------
  (Address, Including Zip Code, and Telephone Number, Including Area Code
                of Registrant's Principal Executive Offices)

                               Not Applicable
- - ---------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                  Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [x]   No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,216,593 shares of common stock as of November 1, 1994.

                          UNITED INDUSTRIAL CORPORATION





                                      INDEX
                                      -----






                                                                    Page #
                                                                    -------
     Part I - Financial Information

        Item 1.  Financial Statements

          Consolidated Condensed Balance Sheet - Unaudited
          September 30, 1994 and December 31, 1993                        1

          Consolidated Condensed Statement of Operations -
          Three Months and Nine Months Ended
           September 30, 1994 and 1993                                    2

          Consolidated Condensed Statement of Cash Flows
          Nine Months Ended September 30, 1994 and 1993                   3

          Notes to Consolidated Condensed Financial Statements        4 - 5


        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operation             6



     PART II - Other Information                                          7

                         PART I - FINANCIAL INFORMATION
                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET - UNAUDITED
                             (Dollars in Thousands)


                                                                                 September 30              December 31
                                                                                     1994                      1993
                                                                                 ------------              -----------

ASSETS
- - ------
Current Assets
- - --------------
        Cash & cash equivalents                                                     $  14,035                 $  3,906
        Note receivable                                                                 8,540                    8,540
        Trade receivables                                                              27,876                   45,233
        Inventories
          Finished goods & work-in-process                                             47,684                   46,087
          Materials & supplies                                                          4,234                    3,776
                                                                                     --------                 --------
                                                                                       51,918                   49,863
        Recoverable federal income taxes                                                  -                      3,618
        Deferred income taxes                                                           6,919                    8,796
        Prepaid expenses & other current assets                                         1,873                    2,480
        Assets held for sale                                                              -                      5,439
                                                                                     --------                 --------
                 Total Current Assets                                                 111,161                  127,875

Other assets                                                                           32,612                   23,096
Note receivable                                                                             -                    8,540
Deferred income taxes                                                                  10,168                   10,365

Property & equipment - less allowances
 for depreciation ($80,115 & $75,714)                                                  45,608                   46,635
                                                                                     --------                 --------
                                                                                     $199,549                 $216,511
                                                                                     ========                 ========
LIABILITIES AND SHAREHOLDERS' EQUITY
- - -------------------------------------
Current liabilities
- - -------------------
        Notes payable to banks                                                       $  3,000                 $ 20,700
        Accounts payable                                                               10,708                    9,634
        Accrued employee compensation & taxes                                           7,720                    7,598
        Customer advances                                                               5,338                    5,725
        Other liabilities                                                               5,099                    6,370
        Provision for contract losses                                                   8,715                   10,232
        Deferred income taxes                                                           3,395                    3,493
        Estimated restructuring liability                                                 475                      750
                                                                                     --------                 --------
                 Total Current Liabilities                                             44,450                   64,502

Long-term liabilities (less current maturities)                                        30,300                   27,851
Deferred income taxes                                                                  16,540                   18,645
Accumulated postretirement benefit obligation                                          20,776                   20,159

Shareholders' Equity
- - --------------------
        Common stock $1.00 par value
        Authorized - 15,000,000 shares; outstanding
        12,230,593 shares (net of shares in treasury)                                  14,374                   14,374
        Additional capital                                                             95,451                   97,167
        Retained earnings (deficit)                                                    (4,411)                  (8,411)
        Treasury stock, at cost, 2,143,555 and 2,115,455 shares                       (17,030)                 (16,875)
        Minimum pension liability adjustment                                             (901)                    (901)
                                                                                     --------                 --------
                                                                                       87,483                   85,354
                                                                                     --------                 --------
                                                                                     $199,549                 $216,511
                                                                                     ========                 ========


     See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                 (Dollars in thousands except per share amounts)





                                                                             Three Months Ended               Nine Months Ended
                                                                              September 30                      September 30

                                                                           ------------------               ------------------
                                                                        1994           1993              1994          1993
                                                                        ----          ----               ----          ----
Net Sales                                                            $ 59,710       $ 67,440          $152,002      $187,834
Operating costs & expenses

  Cost of sales                                                        46,800         57,617           115,418       154,938
  Selling & administrative                                              9,948          9,411            30,950        33,832
  Gain on sale of assets                                                  -           (1,726)              -          (1,726)
  Other expenses (income) - net                                           128           (274)             (204)         (587)
  Interest expense                                                        739            701             2,210         2,094
  Interest income                                                        (383)          (921)           (1,309)       (2,445)
  Provision for restructuring charge                                      -              -              (1,554)       23,000
                                                                     --------       --------          --------      --------
                                                                       57,232         64,808           145,511       209,106
                                                                     --------       --------          --------      --------
Income (loss) before income taxes and
 cumulative effect of accounting changes                                2,478          2,632             6,491       (21,272)
Income taxes (benefit)                                                    940            804             2,491        (7,374)
                                                                     --------       -------           --------      --------
Income (loss) before cumulative
 effect of accounting changes                                           1,538          1,828             4,000       (13,898)


Cumulative effect as of December
 31, 1992 of changes in method of
 accounting for:
  Post retirement benefits other
    than pensions, net of taxes                                           -              -                 -         (12,890)
  Income taxes                                                            -              -                 -          13,884
                                                                     --------       --------          --------      --------
Net income (loss)                                                    $  1,538       $  1,828          $  4,000      $(12,904)
                                                                     ========       ========          ========      ========


Earnings (loss) per share:

Earnings (loss) per share before
 cumulative effect of accounting changes                               $  .13         $  .15            $  .33        $(1.13)
Cumulative effect of accounting
 changes for:
  Postretirement benefits other than pensions                             -              -                 -           (1.05)
  Income taxes                                                            -              -                 -            1.13
                                                                       ------         ------            ------        ------
  Net earnings (loss) per share                                        $  .13         $  .15            $  .33        $(1.05)

                                                                       ======        ======             ======        ======


     See accompanying notes



                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                             (Dollars in Thousands)


                                                             NINE MONTHS ENDED SEPTEMBER 30
                                                            -------------------------------
                                                              1994                1993*
                                                            --------            --------
      OPERATING ACTIVITIES
      --------------------
      Net income (loss)                                      $ 4,000         $   (12,904)
      Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
      Cumulative effect of changes in accounting for:
        Postretirement benefits                                  -                20,054
        Income taxes                                             -               (13,884)
        Depreciation and amortization                          5,318               5,608
        Deferred income taxes                                   (129)             (8,625)
        Restructuring charge                                     -                23,000
        Expenses charged to restructuring reserve                -                (6,839)
        Increase (decrease) in contract loss provision        (1,517)             12,965
        Changes in operating assets and liabilities:
        Decrease in accounts receivable                       14,329              12,670
        Increase in inventories                               (1,335)             (8,715)
        Decrease (increase) in prepaid expenses and
         other current assets                                  6,593              (1,501)
        Decreases in accounts payable,
          accruals, advances and other                        (2,932)             (7,011)
        Increase (decrease) in federal income taxes            3,998             (10,163)
        Increase (decrease) in long-term liabilities            (283)              1,289
                                                            --------            --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES             28,042               5,944


      INVESTING ACTIVITIES
      --------------------
      Decrease in note receivable                              8,540               8,540
      Purchase of property and equipment                      (3,260)             (3,310)
      Increase in other assets - net                          (3,375)             (2,799)
      Acquisition of business - net of
       cash received                                          (2,446)                -
                                                            --------            --------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (541)              2,431


      FINANCING ACTIVITIES
      --------------------
      Increase in long-term liabilities                        2,199               1,608
      Proceeds from borrowings                                 9,000               9,000
      Payments on long-term debt & borrowings                (26,700)            (16,510)
      Dividends                                               (1,716)             (3,432)
      Purchase of treasury shares                               (155)                -
                                                            --------             -------
        NET CASH USED IN FINANCING ACTIVITIES                (17,372)             (9,334)
                                                            --------             -------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      10,129                (959)
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       3,906               2,608
                                                            --------            --------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  14,035            $  1,649

                                                           =========            ========


     See accompanying notes

     * Restated to conform to current classifications

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


     Notes to Consolidated Condensed Financial Statements

     September 30, 1994


     NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

     NOTE B - RESTRUCTURING CHARGE

     The Consolidated Condensed Statement of Operations for the nine months ended September 30, 1993 includes a restructuring charge of $23 million ($14.7 million or $1.20 per share, net of income tax benefit). The charge covered the anticipated cost of organizational and product line changes, consolidation of facilities, and work force reductions of approximately 300 at AAI and its four subsidiaries. A major portion of the charge covered the curtailment of operations of AAI/MICROFLITE in Binghamton, New York, due to lack of significant new orders. AAI/MICROFLITE was acquired in 1991. During the nine months ended September 30, 1993, AAI/MICROFLITE sales amounted to $646,000, and losses were $1,581,000 or $.13 per share. At September 30, 1994, the restructuring program was substantially completed and only $475,000 related to the consolidation and discontinuation of certain manufacturing activities, had not been expended. At December 31, 1993 the restructuring charge was reduced from $23 million to $22.5 million.

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

     NOTE D - DIVIDENDS

     A quarterly dividend of $.07 per share is payable November 30, 1994 and additional capital has been reduced.

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

     The acquisition is accounted for as a purchase, accordingly, the operations of Symtron are included in the company's 1994 financial statements. Symtron had sales of $3,900,000 and a net loss of $386,000 for the nine months ending September 30, 1994.

     NOTE H - CREDIT ARRANGEMENTS

     At September 30, 1994 AAI Corporation (a wholly owned subsidiary) had no short term borrowings. On October 13, 1994 AAI entered into a two year revolving credit arrangement with two banks for $20 million, including a commitment for up to $10 million of commercial letters of credit. The revolving credit is limited to a percentage of the eligible accounts receivable, as defined.

     Immediately prior to entering into this credit facility, AAI prepaid $5 million of the $25 million notes with certain insurance companies, thereby reducing the outstanding principal balance to an aggregate of $20 million. The agreement provides that AAI may select among several interest rate options. The agreement provides for restrictive covenants among which are; the maintenance of a certain capital base, as defined, leverage and cash flow coverage ratios, limitations on indebtedness, and limitations on transfers of funds, and use of such funds by, the company and its wholly owned subsidiaries. The loan and the outstanding notes with the insurance companies are collateralized by the capital stock and assets of AAI and its wholly owned subsidiaries and certain wholly owned subsidiaries of the company.
     The loan and the outstanding notes with the insurance companies are guaranteed by the company, certain of its wholly owned subsidiaries and all AAI wholly owned subsidiaries.

     The note agreements and guarantee agreements with the insurance companies have been amended to permit the granting of the security interest and liens under the credit agreement and the related guarantees.

     NOTE I

     In June 1994, the Board of Directors authorized the purchase of up to 100,000 shares of the company's common stock, from time to time, in the open market. Under this authorization the company purchased 42,100 shares through October 31, 1994 at an average price of $5.47.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     Net sales for the first nine months of 1994 were $35,832,000 lower than for the prior year and $7,730,000 lower for the three months period ending September 30, 1994 than the prior period. Sales decreased in the defense and energy systems segments in the nine month period and decreased in the defense segment in the three months period. The major decrease in the defense segment was due to a lack of new government orders caused by the Government's reduced budget. Symtron (acquired in 1994) sales of $3,900,000 and $1,300,000 are included for the nine and three months, respectively.

     The net loss for the first nine months of 1993 includes a restructuring charge at the AAI Corporation subsidiary of $23 million ($14.7 million, or $1.20 per share net of income tax benefit). The charge covered the anticipated cost of organizational and product-line changes, the consolidation of facilities, and work force reductions of approximately 300 in AAI and its four subsidiaries. A major portion of the charge covered the curtailment of operations of AAI/MICROFLITE in Binghamton, New York due to lack of significant new orders. AAI/MICROFLITE was acquired in 1991. Predominately a defense contractor, AAI is in the process of realigning its business to become more competitive in the marketplace with its current customers and to enter new non-DOD markets. Net loss included a loss of $1,581,000 ($.13 per share), from operations of AAI/MICROFLITE, in the first nine months of 1993.

     In the nine month period the cost of sales as a percent of sales decreased from 82.4 in 1993 to 75.9 in 1994, primarily due to the recognition of losses of approximately $21.2 million in 1993 on certain long-term contracts and from 85.4 in 1993 to 78.4 in 1994 for the three month period.

     The company sold $5,439,000 of the remaining AAI/MICROFLITE assets in 1994. The profit of $1,304,000 is included in the provision for restructuring in the Consolidated Condensed Statement of Operations. Income for the three and nine month periods in 1993 includes profit of $1,726,000 on the sale of land and land improvements.

     Cash and cash equivalents increased by $10,129,000 from December 31, 1993. See Consolidated Condensed Statement of Cash Flows. The restructuring charge ($23 million), the accumulated postretirement benefit obligation ($20 million) and the change in the deferred federal income taxes due to a change in accounting method ($13.9 million) are non-cash items in 1993 and are included in the Consolidated Condensed Statement of Cash Flows as adjustments to reconcile net income to net cash provided or used in operating activities. At December 31, 1993 the restructuring charge was reduced from $23 million to $22.5 million.

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

     At September 30, 1994 AAI Corporation (a wholly owned subsidiary) had no short term borrowings. On October 13, 1994 AAI entered into a two year revolving credit arrangement with two banks for

     $20 million, including a commitment for up to $10 million of commercial letters of credit. The revolving credit is limited to a percentage of the eligible accounts receivable, as defined. Immediately prior to entering into this credit facility, AAI prepaid $5 million of the $25 million notes with certain insurance companies, thereby reducing the outstanding principal balance to an aggregate of $20 million. The agreement provides that AAI may select among several interest rate options. The agreement provides for restrictive covenants among which are; the maintenance of a certain capital base, as defined, leverage and cash flow coverage ratios, limitations on indebtedness, and limitations on transfers of funds, and use of such funds by, the company and its wholly owned subsidiaries. The loan and the outstanding notes with the insurance companies are collateralized by the capital stock and assets of AAI and its wholly owned subsidiaries and certain wholly owned subsidiaries of the company.
     The loan and the outstanding notes with the insurance companies are guaranteed by the company, certain of its wholly owned subsidiaries and all AAI wholly owned subsidiaries.

     The note agreements and guarantee agreements with the insurance companies have been amended to permit the granting of the security interest and liens under the credit agreement and the related guarantees.

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES



     PART II - Other Information



       ITEM 6 - Exhibits and Reports on Form 8-K

       (a)   Exhibits

             10.1 - Credit Agreement dated as of October 13, 1994 among
                    AAI Corporation ("AAI"), the Lenders parties thereto and First Fidelity Bank, National Association as Agent (the "Agent") and Issuing Bank

             10.2 - Pledge and Security Agreement dated as of October 13,
                    1994 by AAI in favor of the Agent

             10.3 - Pledge and Security Agreement dated as of October 13,
                    1994 by the Company in favor of the Agent

             10.4 - Security Agreement dated as of October 13, 1994
                    between AAI and the Agent

             10.5 - Security Agreement dated as of October 13, 1994
                    between each subsidiary of AAI, certain subsidiaries of the Company and the Agent

             10.6 - Guaranty dated as of October 13, 1994 by the Company and certain of its subsidiaries and by each subsidiary of AAI in favor of the Agent

             10.7 - Amendment No. 3 to Note Purchase Agreement dated as of
                    October 13, 1994 among AAI, Principal Mutual Life Insurance Company and The Travelers Insurance Company (collectively, the "Purchasers")

             10.8 - Amendment No. 2 to Guaranty Agreement dated as of
                    October 13, ,1994 among the Company and the Purchasers

             11   - Computation of Earnings per share

             27   - Financial Data Schedule

          (b) The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1994.

                                    SIGNATURE
                                    ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      UNITED INDUSTRIAL CORPORATION



     Date November 14, 1994        By: /s/ Howard M. Bloch
          -----------------           ------------------------------
                                      Howard M. Bloch, Treasurer and
                                      Chief Financial Officer

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


                        INDEX OF EXHIBITS FILED HEREWITH







     Exhibit No.                                                       Page
     -----------                                                       ----

       10.1 - Credit Agreement dated as of October 13, 1994 among AAI Corporation ("AAI"), the Lenders parties thereto and First Fidelity Bank, National
               Association as Agent (the "Agent") and Issuing
               Bank

       10.2 -  Pledge and Security Agreement dated as of October
               13, 1994 by AAI in favor of the Agent

       10.3 -  Pledge and Security Agreement dated as of October
               13, 1994 by the Company in favor of the Agent

       10.4 - Security Agreement dated as of October 13, 1994 between AAI and the Agent

       10.5 - Security Agreement dated as of October 13, 1994 between each subsidiary of AAI, certain subsidiaries of the Company and the Agent

       10.6 -  Guaranty dated as of October 13, 1994 by the
               Company and certain of its subsidiaries and by each subsidiary of AAI in favor of the Agent

       10.7 - Amendment No. 3 to Note Purchase Agreement dated as of October 13, 1994 among AAI, Principal Mutual
               Life Insurance Company and The Travelers Insurance
               Company (collectively, the "Purchasers")

       10.8 -  Amendment No. 2 to Guaranty Agreement dated as of
               October 13, ,1994 among the Company and the Purchasers

       11   -  Computation of Earnings per share

       27   -  Financial Data Schedule