Form 10-K405
UNITED INDUSTRIAL CORP /DE/
filed 1995-03-31
CIK 101271

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                            -------------------
                                 FORM 10-K
                               -------------

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1994
                                     or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                      Commission file number:  1-4252
                                               ------

                       UNITED INDUSTRIAL CORPORATION
---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

               Delaware                             95-2081809
-------------------------------------  -----------------------------------
   (State or Other Jurisdiction of        (I.R.S. Employer Identification
    Incorporation or Organization)                     No.)

                 18 East 48th Street, New York, N.Y. 10017
                               (212) 752-8787
---------------------------------------------------------------------------
(Address, Including Zip Code, and Telephone Number, Including Area Code, of
                 Registrant's Principal Executive Offices)

        Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
         Title of Each Class                    on Which Registered
-------------------------------------  -----------------------------------

Common Stock, $1.00 par value          New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:

                                    NONE
---------------------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [x]   No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 1, 1995, computed by reference to the closing sale price of the registrant's Common Stock on the New York Stock Exchange on such date: $52,364,460.

Number of shares of the registrant's Common Stock outstanding as of March 1, 1995: 12,167,493.

                   DOCUMENTS INCORPORATED BY REFERENCE:
                   ------------------------------------
1. Certain portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated by reference into Parts I and II of this report.

2. Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on May 8, 1995 are incorporated by reference into
Part III of this report.

                                     PART I
                                     -------


     ITEM  1.  BUSINESS

     United Industrial Corporation ("United" or the "Company") was incorporated under the laws of the State of Delaware on September 14, 1959 under the name Topp Industries Corporation. On December 31, 1959, the name of the corporation was changed to United Industrial Corporation.

     The operations of United consist of three principal industry segments: defense, energy systems and plastic products, conducted through four wholly-owned subsidiaries.

     Defense
     -------

     AAI Corporation

     AAI Corporation ("AAI") is engaged in research, development and manufacture in the following major areas: (1) training and simulation systems; (2) automatic test equipment for electronic systems and components; (3) ordnance systems; (4) mechanical support systems for industrial, military, and marine applications; (5) unmanned air vehicle systems; (6) automated weather monitoring systems; and (7) transportation systems. Since its inception, AAI's business has been primarily in support of the U.S. Department of Defense ("DOD"). Since 1990, the Company has emphasized diversification into other markets to reduce its dependence on the DOD. The United States defense budget has been significantly reduced in recent years and this trend is expected to continue. While 1993 sales were similar to 1992, the 1994 sales decreased $46 million from 1993, primarily in DOD. In 1994 approximately 74% of the sales volume of AAI consisted of research, development and production of military items under defense contracts. Certain of the contracts currently being worked on by AAI involve testing systems for U.S. Navy aircraft, training equipment for the U.S. Air Force and U.S. Navy, and weapons handling systems for the U.S. Army.

     The balance of AAI's business consists of work performed in the non-Department of Defense markets. These areas include hydraulic test equipment, transportation equipment and weather systems. AAI was awarded a contract for 1,096 weather systems to be installed in certain government airports throughout the country. In 1994, 145 weather systems were installed bringing total systems installed since inception of the contract to 530.

     Because of the variety of its activities, it is not possible to state precisely the competitive position of AAI with respect to each of its product lines. In the area of training and simulation systems, AAI is one of approximately ten leading organizations developing equipment for the U.S. Government. AAI's ability to obtain orders for training and simulation systems is dependent principally on the ability, expertise and training of its employees and the level of funding by the DOD and foreign military users. A number of large and small companies produce automatic test equipment. In the area of weapons and










     NYFS11...:\95\78495\0001\1196\FRM31594.Z7D
     munitions, AAI ranks high among approximately ten companies engaged in development work. However, AAI's production activity in this field is less significant. AAI began working in the Unmanned Air Vehicle business in 1986. The Company produced the highly successful Pioneer Unmanned Air Vehicle employed by the United States during Operation Desert Storm, and presently is pursuing contracts with foreign countries. AAI is one of several large and small competitors in this field.

     On January 16, 1992, AAI acquired, through a newly-formed subsidiary AAI/ACL Technologies, Inc. ("AAI/ACL"), substantially all of the assets and business of ACL Technologies, Inc., a manufacturer of hydraulic test equipment principally for the commercial airline market. Business results of AAI/ACL have been less than anticipated because of the continued unfavorable economic situation of the commercial airline industry in the U.S. and worldwide.

     On March 29, 1993, the Company's Board of Directors approved a plan of reorganization and restructuring whereby, in light of existing circumstances such as the declining Department of Defense budget and the continuing financial problems of the airline industry and in order to position itself for both short and long-term growth, it took a one-time restructuring charge. The charge covered the anticipated cost of organizational and product-line changes, the consolidation of facilities, and work force reductions of approximately 300 in AAI and its four subsidiaries. The non-recurring charge of $22.5 million ($14,370,00 or $1.17 per share, net of tax benefit) was taken during 1993. As at December 31, 1993, the restructuring program was substantially completed. During 1994, $750,000 was expended. A major portion of the charge resulted from the discontinuance of operations of AAI/MICROFLITE. AAI/MICROFLITE, acquired in 1991, was formerly the commercial division of Singer-Link Corporation, a manufacturer of
     flight simulators and training devices for commercial aircraft.   All
     of the remaining assets of AAI/MICROFLITE were sold in 1994.

     AAI's administrative offices and the major part of its manufacturing and engineering facilities are located in Hunt Valley, Maryland.

     Symtron Systems, Inc.

     On January 18, 1994, the Company acquired all of the outstanding shares of Symtron Systems, Inc. ("Symtron"), a producer of fire fighter training simulators for the government, military and commercial markets. The purchase price consisted of initial cash payments of $2,000,000, assumption of certain liabilities of approximately $5,900,000 and contingent payments, not to exceed $1,000,000, based on the net worth at specified dates and future profits on contracts existing at the acquisition date. The maximum of such payments were earned and payable to the sellers at March 31, 1995. Additionally, contingent amounts are payable if certain pretax profits, as defined in the purchase agreement, are earned for each of the years in the five year period ending December 31, 1998. Funds generated from operations and an existing line of credit were utilized to finance the purchase of Symtron.

     The acquisition was accounted for as a purchase, and accordingly, the operations of Symtron are included in the Company's 1994 financial statements. In 1994 approximately 71% of the sales volume of Symtron consisted of production for commercial customers. The main office and plant of Symtron are located in Fair Lawn, New Jersey.

     Energy Systems
     --------------

     Detroit Stoker Company

     Detroit Stoker Company ("Detroit Stoker") is engaged in the manufacture and sale of industrial stokers, combustion systems, pneumatic and hydraulic conveying systems, waste to energy incinerator equipment, rotary seal feeders, shredders, grapples, and replacement parts. Its products are used for industrial power and municipal power plants, utility plants, heating of hospitals, universities and other types of public buildings and municipal and industrial incineration plants. Principal customers include public utilities, manufacturing and industrial plants, universities, pulp and paper mills and sugar mills. Its waste to energy equipment is used extensively for public and private plants burning municipal solid waste as fuel. The primary raw materials used by Detroit Stoker are iron and steel, which are available from many sources. The main office and plant of Detroit Stoker are located in Monroe, Michigan.

     The products of Detroit Stoker compete with those of several other manufacturers. Detroit Stoker is presently marketing a liquid and gaseous fuel burning product line with low emissions for the power industry, primarily for boiler applications. Potential customers would consist of original boiler manufacturers and institutions as well as all major industrial manufacturers. Competition is based upon many factors including price, service and performance and competitive bidding.

     Its Material Handling division is engaged in the manufacture and sale of mechanical conveyors and miscellaneous auxiliary equipment. Its conveyor products are used by industrial, utility and processing plants to mechanically convey bulk materials. The primary raw materials used are iron and steel, which are available from many sources. This division competes with several other manufacturers of similar equipment.

     Midwest Metallurgical Laboratory, Inc. ("Midwest"), a subsidiary of Detroit Stoker, is a foundry engaged in the manufacture of grey and ductile iron, stainless steel and special alloyed iron castings. Approximately 85% of the sales of Midwest are to Detroit Stoker. Midwest's plant is located in Marshall, Michigan.

     Plastic Products
     ----------------

     Neo Products Co.

     Neo Products Co. ("Neo") engineers and fabricates thermoplastic products to the specifications submitted by its customers. Neo also manufactures items for point of purchase display advertising and consumer products related primarily to infants, food service equipment for a major airline and fuel tank reservoirs for the auto industry.

     Sales to customers of items for point of purchase display advertising represented approximately 28% of sales in 1994. These sales principally consisted of display racks and trays. Sales of consumer end use items represented 57% of sales in 1994. These sales primarily included infant seats, carrier cradles, chairs and waste baskets. Sales to the auto industry represented approximately 11% of sales in 1994. The largest customer of Neo accounted for approximately 39% of sales in 1994 compared to 32% and 19% in 1993 and 1992, respectively. Neo's main office and plant are located in Chicago, Illinois.

     Neo is engaged in the highly competitive field of thermoplastic fabrication. Neo's operations are in potential and actual competition with fabrication facilities of some of its own customers as well as other thermoplastic fabricators. Neo has improved its competitive position by increasing the size of its larger injection molding presses to accommodate larger size molded parts. Although it is not possible to estimate the position of Neo among competitors in this field, it is believed to hold less than 1% market share. The primary raw material used by Neo is plastic resin, which is available from many sources.

     For additional information concerning United's subsidiaries reference is made to information set forth in the sections entitled "AAI Corporation", "Symtron Systems, Inc.", "Detroit Stoker Company" and "Neo Products Company" commencing on page 5, of United's 1994 Annual Report to Shareholders (the "Annual Report"), which sections are incorporated herein by reference.

     General
     -------
     Employees

     As of March 1, 1995 United and its subsidiaries had approximately 1,900 employees. Approximately 220 of these employees are represented by several unions under contracts expiring between March 1996 and January 1998. United considers its employee relationships to be satisfactory.

     Patents

     United and its subsidiaries own more than 100 United States patents relating to various products, including stokers, marine equipment, ordnance and electronic equipment, and fire fighter trainers. In addition, United has numerous pending applications for patents. There is no assurance as to how many patents will be issued pursuant to these pending applications. The applications relate to a wide variety of fields, including automation control systems, ordnance devices, and electronic developments. No patent is considered to be of material importance to United.

     Research and Development

     During 1994, 1993 and 1992, the subsidiaries of United (exclusive of
     AAI) expended approximately $ 98,031, $126,300 and $90,400, respectively, on the development of new products and the improvement of existing products. All of the programs and the funds to support such programs are sponsored by the subsidiary involved. In addition to the above amount, AAI is substantially engaged in research and development for the U.S. Government.

     Backlog

     The backlog of orders by industry segment at December 31, 1993 and 1994 was as follows:

                                     1993                     1994
                                     ----                     ----
     Defense                       $204,225,000            $211,751,000

     Energy Systems                   2,711,000               4,627,000

     Plastic Products                 1,331,000               1,281,000


     The increase in the backlog for the defense segment was primarily due to increased orders in the non-defense markets. The increase in backlog for energy systems was due to the increased level of new contracts being awarded. Except for approximately $90,951,000 of research and development backlog, substantially all of the backlog orders at December 31, 1994 are expected to be filled in 1995.

     Government Contracts

     No single customer other than the U.S. Government, principally the Department of Defense, accounted for 10% or more of net sales during the year. Sales to the Government normally carry a lesser margin of profit than commercial sales and may be subject to price redetermination under certain circumstances. Contracts for such sales can be terminated for the convenience of the Government.

     Financial Information Relating to Industry Segments

     For financial information with respect to industry segments of United, reference is made to the information set forth in Note 12 of the Notes to Financial Statements included in Item 8 of this Report, which Note is incorporated herein by reference.

     Foreign Operations and Export Sales

     United and its subsidiaries have no significant foreign operations. During 1993 export sales by United and its subsidiaries amounted to
     approximately  $31,258,000.   Export sales in 1994 and 1992 amounted
     to less than 10% of net sales for these years.


     ITEM 2.   PROPERTIES

     United maintains executive and administrative offices at leased premises at 18 East 48th Street, New York, N.Y., which lease expires in December 1996. The following is a tabulation of the principal properties owned or leased by United's subsidiaries as at March 1, 1995.


                                          Approximate
                                          -----------
                         Principal        Area            Owned
                         ---------        ----            -----
     Location            Use              In Square Feet  or Leased
     --------            ---              --------------  ---------

     1510 East First     Machine          194,910         Owned in fee
     Street              shop, steel      floor space
     Monroe, MI          fabrication,     on 14.4
                         engineering      acres of
                         and sales        land (East
                         facilities       Building)
                         of Detroit
                         Stoker

     1426 East First     Assembly,        101,000         Owned in fee
     St.                 shipping and     floor space
     Monroe, MI          administrative   on 2.2
                         facilities       acres of
                         of Detroit       land (West
                         Stoker           Building)


     15290 Fifteen       Foundry,         59,386          Owned in fee
     Mile Road           Midwest          floor space
     Marshall, MI        Metallurgical    on 28.4
                                          acres of
                                          land

     Industry Lane       Manufacturing,   770,918         Owned in fee
     Cockeysville, MD    engineering      floor space
                         and              on 92 acres
                         administrative   of land
                         facilities
                         of AAI

                                          Approximate
                                          -----------
                         Principal        Area            Owned
                         ---------        ----            -----
     Location            Use              In Square Feet  or Leased
     --------            ---              --------------  ---------


     Gilroy Road         Additional       66,400          Leased to
     Hunt Valley, MD     manufacturing    (Building 200)  April 22,
                         and                              1999
                         engineering
                         facilities
                         of AAI

     1701 Pollitt        Administrative,  60,000          Leased to
     Drive               engineering                      June 30,
     Fair Lawn, NJ       and                              2001
                         manufacturing
                         facilities
                         of Symtrom

     1505 E. Warner      Manufacturing,   145,000         Leased to
     Avenue              engineering                      Jan. 31,
     Santa Ana, CA       and                              1997
                         administrative
                         facilities
                         of ACL
                         Technologies

     2801                Manufacturing,   71,142           Leased to
     Professional        engineering                       July 31,
     Parkway             and                               1996
     Ocoee, FL           administrative
                         facilities
                         of AAI

     1035 Semoran        Sales office     400             Leased to
     Blvd.               for                              Feb. 28,
     Winter Park, FL     Symtron                          1997

     5400 S. Kilbourn    Manufacturing    45,000          Owned in fee
     Avenue              and
     Chicago, IL         administrative
                         facilities
                         of Neo

     For information with respect to obligations for lease rentals, see
     Note 8 of the Notes to Financial Statements in the Annual Report, which Note is incorporated herein by reference. United considers its properties to be suitable and adequate for its present needs. The properties are being fully utilized.

     ITEM 3.   LEGAL PROCEEDINGS


     On December 27, 1989, the Company was named in an administrative order filed by the Arizona Attorney General's Office seeking the Company's response to alleged environmental








     NYFS11...:\95\78495\0001\1196\FRM31594.Z7D
     contamination at property located on West Osborn Street in Phoenix, Arizona (the "West Osborn property"), that the State alleges formerly was owned by the Company. The Arizona Attorney General's Office and the Arizona Department of Environmental Quality have contended that contamination from the West Osborn property, as well as other properties nearby, has contributed to a groundwater contamination. In 1990, the Company challenged the administrative order and it was withdrawn. Subsequently, the Arizona Attorney General's Office and the Arizona Department of Environmental Quality named the Company and several other parties on a draft consent order holding the Company and the parties jointly and severally liable for the costs of investigating alleged environment contamination at the West Osborn property and for the payment of certain additional past and future investigative costs. During 1991, the Company negotiated with Arizona officials over the scope of the consent decree, although the Company does not presently believe nor has it conceded to the State or to any other party that it bears any liability for the costs of responding to any contamination at the West Osborn property. These negotiations were not producing results and thus were terminated. The draft consent order seeks work and payments totalling approximately $1 to $2 million from all of the allegedly involved parties. On May 18, 1993, the State of Arizona filed suit against the Company in the U.S. District Court of Arizona seeking the recovery of investigative costs, injunctive relief to require the Company to perform a Remedial Investigation and Feasibility Study, and ultimately to require the remediation of alleged soil and ground-water contamination. The State has since brought in co-defendants whose operations at the site were substantially larger than those of the Company. This case is the subject of active discovery by the Company.
     The Company intends to vigorously contest these actions and believes that the resolution of these actions will not be material to the Company.

     On February 11, 1992 a complaint was filed against the Company and ten other named and ten unnamed entities in the Maricopa County Superior Court of Arizona by seven individuals seeking to represent a class. A class in excess of 10,000 was originally alleged. The plaintiffs have amended their complaint to separate the larger property damage and medical monitoring classes into smaller subclasses based on geographic location and alleged exposure to solvents. In the process of amendment, the overall sizes of the respective classes have been significantly reduced. This suit alleges that the members of the class have been exposed to contaminated groundwater in the Phoenix/Scottsdale, Arizona area and suffer increased risk of disease and other physical effects. They also assert property damages under various theories; seek to have certain scientific studies performed concerning health risks, preventative measures and long-term effects; and seek incidental and consequential damages, punitive damages and an injunction against actions causing further exposures. The property and medical classes recently were certified. The Company has joined with the other defendants and appealed the class certification issue to the Arizona Supreme Court. The Company intends to vigorously contest these actions and believes that the resolution of these actions will not be material to the Company.

     Three additional lawsuits were filed on April 7, 1993, December 20, 1993, and June 10, 1994 in the Maricopa County Superior Court of Arizona. These matters allege personal




     NYFS11...:\95\78495\0001\1196\FRM31594.Z7D
     injury and wrongful death by multiple plaintiffs arising from the alleged contamination in the Phoenix/Scottsdale, Arizona area.
     The Company intends to aggressively defend against these claims, however, at this time, no estimate can be made as to the amount or range of potential loss, if any, to the Company with respect to these matters. In comparison to the other defendants, the operations of the Company were very limited in time and size.

     In January 1993, Detroit Stoker was named as a third-party defendant in four lawsuits pending in the United States District Court for the Northern District of Ohio. The third-party plaintiffs that have sued Detroit Stoker are ship owners that have in turn been sued by Great Lakes maritime workers who claim to have suffered injuries and disease as a result of alleged exposure to asbestos while working aboard the ships. The ship owners claim that Detroit Stoker and other suppliers to the ship owners furnished products, supplies or components of the ships that contained asbestos. These cases are currently inactive pending their transfer to the national multi-district asbestos docket in the United States District Court in Philadelphia. Detroit Stoker intends to aggressively defend these claims, however, at this time, no estimate can be made as to the amount or range of potential loss, if any, to Detroit Stoker with respect to this action.

     Detroit Stoker was notified in March 1992 by the Michigan Department of Natural Resources ("MDNR") that it is a potentially responsible party in connection with the clean-up of a former industrial landfill located in Port of Monroe, Michigan. MDNR is treating the Port of Monroe landfill site as a contaminated facility within the meaning of the Michigan Environmental Response Act ("MERA"), MCLA section 299.601 et seq. Under MERA, if a release or a potential release of a
     ------
     discarded hazardous substance is or may be injurious to the environment or to the public health, safety, or welfare, MDNR is empowered to undertake or compel investigation and response activities in order to alleviate any contamination threat. Detroit Stoker intends to aggressively defend these claims, however, at this time, no estimate can be made as to the amount or range of potential loss, if any, to Detroit Stoker with respect to this action.

     Turpin Wachter Associates, Inc. ("TWAI") commenced an action against AAI Systems Management, Inc. ("SMI") before the American Arbitration Association in December 1993 alleging that SMI was required to exercise options awarding TWAI further work under a subcontract relating to the Navy fire fighter. In December 1994, TWAI was awarded $117,000.

     Peak Oilfield Service Corp. ("Peak") sued SMI in the United States District Court for the District of Alaska in December, 1993, alleging that SMI interfered with an implied contract between SMI's subcontractor and Peak. In March 1994, full settlement was reached in this matter which consisted of the payment of $170,000 to the plaintiff.

     There are various other lawsuits and claims, including other environmental matters, pending against United. In the opinion of United's management based in part on advice of counsel, none of these other actions will have a materially adverse effect on the consolidated financial position of the Company.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     Annual elections are held in May to elect officers for the ensuing year. Interim elections are held as required. Except as otherwise indicated, each executive officer has held his current position for the past five years.




                                                                                                  Age at
        Name                              Position, Office                                   December 31, 1994
        ----                              ----------------                                   -----------------
        Bernard Fein*             -- Chairman of the Board (since 1961) and President                 86
                                     (1961 - March 26, 1995) of the Company

        P. David Bocksch**        -- President and Chief Executive Officer of the Company             51
                                     (effective March 27, 1995); Managing Partner of
                                     Dalexis Partners, Inc., a management consulting
                                     firm (1987 - March 26, 1995); President and Chief
                                     Executive Officer of MicroFrame, Inc., a data
                                     communications security firm (October 1993 to
                                     December 1994); President and Chief Executive
                                     Officer of Monroe System for Business, Inc., an
                                     office equipment and contract services company
                                     (June 1991 to September 1993); Senior Vice President
                                     of Alliance Capital Management, L.P., a pension
                                     fund manager and investment advisor (1989 to May 1991)

        Howard M. Bloch*          -- Vice President of the Company (since May 1993);                  67
                                     Treasurer of the Company (1972 - November 1994);
                                     Secretary of the Company (1987 - April 1994)

        James H. Perry            -- Treasurer of the Company (since December 1994);                  33
                                     Senior Manager at Ernst & Young LLP (October 1992 -
                                     November 1994); Manager at Ernst & Young LLP
                                     (1988 - September 1992)


















        Susan Fein Zawel          -- General Counsel (January 1992 - May 1994) and                    40
                                     Secretary (since May 1994) of the Company;
                                     Part-time practice of law in public service sector
                                     (1989 - 1991)

        Richard R. Erkeneff       -- President of AAI (since October 1993); Senior Vice               59
                                     President of the Aerospace Group at McDonnell
                                     Douglas Corporation (December 1992 - November 1993);
                                     President and Chief Executive Vice President of
                                     McDonnell Douglas Electronic Systems Company
                                     (1988 - October 1992)

        Michael A. Schillaci      -- President, Neo Plastics (since 1987)                             47

        *    Member of the Company's Board of Directors

        **   Nominee to the Company's Board of Directors





































     NYFS11...:\95\78495\0001\1196\FRM31594.Z7D

                                     PART II
                                     --------


     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Reference is made to the information set forth in Note 15 of the Notes to Financial Statements included in Item 8 of this Report concerning dividends, stock prices, stock listing and record holders, which information is incorporated herein by reference.


     ITEM 6.   SELECTED FINANCIAL DATA

     Reference is made to the information set forth in the sections entitled "Ten-Year Financial Data" on pages 37 and 38 of the Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 39 of the Annual Report, which sections are incorporated herein by reference.


     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 39 of the Annual Report, which section is incorporated herein by reference.


     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and consolidated financial statements included on pages 13 through 36 of the Annual Report are incorporated herein by reference.


     ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

































     NYFS11...:\95\78495\0001\1196\FRM31594.Z7D

                                    PART III
                                    --------


     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of United to be held on May 8, 1995 (the "Proxy Statement"), which section (other than the Compensation Committee Report and Performance Graph) is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1994, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

     The information required with respect to executive officers is set forth in Part I of this report under the heading "Executive Officers of the Registrant," pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K.


     ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information to be set forth in the section entitled "Election of Directors" in the Proxy Statement, which section (other than the Compensation Committee Report and Performance Graph) is incorporated herein by reference.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

     Reference is made to the information to be set forth in the section entitled "Voting Rights" and "Security Ownership of Management" in the Proxy Statement, which sections are incorporated herein by reference.


     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information to be set forth in the section entitled "Election of Directors" in the Proxy Statement, which section (other than the Compensation Committee Report and Performance Graph) is incorporated herein by reference.




























     NYFS11...:\95\78495\0001\1196\FRM31594.Z7D

                                     PART IV
                                     --------


     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

     (a)  (1)  Financial Statements:

               See Financial Statements Index included in Item 8 of this
               Report.

          (2)  Financial Statement Schedules:


                          FINANCIAL STATEMENT SCHEDULES

                                      INDEX
                                      ------

                                                                   Page No.
                                                                   ---------

     Independent Auditors Report                                      F-3

     Schedule I    Condensed Financial Information of Registrant      F-4

     Schedule II   Valuation and Qualifying Accounts                  F-9


          (3)  Exhibits:

          (3)(a)-   Restated Certificate of Incorporation of United (1).

          (3)(b)- By-Laws of United (incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1989).

          (3)(c)-   Amendment to By-Laws of United as of September 19, 1994.

          (10)(a)-  United Industrial Corporation 1994 Stock Option Plan (1).

          (10)(b)- Purchase Agreement, dated January 18, 1994, between United and Symtron Systems, Inc. (1).

          (10)(c)- Note Purchase Agreement (the "Note Agreement") dated as of July 15, 1992 among AAI Corporation ("AAI") and Principal Mutual Life Insurance Company, The Travelers Insurance Company and The Travelers Indemnity Company of Rhode Island (the "Purchasers") (2).

          (10)(d)- Guaranty Agreement (the "Note Guaranty") dated as of July 15, 1992 by United in favor of the Purchasers (2).

          (10)(e)-  Amendment No. 1 dated July 15, 1993 to the Note
                    Agreement (3).

          (10)(f)-  Amendment No. 1 dated July 15, 1993 to the Note
                    Guaranty (3).

          (10)(g)- Amendment No. 2 to Note Agreement dated as of December 20, 1993 among AAI and the Purchasers.

          (10)(h)- Amendment No. 3 to Note Agreement dated as of October 13, 1994 among AAI and the Purchasers (4).

          (10)(i)-  Amendment No. 2 to the Note Guaranty (4).

          (10)(j)- Credit Agreement dated as of October 13, 1994 among AAI Corporation, the Lenders parties thereto and First Fidelity Bank, National Association as Agent (the "Agent") and Issuing Bank (4).

          (10)(k)- Pledge and Security Agreement dated as of October 13, 1994 by AAI in favor of the Agent (4).

          (10)(l)- Pledge and Security Agreement dated as of October 13, 1994 by the Company in favor of the Agent (4).

          (10)(m)- Security Agreement dated as of October 13, 1994 between AAI and the Agent (4).

          (10)(n)- Security Agreement dated as of October 13, 1994 between each subsidiary of AAI, certain subsidiaries of the Company and the Agent (4).

          (10)(o)- Guaranty dated as of October 13, 1994 by the Company and certain of its subsidiaries and by each subsidiary of AAI in favor of the Agent(4).

          (10)(p)- Employment Agreement, dated September 20, 1993, between AAI and Richard R. Erkeneff (1).

          (10)(q)- Employment Agreement, dated March 16, 1995, between United and P. David Bocksch.

          (11) -    Computation of Earnings Per Share.

          (13) -    United's 1994 Annual Report to Shareholders.

          (21) -    Subsidiaries of United.

          (23) -    Consent of Independent Auditors

          (27) -    Financial Data Schedule

     -----------------------

          (1) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1993.

          (2) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.

          (3) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

          (4) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31,1994.


     (b)- Reports on Form 8-K - United did not file any reports on Form 8-K during the quarter ended December 31, 1994.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNITED INDUSTRIAL CORPORATION
                                        (Registrant)

                                        By:  /s/ Bernard Fein
                                           -------------------------------
                                             Bernard Fein, President

                                        Date:  March 24, 1995
                                               ---------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Name                                              Date
          ----                                              ----

      /s/ Bernard Fein                                      March 24, 1995
     ---------------------------------
     Bernard Fein, President, Chairman
       of the Board and Director
       (Principal Executive Officer)


      /s/ Howard M. Bloch                                   March 24, 1995
     --------------------------------
     Howard M. Bloch, Vice President,
       and Director  (Principal Financial and
       Accounting Officer)


      /s/ Maurice Rosenthal                                 March 24, 1995
     --------------------------------
     Maurice L. Rosenthal, Director



      /s/ Myron Simons                                      March 24, 1995
     --------------------------------
     Myron Simons, Director


      /s/ Rick S. Bierman                                   March 24, 1995
     --------------------------------
     Rick S. Bierman, Director

                           Annual Report on Form 10-K

                       Item 14(a) (1) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules

                          Year ended December 31, 1994

                          United Industrial Corporation

                               New York, New York



















































     NYFS11...:\95\78495\0001\1196\LST3285W.45B

                        Form 10-K Item 14(a) (1) and (2)

                 United Industrial Corporation and Subsidiaries

         List of Financial Statements and Financial Statement Schedules


     The following consolidated financial statements of United Industrial Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1994, are incorporated by reference in Item 8:


     Consolidated Balance Sheets December 31, 1994 and 1993
     Consolidated Statements of Operations
        Years Ended December 31, 1994, 1993 and 1992
     Consolidated Statements of Cash Flows
        Years Ended December 31, 1994, 1993 and 1992
     Notes to Financial Statements


     The following consolidated financial statement schedules of United Industrial Corporation and subsidiaries are included in Item 14(d):

     Schedule I     Condensed Financial Information of Registrant
     Schedule II    Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors

     Board of Directors and Shareholders
     United Industrial Corporation


     We have audited the accompanying consolidated balance sheets of United Industrial Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the company s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Industrial Corporation and subsidiaries at December 31, 1994 and 1993 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                         ERNST & YOUNG LLP
                                                         New York, New York


     February 28, 1995

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          UNITED INDUSTRIAL CORPORATION
                            CONDENSED BALANCE SHEETS




       (DOLLARS IN THOUSANDS)                             DECEMBER  31

                                                    1994               1993
                                                   ------             ------
       ASSETS
       Current assets:
         Cash and cash equivalents             $   5,635          $   1,941
         Recoverable income taxes                    -                3,618
         Prepaid expenses and other
         current assets                              208                940
         Deferred income taxes                     3,169              5,303
                                               ----------         ---------
       Total current assets                    $   9,012          $  11,802

       Equipment                                     325                256
         Less allowances for
           depreciation                             (240)              (231)
                                               ---------           --------
                                                      85                 25

       Other assets (principally
         investments in and amounts
         due from wholly-owned
         subsidiaries)                           165,370            125,834
                                               ---------          ---------
                                               $ 174,467          $ 137,661
                                               =========          =========

       LIABILITIES AND SHAREHOLDERS'
       EQUITY
       Current liabilities, including
         notes payable of $3,000               $   6,899          $   7,515
       Income taxes                                3,333                -
                                               ---------          ---------
       Total current liabilities                  10,232              7,515

       Deferred income taxes                       9,228              8,280

       Other liabilities (principally
         amount due to wholly-owned
         subsidiaries)                            66,586             36,512

       Shareholders' equity:
         Common Stock                             14,374             14,374
         Other shareholders'
           equity                                 74,047             70,980
                                               ---------          ---------
                                                  88,421             85,354
                                               ---------          ---------
                                               $ 174,467          $ 137,661
                                               =========          =========


                    See notes to condensed financial statements of registrant.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          UNITED INDUSTRIAL CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS






       (DOLLARS IN THOUSANDS)                       YEAR ENDED DECEMBER 31

                                              1994            1993           1992
                                            --------        --------       --------
       Management fees from
         wholly-owned
         subsidiaries                      $  2,064       $   2,571      $   2,485
       Other revenue (expense)-
         net                                    150              41            (21)
                                           --------       ---------       --------
                                              2,214           2,612          2,464
       Expenses:
         Administrative expenses              3,247           4,590          1,571
         Interest income                     (1,292)           (364)          (926)
         Interest expense                     4,708           2,110          2,460
                                           --------       ---------       --------
                                              6,663           6,336          3,105
                                           ========       =========       ========

       Loss before income taxes
         and equity in net income
         of subsidiaries                     (4,449)         (3,724)          (641)

       Income tax (benefit)                  (1,639)           (933)          (195)
                                           --------       ---------       --------
       Loss before equity in net
         income of subsidiaries              (2,810)         (2,791)          (446)
       Equity in net income
         (loss) of subsidiaries               8,022          (8,232)         6,839
                                           --------       ---------       --------
       Net income (loss)                   $ (5,212)      $ (11,023)      $  6,393
                                           ========       =========       ========
       Dividends paid by
         subsidiaries to Parent            $    -         $   1,500       $    -
                                           ========       =========       ========


                    See notes to condensed financial statements of registrant.

           Schedule I - Condensed Financial Information of Registrant
                          United Industrial Corporation

                       Condensed Statements of Cash Flows




       (DOLLARS IN THOUSANDS)                           YEAR ENDED DECEMBER 31

                                                     1994         1993        1992
                                                    ------       ------      ------
       Operating activities:
         Net income (loss)                       $  5,212    $ (11,023)   $   6,393
         Adjustments to reconcile net income
          (loss) to net cash provided by
          operating activities:
            Depreciation and amortization               9           33          34
            Deferred income taxes                    (441)        (680)         -
            Undistributed (earnings) loss of
              subsidiaries                         (8,022)       9,732      (6,839)
            Changes in operating assets and
              liabilities:
                Income taxes                        6,951       (3,618)         -
                Prepaid expenses and other
                  current assets                      732         (939)        662
                Current liabilities                  (616)      (2,912)      1,613
                Accounts with wholly-owned
                  subsidiaries                       3,037      21,874       6,542
                                                  --------   ---------    --------
       Net cash provided by operating
       activities                                    6,862      12,467       8,405
                                                  --------   ---------    --------
       Investing activities:
         Purchase of property and equipment            (69)         -           -
         (Increase) decrease in intercompany
           receivables due to transfer of
           deferred taxes from wholly-owned
           subsidiaries                             (3,523)     24,109       5,328
         Increase (decrease) in deferred
           taxes resulting from transfer
           from wholly-owned subsidiaries            3,523     (24,109)     (5,328)
         Other, net                                    (53)         -           -
                                                  --------   ---------    --------
       Net cash used in investing
         activities                                   (122)         -           -
                                                  --------   ---------    --------


           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          UNITED INDUSTRIAL CORPORATION

                 CONDENSED STATEMENTS OF CASH FLOWS  (continued)




       (DOLLARS IN THOUSANDS)                            Year Ended December 31


                                                     1994         1993        1992
                                                    ------       ------      ------
       Financing activities:

           Proceeds from borrowings             $  12,000    $   9,000   $  23,000
           Payments on borrowings                 (12,000)     (16,000)    (24,000)
           Dividends paid                          (2,571)      (4,290)     (7,845)
           Purchase of treasury shares               (475)          -           -
           Proceeds from exercise of stock
             options                                   -            -           57
                                                 --------     --------    --------
       Net cash used in financing activities
                                                   (3,046)     (11,290)     (8,788)
       Increase (decrease) in cash and cash      --------     --------   ---------
         equivalents
       Cash and cash equivalents at                 3,694        1,177        (383)
         beginning of year
                                                    1,941          764       1,147
       Cash and cash equivalents at end of       --------     --------   ---------
         year
                                                 $  5,635     $  1,941   $     764
                                                 ========     ========   =========



                    See notes to condensed financial statements of registrant.

     A. ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     In the parent-company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is reflected using the equity method. Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

     Certain amounts in the prior years have been reclassified to conform to the current year's classification.


     B. EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES

     In 1993, included in the equity in net loss of subsidiaries is a restructuring charge of $22,500,000 ($14,370,000, net of tax benefit) regarding the Company s defense industry subsidiary. A major portion of the charge resulted from the termination of the operations of AAI/MICROFLITE, a manufacturer of flight simulators and training devices, due to a lack of new orders. Also, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes. The implementation of these accounting changes resulted in a cumulative effect charge against income of $12,890,000, net of tax benefit and a cumulative effect of $13,884,000 which reduced the 1993 net loss, respectively. Consequently, the net cumulative effect of these accounting changes resulted in a $994,000 reduction of the net loss in 1993.

                  Schedule II Valuation and Qualifying Accounts

                 United Industrial Corporation and Subsidiaries

                                December 31, 1994



               COL. A                   COL. B                         COL. C                     COL. D           COL. E



                                                                  (1)             (2)
                                                                              CHARGED TO
                                         BALANCE AT           CHARGED TO         OTHER                           BALANCE AT
                                        BEGINNING OF           COSTS AND        ACCOUNTS        DEDUCTIONS         END OF
             DESCRIPTION                   PERIOD              EXPENSES         DESCRIBE        (DESCRIBE)         PERIOD
             -----------                   ------              --------         --------        ----------         ------

Year ended December 31, 1994:
   Deducted from asset account:
     Allowance for doubtful accounts    $  418,000                                           $    50,000 (B)    $  368,000
                                        ==========                                           ===============    ==========
   Product warranty liability           $  800,000                                           $   275,000 (B)    $  525,000
                                        ==========                                           ===============    ==========

Year ended December 31, 1993:
   Deducted from asset account:
     Allowance for doubtful accounts    $  476,000           $    41,000                     $   99,000  (A)    $  418,000
                                        ==========           ===========                     ===============    ==========
   Product warranty liability           $  950,000                                           $  150,000  (B)    $  800,000
                                        ==========           ===========                     ===============    ==========
Year ended December 31, 1992:
   Deducted from asset account:
     Allowance for doubtful accounts    $  560,000           $    13,000    $  141,000  (C)  $  238,000  (B)    $  476,000
                                        ==========           ===========    ===============  ===============    ==========

   Product warranty liability           $  850,000           $   100,000                                        $  950,000
                                        ==========           ===========                                        ==========

        (A) -- Uncollectible accounts written off, net of recoveries.
        (B) -- Reduction of valuation account.
        (C) -- Applicable to acquired business.


                                  EXHIBIT INDEX


       EXHIBIT NO.            EXHIBIT                                      PAGE
       -----------            -------                                      ----


          (3)(a)-   Restated Certificate of Incorporation of United (1).

          (3)(b)- By-Laws of United (incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1989).

          (3)(c)-   Amendment to By-Laws of United as of September 19,
                    1994.

          (10)(a)-  United Industrial Corporation 1994 Stock Option
                    Plan (1).

          (10)(b)- Purchase Agreement, dated January 18, 1994, between United and Symtron Systems, Inc. (1).

          (10)(c)- Note Purchase Agreement (the "Note Agreement") dated as of July 15, 1992 among AAI Corporation ("AAI") and Principal Mutual Life Insurance Company, The Travelers Insurance Company and The Travelers Indemnity Company of Rhode Island (the
                    "Purchasers") (2).

          (10)(d)- Guaranty Agreement (the "Note Guaranty") dated as of July 15, 1992 by United in favor of the Purchasers (2).

          (10)(e)-  Amendment No. 1 dated July 15, 1993 to the Note
                    Agreement (3).

          (10)(f)-  Amendment No. 1 dated July 15, 1993 to the Note
                    Guaranty (3).

          (10)(g)-  Amendment No. 2 to Note Agreement dated as of
                    December 20, 1993 among AAI and the Purchasers.

          (10)(h)-  Amendment No. 3 to Note Agreement dated as of
                    October 13, 1994 among AAI and the Purchasers (4).

          (10)(i)-  Amendment No. 2 to the Note Guaranty (4).

          (10)(j)- Credit Agreement dated as of October 13, 1994 among AAI Corporation, the Lenders parties thereto and First Fidelity Bank, National Association as Agent (the "Agent") and Issuing Bank (4).

          (10)(k)- Pledge and Security Agreement dated as of October 13, 1994 by AAI in favor of the Agent (4).

          (10)(l)- Pledge and Security Agreement dated as of October 13, 1994 by the Company in favor of the Agent (4).

          (10)(m)- Security Agreement dated as of October 13, 1994 between AAI and the Agent (4).

          (10)(n)- Security Agreement dated as of October 13, 1994 between each subsidiary of AAI, certain subsidiaries of the Company and the Agent (4).

          (10)(o)- Guaranty dated as of October 13, 1994 by the Company and certain of its subsidiaries and by each subsidiary of AAI in favor of the Agent (4).

          (10)(p)- Employment Agreement, dated September 20, 1993, between AAI and Richard R. Erkeneff (1).

          (10)(q)- Employment Agreement, dated March 16, 1995, between United and P. David Bocksch.

          (11) -    Computation of Earnings Per Share.

          (13) -    United's 1994 Annual Report to Shareholders.

          (21) -    Subsidiaries of United.

          (23) -    Consent of Independent Auditors

          (27) -    Financial Data Schedule































     -----------------------

          (1) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1993.

          (2) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.

          (3) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

          (4) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31,1994.