Form 10-Q
period 1995-03-31
UNITED INDUSTRIAL CORP /DE/
filed 1995-05-12
CIK 101271

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                 FORM 10-Q

                               -------------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1995

                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________

                      Commission file number:  1-4252


                       UNITED INDUSTRIAL CORPORATION
- ---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                  95-2081809
- --------------------------------           --------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)                          No.)

                  18 East 48th Street, New York, NY  10017
                              (212) 752-8787
- ---------------------------------------------------------------------------
  (Address, Including Zip Code, and Telephone Number, Including Area Code
                of Registrant's Principal Executive Offices)

                               Not Applicable
- ---------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                  Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [x]   No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,167,493 shares of common stock as of May 1, 1995.

                       UNITED INDUSTRIAL CORPORATION


                                   INDEX
                                   ------
                                                                    Page No.
                                                                    --------

Part I - Financial Information

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets - Unaudited
            March 31, 1995 and December 31, 1994                        1

            Consolidated Condensed Statements of Operations -
            Three Months Ended March 31, 1995 and 1994                  2

            Consolidated Condensed Statements of Cash Flows
            Three Months Ended March 31, 1995 and 1994                  3

            Notes to Consolidated Condensed Financial Statements      4 - 5


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations               5



PART II - Other Information                                             6

                       PART I - FINANCIAL INFORMATION
                UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Dollars in Thousands)



                                                                                             MARCH 31              DECEMBER 31
                                                                                               1995                    1994
                                                                                           ------------            -----------
                                                                                           (Unaudited)
ASSETS
- ------
Current Assets
        Cash & cash equivalents                                                             $ 16,416                 $  6,132
        Note receivable                                                                          -                      8,540
        Trade receivables                                                                     26,661                   33,564
        Inventories
          Finished goods & work-in-process                                                    54,251                   49,034
          Materials & supplies                                                                 4,318                    4,452
                                                                                            --------                 --------
                                                                                              58,569                   53,486

        Deferred income taxes                                                                  5,927                    3,169
        Prepaid expenses & other current assets                                                1,194                    1,667
                                                                                            --------                 --------
                 Total Current Assets                                                        108,767                  106,558

Other assets                                                                                  37,804                   37,022

Property & equipment - less allowances
 for depreciation (1995-$82,849; 1994-$81,767)                                                45,473                   45,214
                                                                                            --------                 --------
                                                                                            $192,044                 $188,794
                                                                                            ========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------


Current liabilities
- -------------------
        Short term borrowings                                                               $  3,000                 $  4,200
        Accounts payable                                                                      10,819                    8,769
        Accrued employee compensation & taxes                                                  8,180                    6,526
        Customer advances                                                                      7,747                    6,981
        Federal income taxes                                                                   4,552                    3,333
        Other liabilities                                                                      2,089                    5,664
        Provision for contract losses                                                         12,051                   10,474
                                                                                            --------                 --------
                 Total Current Liabilities                                                    48,438                   45,947

Long-term liabilities (less current maturities)                                               24,879                   24,580
Deferred income taxes                                                                          9,160                    9,228
Postretirement benefits other than pensions                                                   20,858                   20,618

Shareholders' Equity
- --------------------
        Common stock $1.00 par value
        Authorized - 15,000,000 shares; outstanding
        12,167,493 shares (net of shares in treasury)                                         14,374                   14,374
        Additional capital                                                                    93,744                   94,596
        Retained earnings (deficit)                                                           (2,059)                  (3,199)
        Treasury stock, at cost, 2,206,655 shares                                            (17,350)                 (17,350)
                                                                                            --------                 --------
                                                                                              88,709                   88,421
                                                                                            --------                 --------
                                                                                            $192,044                 $188,794
                                                                                            ========                 ========

See accompanying notes

                UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES



              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except per share amounts)




                                                                                             Three Months Ended March 31
                                                                                            ----------------------------
                                                                                            1995                      1994
                                                                                       ------------               -----------
                                                                                       (Unaudited)
Net Sales                                                                                $ 51,653                   $ 50,076

Operating costs & expenses

        Cost of sales                                                                      38,880                     38,087
        Selling & administrative                                                           11,068                     10,281
        Other income                                                                         (309)                      (205)
        Interest expense                                                                      588                        596
        Interest income                                                                      (445)                      (389)
                                                                                         --------                   --------
                                                                                           49,782                     48,370
                                                                                         --------                   --------
Income before income taxes                                                                  1,871                      1,706
Income taxes                                                                                  731                        652
                                                                                         --------                   --------

Net income                                                                               $  1,140                   $  1,054
                                                                                         ========                   ========

  Net earnings per share                                                                  $  0.09                     $ 0.09
                                                                                          =======                     ======




See accompanying notes

                UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)



                                                                                        THREE MONTHS ENDED MARCH 31
                                                                                      -------------------------------
                                                                                       1995                      1994
                                                                                     --------                  --------
                                                                                                 (Unaudited)
OPERATING ACTIVITIES
- --------------------
Net income                                                                         $   1,140                 $    1,054
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                                                        2,006                      1,636
  Deferred income taxes                                                               (2,826)                    (2,435)
  Increase (decrease) in contract loss provision                                       1,577                       (625)
  Changes in operating assets and liabilities:
  Decrease in accounts receivable                                                      6,903                      5,067
  Increase in inventories                                                             (5,083)                      (231)
  Decrease (increase) in prepaid expenses
    and other current assets                                                             473                       (127)
  Increase (decrease) in accounts payable,
    accruals, advances and other                                                         895                     (1,039)
  Increase in federal income taxes                                                     1,219                      2,963
  Increase (decrease) in long-term liabilities                                           507                       (678)
                                                                                   ---------                 ----------
 NET CASH PROVIDED BY
    OPERATING ACTIVITIES                                                               6,811                      5,585

INVESTING ACTIVITIES
- --------------------
Decrease in note receivable                                                            8,540                      8,540
Purchase of property and equipment                                                    (1,773)                      (628)
Increase in other assets - net                                                        (1,274)                      (794)
Acquisition of business - net of
 cash received                                                                          ---                      (1,489)
                                                                                   ---------                  ---------
 NET CASH PROVIDED BY
    INVESTING ACTIVITIES                                                               5,493                      5,629

FINANCING ACTIVITIES
- --------------------
Increase in long-term liabilities                                                         32                      1,138
Proceeds from borrowings                                                               3,000                        -
Payments on long-term debt & borrowings                                               (4,200)                   (13,700)
Dividends                                                                               (852)                      (858)
                                                                                   ---------                 ----------
 NET CASH USED IN FINANCING ACTIVITIES                                                (2,020)                   (13,420)
                                                                                   ---------                 ----------
  INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                              10,284                     (2,206)

  CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                           6,132                      3,906
                                                                                   ---------                 ----------
  CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                                       $  16,416                 $    1,700
                                                                                   =========                 ==========


See accompanying notes

               UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 31, 1995

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B - DIVIDENDS

A quarterly dividend of $.07 per share is payable May 31, 1995.


NOTE C - LEGAL PROCEEDINGS

The Company, along with various other parties, has been named in five claims (including four tort claims) relating to environmental matters based on allegations principally related to a predecessor's operations. These tort actions seek recovery for personal injury and property damage among other damages. In one tort claim, class certification was granted as to both property damage and medical monitoring classes. The Company has joined the other defendants in appealing the class certification issue to the Arizona Supreme Court.

The Company owned and operated a small facility at a site in the State of Arizona that manufactured semi-conductors between 1959 and 1960. All such operations of the Company were sold prior to 1962. This facility may have used trichloroethylene ("TCE") in small quantities. However, to date, there is no evidence that this facility released or disposed of TCE at this site.

On May 18, 1993, the State of Arizona filed suit against the Company seeking the recovery of investigative costs, injunctive relief to require the Company to perform a Remedial Investigation and Feasibility Study, and ultimately to require the remediation of alleged soil and groundwater contamination at and near a certain industrial site. Since then the State has brought in co-defendants whose operations at the site were substantially larger than those of the Company. The parties are engaged in active discovery.

Management intends to vigorously contest these actions and believes that the resolution of these actions will not be material to the Company.

The Company is involved in various other lawsuits and claims, including certain other environmental matters, arising out of the normal course of its business. In the opinion of management, the ultimate amount of liability, if any, under pending litigation, including claims described above, will not have a materially adverse effect on the consolidated financial position of the Company.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Net sales increased 3.1% to $51,653,000 in 1995, as compared to $50,076,000 in 1994. This growth primarily resulted from improvements at the Company s Energy segment, and the non-Department of Defense (DOD) markets served by the Company s Defense segment, partially offset by the continued contraction of the defense market.

The Defense segment has succeeded in maintaining its gross profit percentages because of efficiencies gained through its cost reduction program. The gross profit percentage at the Energy segment approximately doubled in the first quarter of 1995, as compared to the same period in 1994, primarily due to ongoing operational changes at the company s foundry operation, where new management has been installed.

Selling and Administrative expenses have continued their downward trend as a result of the Company s cost reduction program, but this decline was partially offset in 1995 by certain litigation costs. Excluding such costs, Selling and Administrative expenses as a percentage of net sales were 20% for the first quarter of 1995, as compared to 21% for the same period in 1994.

The Company recorded an increase in net income of 8.2% to $1,140,00 or .09 per share in 1995, as compared to net income of $1,054,000 or $.09 per share in 1994. The improvement was primarily attributable to increases in net income at the operating segments, partially offset by certain charges at the corporate office principally related to litigation costs. The elevated performance at the Defense segment resulted essentially from non-DOD markets and reduced interest expense due to lower borrowings. The Energy segment's improved operating results were primarily due to strong sales and ongoing operational changes, particularly at the Company s foundry operation, as noted above.

Liquidity and Capital Resources
- -------------------------------

Cash and cash equivalents increased $10,284,000 from December 31, 1994.
The principal cause of this increase was the final installment payment of $8,540,000 on the Company s note receivable. The Company currently has no significant fixed commitment for capital expenditures or for investments. Its capital requirements consist primarily of its obligations to fund operations and interest payments on indebtedness. The Company expects that available cash and existing lines of credit will be sufficient to meet its normal operating requirements.

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES



PART II - Other Information


      ITEM 4 - Submission of Matters to a Vote of Security Holders

             (a) The Annual Meeting of Stockholders of the Registrant was held on May 8, 1995.

             (b) Rick S. Bierman and Howard M. Bloch were elected directors at the meeting, for terms ending in 1998. P. David Bocksch was also elected a director at the meeting for a term ending in 1997. The incumbent directors whose terms of office continued after the meeting are Maurice Rosenthal, Myron Simons and Bernard Fein.

             (c)  Voting for the election of directors of the Registrant:



                                                                WITHHELD (including
                                                 FOR            broker non-votes)
                                                 ---            -------------------
                             Rick S. Bierman    9,247,486        150,898
                             Howard M. Bloch    9,278,126        120,258
                             P. David Bocksch   9,274,890        123,494


                   9,305,281 shares were voted in favor of the proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Registrant for 1995, with 44,542 shares voted against, 48,561 abstentions and no broker non-votes. 4,887,839 shares were voted against the stockholder proposal concerning elimination of a classified Board of Directors, with 2,269,547 shares voted for, 204,703 votes abstained, and 2,036,295 broker non-votes. Reference is made to the Registrant's Proxy Statement dated March 30, 1995 for its 1995 Annual Meeting for additional information concerning the matters voted on at the meeting.

     ITEM 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          11  -  Computation of Earnings per share

          20 - The Registrant's Proxy Statement dated March 30, 1995 for its 1995 Annual Meeting, which is incorporated herein by reference.

          27  -  Financial Data Schedule

     (b) The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1995.

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             UNITED INDUSTRIAL CORPORATION



Date:   May 12, 1995                        By:  /s/ Thomas J. Carmody
       --------------                          ----------------------------
                                               Thomas J. Carmody
                                               Vice President - Finance
                                               and Chief Financial Officer

               UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

                      INDEX OF EXHIBITS FILED HEREWITH

Exhibit No.                                                          Page
- ----------                                                           ----

   11          Computation of Earnings Per Share                      9

   20          The Registrant's Proxy Statement dated March 30,       10
               1995 for its 1995 Annual Meeting, which is incorporated herein by reference.

   27          Financial Data Schedule                                11