Form 10-Q
period 1995-06-30
UNITED INDUSTRIAL CORP /DE/
filed 1995-08-14
CIK 101271

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                 FORM 10-Q

                               -------------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1995

                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________

                      Commission file number:  1-4252


                       UNITED INDUSTRIAL CORPORATION
---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                  95-2081809
--------------------------------           --------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)                          No.)

                  18 East 48th Street, New York, NY  10017
                               (212) 752-8787
---------------------------------------------------------------------------
  (Address, Including Zip Code, and Telephone Number, Including Area Code
                of Registrant's Principal Executive Offices)

                               Not Applicable
---------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                  Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [x]   No  [_]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes  [_]   No  [_]

On August 1, 1995 the registrant had outstanding 12,166,160 shares of Common Stock, which is the registrant's only class of common stock.

                          UNITED INDUSTRIAL CORPORATION





                                             INDEX
                                             -----


                                                                    Page #
                                                                   ---------
     Part I - Financial Information

     Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets - Unaudited
          June 30, 1995 and December 31, 1994                             1

          Consolidated Condensed Statements of Operations -
          Three Months and Six Months Ended June 30, 1995
          and 1994                                                        2

          Consolidated Condensed Statements of Cash Flows
          Six Months Ended June 30, 1995 and 1994                         3

          Notes to Consolidated Condensed Financial
          Statements                                                  4 - 6


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operation            7 - 9



     PART II - Other Information                                         10

                         PART I - FINANCIAL INFORMATION

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                      June 30               December 31
                                                                                       1995                     1994
                                                                                    -----------             -----------
                                                                                    (UNAUDITED)
ASSETS
------
Current Assets
        Cash & cash equivalents                                                     $  15,714                 $  6,132
        Note receivable                                                                   -                      8,540
        Trade receivables                                                              26,467                   33,564
        Inventories
          Finished goods & work-in-process                                             50,361                   49,034
          Materials & supplies                                                          4,266                    4,452
                                                                                     --------                 --------
                                                                                       54,627                   53,486
        Deferred income taxes                                                           5,991                    3,169
        Prepaid expenses & other current assets                                           949                    1,667
                                                                                     --------                 --------
                 Total Current Assets                                                 103,748                  106,558

Other assets                                                                           38,371                   37,022

Property & equipment - less allowances
 for depreciation (1995 - $83,462 & 1994 - $81,767)                                    44,854                   45,214
                                                                                     --------                 --------
                                                                                     $186,973                 $188,794
                                                                                     ========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------

Current liabilities
-------------------
        Short term borrowings                                                        $  3,000                  $ 4,200
        Accounts payable                                                                8,765                    8,769
        Accrued employee compensation & taxes                                           8,523                    6,526
        Customer advances                                                               5,659                    6,981
        Federal income taxes                                                            1,570                    3,333
        Other liabilities                                                               2,647                    5,664
        Reserve for contract losses                                                    13,295                   10,474
                                                                                     --------                 --------
                 Total Current Liabilities                                             43,459                   45,947

Long-term liabilities (less current maturities)                                        24,876                   24,580
Deferred income taxes                                                                   9,187                    9,228
Postretirement benefits other than pensions                                            21,116                   20,618

Shareholders' Equity
--------------------
        Common stock $1.00 par value
        Authorized - 15,000,000 shares; outstanding
        1995 - 12,168,793 and 1994 - 12,167,493 shares
        (net of shares in treasury)                                                    14,374                   14,374
        Additional capital                                                             92,036                   94,596
        Retained earnings (deficit)                                                      (735)                  (3,199)
        Treasury stock, at cost, 1995 - 2,205,355 shares
        1994 - 2,206,655 shares                                                       (17,340)                 (17,350)
                                                                                     --------                 --------
                                                                                       88,335                   88,421
                                                                                     --------                 --------
                                                                                     $186,973                 $188,794
                                                                                     ========                 ========

See accompanying notes
/TABLE



                                         UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                        (Dollars in thousands except per share amounts)




                                                                          Three Months Ended              Six Months Ended
                                                                               June 30                         June 30
                                                                          ------------------              ----------------
                                                                                             (UNAUDITED)
                                                                         1995        1994*               1995         1994*
                                                                         ----        -----               ----         -----
Net Sales                                                            $ 57,869       $ 42,216          $109,522       $92,292

Operating costs & expenses
  Cost of sales                                                        45,177         30,399            84,057        68,355
  Selling & administrative                                              9,423         10,721            20,491        21,002
  Other (income) expense - net                                            732              5               423           (69)
  Interest - net                                                          254            338               397           545
  Reduction of restructuring charge                                      -            (1,554)              -          (1,554)
                                                                      -------        -------          --------       -------
                                                                       55,586         39,909           105,368        88,279
                                                                      -------        -------          --------       -------
Income before income taxes                                              2,283          2,307             4,154         4,013
Income taxes                                                              959            899             1,690         1,551
                                                                      -------        -------          --------       -------
Net income                                                            $ 1,324        $ 1,408          $  2,464       $ 2,462
                                                                      =======        =======          ========       =======
  Net earnings per share                                               $  .11         $  .11            $  .20        $  .20
                                                                       ======         ======            ======        ======

See accompanying notes












* Restated to conform to current classifications.


                                         UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                    (Dollars in Thousands)


                                                                                              SIX MONTHS ENDED JUNE 30
                                                                                            ----------------------------
                                                                                                     (UNAUDITED)
                                                                                          1995                        1994
                                                                                        --------                    --------
OPERATING ACTIVITIES
--------------------
Net income                                                                             $   2,464                    $  2,462
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                                                            4,186                       2,815
  Deferred income taxes                                                                   (2,863)                     (2,010)
  Increase (decrease) in contract loss provision                                           2,821                        (845)
  Changes in operating assets and liabilities                                              3,328                      10,684
                                                                                       ---------                    --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                9,936                      13,106




INVESTING ACTIVITIES
--------------------
Decrease in note receivable                                                                8,540                       8,540
Purchase of property and equipment                                                        (2,855)                       (535)
Increase in other assets - net                                                            (2,320)                     (2,691)
Acquisition of business - net of
 cash received                                                                              -                         (2,218)
                                                                                       ---------                    --------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                                                3,365                       3,096



FINANCING ACTIVITIES
--------------------
Increase in long-term liabilities                                                             31                       1,946
Proceeds from borrowings                                                                   3,000                       6,000
Payments on long-term debt & borrowings                                                   (4,200)                    (23,700)
Dividends                                                                                 (2,555)                     (1,716)
Proceeds from exercise of Stock options                                                        5                         -
                                                                                       ---------                    --------
  NET CASH USED IN FINANCING ACTIVITIES                                                   (3,719)                    (17,470)
                                                                                       ---------                    --------
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         9,582                      (1,268)

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         6,132                       3,906
                                                                                       ---------                    --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  15,714                    $  2,638
                                                                                       =========                    ========

See accompanying notes


/TABLE

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


     Notes to Consolidated Condensed Financial Statements

     June 30, 1995


     NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

     NOTE B - DIVIDENDS

     A quarterly dividend of $.07 per share is payable August 30, 1995 and additional capital has been reduced.

     NOTE C - SUNDRY

     In May 1995, AAI Systems Management, Inc. (the "subsidiary"), an indirect subsidiary of the Company, submitted to the U.S. Government (the "customer") a Request for Equitable Adjustment ("REA") totaling approximately $11,800,000 in connection with a certain contract with the subsidiary. The REA seeks monetary damages based on costs incurred by the subsidiary arising out of or in connection with customer directed suspension of work and resulting schedule delays, additional work directives, and other actions by the customer in connection with the contract for which contractors are allowed recovery under the Federal Acquisition Regulations. On July 14, 1995, the subsidiary received the final decision of the customer rejecting the REA in its entirety. Subsequent correspondence from the customer offered certain economic relief not offered in it's July 14 rejection and a willingness to discuss the claim and a request that work continue on this important project. The subsidiary believes that the claims made in the REA are meritorious and will vigorously pursue recovery of the monies claimed through a number of options available to it, including bringing a direct action in the U.S. Claims Court. The subsidiary is currently evaluating its options and has not yet made a decision as to which action it will take.

     The Company provides for costs related to contingencies such as this after its possible exposure is reasonably determined. It is the opinion of management, that the ultimate resolution of this contingency will not have a material adverse effect on the financial condition of the Company.


     NOTE D - LEGAL PROCEEDINGS

     The Company, along with numerous other parties, has been named in five tort actions relating to environmental matters based on allegations partially related to a predecessor's operations. These tort actions seek recovery for personal injury and property damage among other damages. In one tort claim, class certification was granted as to both property damage and medical monitoring classes. The Company has joined the other defendants in appealing the class certification issue to the Arizona Supreme Court.

     The Company owned and operated a small facility at a site in the State of Arizona that manufactured semi-conductors between 1959 and 1960. All such operations of the Company were sold by 1961. Although this facility may have used trichloroethylene ("TCE") in small quantities, there is no evidence that this facility released or disposed of TCE at this site.

     On May 18, 1993, the State of Arizona filed suit against the Company seeking the recovery of investigative costs, injunctive relief to require the Company to perform a Remedial Investigation and Feasibility Study ("RI/FS"), and ultimately to require the remediation of alleged soil and groundwater contamination at and near a certain industrial site. Since then the State has brought in co-defendants whose operations at the site were substantially larger than those of the Company.

     On June 20, 1995 the Company and the State of Arizona executed an agreement in principle to settle the clean-up litigation. In exchange for a full release from liability by the State and the Arizona Department of Environmental Quality, the Company has agreed to the following:

     * Undertake and pay for the costs of an RI/FS based upon a draft March 1993 work plan.

     * Pay $125,000 towards past costs incurred by the State of Arizona and the Department of Environmental Quality.

     * Pay $125,000 towards costs of future remediation and clean-up of the site. In addition, at the time the State selects a remedy, the Company agrees to an additional contribution in the amount of a percentage of the estimated clean-up cost.

     The Company and the State have begun negotiations on drafting a Consent Decree incorporating these terms and conditions. Resolution of this matter will not have a materially adverse effect on the consolidated financial position of the Company.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     Results of Operations

     Net sales increased $15,653,000 or 37% to $57,869,000, in the second quarter of 1995 as compared to the second quarter of 1994. For the first six months of 1995, net sales were $17,230,000 or 19% higher than the same period in 1994. Sales increased in both periods in all segments, except the Plastic Products segment which experienced a slight decrease in sales for the three months ending June 30, 1995. The major increase was in the Defense segment.

     Despite the increase in sales, gross profit percentages at the Defense segment slipped approximately seven and four percentage points for the three and six month periods ended June 30, 1995, respectively, as compared to the same periods in the prior year, to approximately 21% and 23%, respectively. These decreases were attributable to lower margin projects and are reflective of the competitive market place in this segment, and the amortization of intangible assets related to an acquisition made in 1994. The gross profit percentages at the Energy segment showed slight improvement for the second quarter and significant improvement for the six month period, primarily due to the continued emphasis on replacement parts and increased sales of Hydrograte stokers which command higher margins as well as ongoing operational changes at the Company's foundry operation.

     The benefits of the spending reduction program implemented in 1994 continue to be reflected in lower Selling and Administrative expenses. For example, the Defense segment reported lower overhead spending of $1,203,000 and $1,807,000 for the three and six month periods ended June 30, 1995 as compared to the same periods in the prior year. Higher costs at UIC Corporate, however, as a result of recent organization changes and reserves taken to settle an environmental suit, partially offset these savings. Selling and Administrative expenses as a percentage of net sales were approximately 16% and 19% for the three and six month periods ended June 30, 1995, as compared to 25% and 23%, for the same periods in 1994.

     The Company recorded net income of $1,324,000 and $2,464,000 for the three and six month periods ended June 30, 1995, respectively. These results are essentially unchanged from the same period in 1994, though those periods in 1994 include profits of $1,554,000 related to the sale of assets associated with the Company's restructuring in 1993. The results for both periods in 1995 included improved operating results at the Company's Energy segment. However, lower margins and increased amortization of intangible assets at the Defense segment offset this improvement in the second quarter. During the six month period, reserves taken to settle an environmental suit and other higher corporate expenses as well as lower margins and increased amortization of intangible assets at the Defense segment offset the improved results at the Energy segment. The growth experienced in the Energy segment was primarily due to strong sales and ongoing operational changes at the Company's foundry operation.

     Liquidity and Capital Resources

     Cash flows from operations were $9,936,000 for the six month period ended June 30, 1995, as compared to $13,106,000 for the same period in the prior year. Changes in working capital accounts explain the variance, as net income was substantially unchanged. Funds from operations were sufficient for dividends, capital expenditures, and repayment of borrowings. Additionally, the Company received the final installment payment of $8,540,000 on its note receivable in February 1995. The Company currently has no significant fixed commitments for capital expenditures or for investments. Its capital requirements consist primarily of its obligation to fund operations and interest payments on indebtedness. The Company expects that available cash and existing lines of credit will be sufficient to finance operations.


     Contingent Matters

     The Company owned and operated a small facility at a site in the State of Arizona that manufactured semi-conductors between 1959 and 1960. All such operations of the Company were sold by 1961. Although this facility may have used trichloroethylene ("TCE") in small quantities, there is no evidence that this facility released or disposed of TCE at this site.

     On May 18, 1993, the State of Arizona filed suit against the Company seeking the recovery of investigative costs, injunctive relief to require the Company to perform a Remedial Investigation and Feasibility Study ("RI/FS"), and ultimately to require the remediation of alleged soil and groundwater contamination at and near a certain industrial site. Since then the State has brought in co-defendants whose operations at the site were substantially larger than those of the Company.

     On June 20, 1995 the Company and the State of Arizona executed an agreement in principle to settle the clean-up litigation. In exchange for a full release from liability by the State and the Arizona Department of Environmental Quality, the Company has agreed to the following:

     * Undertake and pay for the costs of an RI/FS based upon a draft March 1993 work plan.

     * Pay $125,000 towards past costs incurred by the State of Arizona and the Department of Environmental Quality.

     * Pay $125,000 towards costs of future remediation and clean-up of the site. In addition, at the time the State selects a remedy, the Company agrees to an additional contribution in the amount of a percentage of the estimated clean-up cost.

     The Company and the State have begun negotiations on drafting a Consent Decree incorporating these terms and conditions. Resolution of this matter will not have a materially adverse effect on the consolidated financial position of the
     Company.

     In May 1995, AAI Systems Management, Inc. (the "subsidiary"), an indirect subsidiary of the Company, submitted to the U.S. Government (the "customer") a Request for Equitable Adjustment ("REA") totaling approximately $11,800,000 in connection with a certain contract with the subsidiary. The REA seeks monetary damages based on costs incurred by the subsidiary arising out of or in connection with customer directed suspension of work and resulting schedule delays, additional work directives, and other actions by the customer in connection with the contract for which contractors are allowed recovery under the Federal Acquisition Regulations. On July 14, 1995, the subsidiary received the final decision of the customer rejecting the REA in its entirety. Subsequent correspondence from the customer offered certain economic relief not offered in it's July 14 rejection and a willingness to discuss the claim and a request that work continue on this important project. The subsidiary believes that the claims made in the REA are meritorious and will vigorously pursue recovery of the monies claimed through a number of options available to it, including bringing a direct action in the U.S. Claims Court. The subsidiary is currently evaluating its options and has not yet made a decision as to which action it will take.

     The Company provides for costs related to contingencies such as this after its possible exposure is reasonably determined. It is the opinion of management, that the ultimate resolution of this contingency will not have a material adverse effect on the financial condition of the Company.

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES



     PART II - Other Information


     Item 1 - Legal Proceedings

             Reference is made to Note D to the financial statements included in Part I hereof, which Note is incorporated herein by reference, for information concerning the lawsuit of the State of Arizona against the Company relating to environmental matters.


     Item 6 - Exhibits and Reports on Form 8-K

             (a) Exhibits

               11 -   Computation of Earnings per share

               27 -   Financial Data Schedule

             (b) The Registrant did not file any reports on Form 8-K
                 during the quarter ended June 30, 1995.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      UNITED INDUSTRIAL CORPORATION



     Date: August 14, 1995           By:  /s/ Thomas J. Carmody
           ---------------                ------------------------
                                              Thomas J. Carmody
                                              Vice President - Finance
                                              and Chief Financial Officer

                                  EXHIBIT INDEX

          Exhibit
          Number         Description
          ------         -----------


            11 -    Computation of Earnings per share

            27 -    Financial Data Schedule