Form 10-Q
period 1995-09-30
UNITED INDUSTRIAL CORP /DE/
filed 1995-11-14
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     September 30, 1995
                                            ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from                to
                                       ----------------  -----------------

                         Commission file number #1-4252

                          UNITED INDUSTRIAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        95-2081809
           --------                                        ----------
 (State or other jurisdiction of                  (I.R.S. Identification No.)
 incorporation or organization)


                     18 East 48th Street, New York, NY 10017
                     ---------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (212) 752-8787
                                                           --------------


                                 Not Applicable
                                 --------------
               Former name, former address and former fiscal year,
                         if changed since last report.



         Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,170,793 shares of common stock as of November 1, 1995.

                          UNITED INDUSTRIAL CORPORATION



                                      INDEX


                                                                         Page #
Part I - Financial Information                                           ------

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets - Unaudited
            September 30, 1995 and December 31, 1994                        1

            Consolidated Condensed Statements of Operations -
            Three Months and Nine Months Ended September 30,
            1995 and 1994                                                   2

            Consolidated Condensed Statements of Cash Flows
            Nine Months Ended September 30, 1995 and 1994                   3

            Notes to Consolidated Condensed Financial Statements          4 - 5


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operation                  6 - 7



PART II - Other Information                                                 8








NYFS11...:\95\78495\0001\6678\FRMN105S.140

                         PART I - FINANCIAL INFORMATION


                                            UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                                               CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       (Dollars in Thousands)

                                                                                                 September 30            December 31
                                                                                                     1995                    1994
                                                                                                     ----                    ----
                                                                                                  (UNAUDITED)
ASSETS

Current assets
         Cash & cash equivalents                                                                   $   8,622              $   6,132
         Note receivable                                                                                --                    8,540
         Trade receivables                                                                            28,798                 33,564
         Inventories
           Finished goods & work-in-process                                                           49,046                 49,034
           Materials & supplies                                                                        4,829                  4,452
                                                                                                   ---------              ---------
                                                                                                      53,875                 53,486
         Deferred income taxes                                                                         6,142                  3,169
         Prepaid expenses & other current assets                                                       1,430                  1,667
                                                                                                   ---------              ---------
                   Total Current Assets                                                               98,867                106,558

Other assets                                                                                          39,738                 37,022

Property & equipment - less allowances
 for depreciation (1995 - $84,930 & 1994 - $81,767)                                                   44,278                 45,214
                                                                                                   ---------              ---------
                                                                                                   $ 182,883              $ 188,794
                                                                                                   =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
         Short term borrowings                                                                     $   3,000              $   4,200
         Accounts payable                                                                              8,724                  8,769
         Accrued employee compensation & taxes                                                         7,659                  6,526
         Customer advances                                                                             4,369                  6,981
         Current portion of long-term debt                                                             6,250
         Federal income taxes                                                                            382                  3,333
         Other liabilities                                                                             3,095                  5,664
         Reserve for contract losses                                                                  11,189                 10,474
                                                                                                   ---------              ---------
                   Total Current Liabilities                                                          44,668                 45,947

Long-term liabilities (less current maturities)                                                       18,657                 24,580
Deferred income taxes                                                                                  9,420                  9,228
Postretirement benefits other than pensions                                                           21,370                 20,618

Shareholders' Equity
         Common stock $1.00 par value
         Authorized - 15,000,000 shares; outstanding
         1995 - 12,170,793 and 1994 - 12,167,493 shares
         (net of shares in treasury)                                                                  14,374                 14,374
         Additional capital                                                                           92,030                 94,596
         Retained earnings (deficit)                                                                    (312)                (3,199)
         Treasury stock, at cost, 1995 - 2,203,355 shares
         1994 - 2,206,655 shares                                                                     (17,324)               (17,350)
                                                                                                   ---------              ---------

                                                                                                      88,768                 88,421
                                                                                                   ---------              ---------
                                                                                                   $ 182,883              $ 188,794
                                                                                                   =========              =========

See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share amounts)



                                                                        Three Months Ended                   Nine Months Ended
                                                                           September 30                         September 30
                                                                        ------------------                   -----------------
                                                                                              (UNAUDITED)

                                                                     1995             1994*                1995             1994*
                                                                     ----             -----                ----             -----
Net Sales                                                        $  53,568          $  59,710          $ 163,090          $ 152,002
Operating costs & expenses

   Cost of sales                                                    42,833             46,800            126,890            115,418
   Selling & administrative                                          9,115              9,948             29,606             30,950
   Other expenses (income) - net                                       241                128                664               (204)
   Interest expense-net                                                388                356                785                901
   Provision for restructuring charge                                 --                 --                 --               (1,554)
                                                                 ---------          ---------          ---------          ---------
                                                                    52,577             57,232            157,945            145,511
                                                                 ---------          ---------          ---------          ---------

Income before income taxes                                             991              2,478              5,145              6,491
Income taxes                                                           568                940              2,258              2,491
                                                                 ---------          ---------          ---------          ---------


Net income                                                       $     423          $   1,538          $   2,887          $   4,000
                                                                 =========          =========          =========          =========


  Net earnings per share                                         $     .04          $     .13          $     .24          $     .33
                                                                 =========          =========          =========          =========

See accompanying notes



* Restated to conform to current classifications.


                                            UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                       (Dollars in Thousands)

                                                                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                                                                      ------------------------------
                                                                                                               (UNAUDITED)

                                                                                                      1995                  1994 *
                                                                                                   ---------              ---------
OPERATING ACTIVITIES

Net income                                                                                         $   2,887              $   4,000
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                                                                        6,402                  5,318
  Deferred income taxes                                                                               (2,781)                  (129)
  Increase (decrease) in contract loss provision                                                         715                 (1,517)
  Changes in operating assets and liabilities                                                         (2,135)                20,370
                                                                                                   ---------              ---------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                            5,088                 28,042


INVESTING ACTIVITIES
Decrease in note receivable                                                                            8,540                  8,540
Purchase of property and equipment                                                                    (4,011)                (3,260)
Increase in other assets - net                                                                        (4,171)                (3,375)
Acquisition of business - net of
 cash received                                                                                          --                   (2,446)
                                                                                                   ---------              ---------

  NET CASH PROVIDED BY INVESTING ACTIVITIES                                                              358                   (541)


FINANCING ACTIVITIES
Increase (decrease) in long-term liabilities                                                          (5,467)                 2,199
Increase in current portion of long term liabilities                                                   6,250
Proceeds from borrowings                                                                               9,000                  9,000
Payments on long-term debt & borrowings                                                              (10,200)               (26,700)
Dividends                                                                                             (2,555)                (1,716)
Proceeds from exercise of Stock options                                                                   16                   (155)
                                                                                                   ---------              ---------

  NET CASH USED IN FINANCING ACTIVITIES                                                               (2,956)               (17,372)
                                                                                                   ---------              ---------

  INCREASE IN CASH AND CASH EQUIVALENTS                                                                2,490                 10,129

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     6,132                  3,906
                                                                                                   ---------              ---------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $   8,622              $  14,035
                                                                                                   =========              =========

See accompanying notes

*  Restated to conform to current classifications

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 1995


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B - DIVIDENDS

A quarterly dividend of $.05 per share is payable November 30, 1995 and additional capital has been reduced in October 1995.

NOTE C - SUNDRY

In May 1995, AAI Systems Management, Inc. (the "subsidiary"), an indirect subsidiary of the Company, submitted to the U.S. Government (the "customer") a Request for Equitable Adjustment ("REA") totaling approximately $11,800,000 in connection with a certain contract with the subsidiary. The REA seeks monetary damages based on costs incurred by the subsidiary arising out of or in connection with customer directed suspension of work and resulting schedule delays, additional work directives, and other actions by the customer in connection with the contract for which contractors are allowed recovery under the Federal Acquisition Regulations. On July 14, 1995, the subsidiary received the final decision of the customer rejecting the REA in its entirety. Subsequent correspondence from the customer offered certain economic relief not offered in its July 14 rejection, a willingness to discuss the claim and a request that work continue on this project. The subsidiary believes that the claims made in the REA are meritorious and will vigorously pursue recovery of the monies claimed. To fully protect the Company's interest, on October 10, 1995, a Notice of Appeal of the final decision was filed with the Armed Services Board of Contract Appeals seeking monetary damages plus interest.

The Company provides for costs related to contingencies such as this after its possible exposure is reasonably determined. It is the opinion of management that the ultimate resolution of this contingency will not have a material adverse effect on the financial condition of the Company.


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

On June 20, 1995 the Company and the State of Arizona executed an agreement in principle to settle the clean-up litigation. In exchange for a full release from liability by the State and the Arizona Department of Environmental Quality, the Company has agreed to the following:

o Undertake and pay for the costs of an RI/FS based upon a draft March 1993 work plan.

o Pay $125,000 towards past costs incurred by the State of Arizona and the Department of Environmental Quality.

o Pay $125,000 towards costs of future remediation and clean-up of the site. In addition, at the time the State selects a remedy, the Company agrees to an additional contribution in the amount of a percentage of the estimated clean-up cost.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

Net sales in the first nine months of 1995 increased $11,088,000 or 7% compared to the same period in 1994. Sales increased in all segments for the nine month period. Net sales decreased $6,142,000 or 10% in the third quarter of 1995 compared to the third quarter of 1994 due primarily to results in the Defense segment.

Gross profit percentages in the three and nine month periods decreased from 22% to 20% and 24% to 22%, respectively, due to the Defense segment's operations. Margins decreased due to lower sales activity and increased contract costs. Gross profit margins increased in Plastics and Energy segments in the three and nine month periods.

The benefits of the spending reduction program implemented in 1994 continue to be reflected in lower selling and administrative expenses in the Defense segment resulting in lower total selling and administrative expenses. Higher costs at UIC corporate, as a result of recent organization changes and reserves taken to settle an environmental suit partially offset these savings. Selling and Administrative expenses as a percentage of net sales were approximately 17% and 18% for the three and nine month periods ended September 30, 1995, compared to 17% and 20% for the same periods in 1994.

The Company recorded net income of $423,000 and $2,887,000 for the three and nine months ended September 30, 1995, respectively. The decrease in net income in the 1995 third quarter as compared to the corresponding period in 1994 is primarily due to increased costs on a contract with the U.S. Government discussed under Contingent Matters below. A current estimate of the costs to complete this contract, which is an ongoing process, is expected to be completed during the fourth quarter. The net income for the nine months ended 1995 would approach that of the corresponding period in the prior year if not impacted by these increased contract costs. In addition, the nine month period in 1994 included, net of tax, profits of approximately $950,000 related to the sale of assets associated with the Company's restructuring in 1993.

The increase in the income tax rate from 37.9% and 38.4% in prior three and nine month periods to 57.3% and 43.9% in the current three and nine month periods was due to the payment to the IRS of obligations related to prior years.

Liquidity and Capital Resources

Cash flows from operations were $5,088,000 for the nine month period ended September 30, 1995, as compared to $28,042,000 for the same period in the prior year. The major items accounting for the difference include changes in accounts receivable, assets held for sale and federal income taxes payable. Funds from operations were sufficient for dividends, capital expenditures, and repayment of borrowings. Additionally, the Company received the final installment payment of $8,540,000 on its note receivable in February 1995. The Company currently has no significant fixed commitments for capital expenditures or for investments. Its capital requirements consist primarily of its obligation to fund operations and interest payments on indebtedness. The Company expects that available cash and existing lines of credit will be sufficient to finance operations.


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

On June 20, 1995 the Company and the State of Arizona executed an agreement in principle to settle the clean-up litigation. In exchange for a full release from liability by the State and the Arizona Department of Environmental Quality, the Company has agreed to the following:

o Undertake and pay for the costs of an RI/FS based upon a draft March 1993 work plan.

o Pay $125,000 towards past costs incurred by the State of Arizona and the Department of Environmental Quality.

o Pay $125,000 towards costs of future remediation and clean-up of the site. In addition, at the time the State selects a remedy, the Company agrees to an additional contribution in the amount of a percentage of the estimated clean-up cost.

The Company and the State have begun negotiations on drafting a Consent Decree incorporating these terms and conditions. Resolution of this matter will not have a materially adverse effect on the consolidated financial position of the Company.

In May 1995, AAI Systems Management, Inc. (the "subsidiary"), an indirect subsidiary of the Company, submitted to the U.S. Government (the "customer") a Request for Equitable Adjustment ("REA") totaling approximately $11,800,000 in connection with a certain contract with the subsidiary. The REA seeks monetary damages based on costs incurred by the subsidiary arising out of or in connection with customer directed suspension of work and resulting schedule delays, additional work directives, and other actions by the customer in connection with the contract for which contractors are allowed recovery under the Federal Acquisition Regulations. On July 14, 1995, the subsidiary received the final decision of the customer rejecting the REA in its entirety. Subsequent correspondence from the customer offered certain economic relief not offered in its July 14 rejection, a willingness to discuss the claim and a request that work continue on this project. The subsidiary believes that the claims made in the REA are meritorious and will vigorously pursue recovery of the monies claimed. To fully protect the Company's interest, on October 10, 1995, a Notice of Appeal of the final decision was filed with the Armed Services Board of Contract Appeals seeking monetary damages plus interest.

The Company provides for costs related to contingencies such as this after its possible exposure is reasonably determined. It is the opinion of management that the ultimate resolution of this contingency will not have a material adverse effect on the financial condition of the Company.

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION


ITEM 5 - OTHER INFORMATION

         Bernard Fein retired as Chairman of the Board of Directors effective October 25, 1995 and will continue as a director until the Company's next annual meeting in 1996 at which time he will resign as a director. On November 3, 1995, Mr. Fein was named Chairman Emeritus.

         Harold S. Gelb was elected a member of the Board of Directors on October 25, 1995 and appointed Chairman of the Board of Directors on November 3, 1995.

         Richard R. Erkeneff, who will continue as President and CEO of AAI Corporation, the Company's largest subsidiary, was appointed the Company's acting President effective October 20, 1995. Mr. Erkeneff replaced P. David Bocksch, who has resigned. Mr. Erkeneff was elected a member of the Board of Directors on November 6, 1995. He replaces Maurice Rosenthal who resigned from the Board of Directors effective November 6, 1995.

         Howard M. Bloch was appointed Vice Chairman of the Board of Directors on November 3, 1995. Mr. Bloch was formerly Treasurer and Vice President of the Company.

         James H. Perry, who will continue as the Company's Treasurer, was appointed Chief Financial Officer, effective October 23, 1995. Mr. Perry replaces Thomas J. Carmody who is no longer with the Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits


         11 -          Computation of Earnings per share

         27 -          Financial Data Schedule

         (b) The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1995.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        UNITED INDUSTRIAL CORPORATION



Date November 14, 1995                  By: /s/  James H. Perry
     -----------------                     -------------------------------------
                                           James H. Perry
                                           Chief Financial Officer and Treasurer