Form 10-K405/A
period 1994-12-31
UNITED INDUSTRIAL CORP /DE/
filed 1996-01-05
CIK 101271

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1


[x] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1994

                                       or

[_] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

                         Commission file number: 1-4252


                          UNITED INDUSTRIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                 95-2081809
-------------------------------------------------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                               18 EAST 48TH STREET
                            NEW YORK, NEW YORK 10017
                                 (212) 752-8787
--------------------------------------------------------------------------------
   (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
     Title of Each Class                          on Which Registered
     -------------------                          -------------------

COMMON STOCK, $1.00 PAR VALUE                   NEW YORK STOCK EXCHANGE


           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of Class)

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

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 1, 1995 computed by reference to the closing sale price of the registrant's Common Stock on the New York Stock Exchange on such date: $52,364,460.

On March 1, 1995, the registrant had outstanding 12,167,493 shares of Common Stock, par value $1.00 per share, which is the registrant's only class of common stock.

================================================================================

                                INTRODUCTORY NOTE

      This Amendment on Form 10-K/A amends and restates in its entirety Item 14 of the Annual Report on Form 10-K of United Industrial Corporation (the "Company") for the fiscal year ended December 31, 1994 to add an inadvertently omitted sentence to the Auditor's Report in Item 14(a) and to correct a typographical error in the Condensed Statements of Operations of Schedule I - Condensed Financial Information of the Registrant.

ITEM 14.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                     FORM 8-K

(a)        (1)       Financial Statements:

                     See Financial Statements Index included in Item 8 of this Report.

           (2)       Financial Statement Schedules:

                          FINANCIAL STATEMENT SCHEDULES

                                      INDEX

                                                                    Page No.
                                                                    --------

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

            (3)(a)-   Restated Certificate of Incorporation of United (1).

            (3)(b)- By-Laws of United (incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31,
                      1989).

            (3)(c)-   Amendment to By-Laws of United as of September 19, 1994.

            (10)(a)-  United Industrial Corporation 1994 Stock Option Plan (1).

            (10)(b)- Purchase Agreement, dated January 18, 1994, between United and Symtron Systems, Inc.(1).

            (10)(c)- Note Purchase Agreement (the "Note Agreement") dated as of July 15, 1992 among AAI Corporation ("AAI") and Principal Mutual Life Insurance Company, The Travelers Insurance Company and The Travelers Indemnity Company of Rhode Island (the "Purchasers")(2).

            (10)(d)- Guaranty Agreement (the "Note Guaranty") dated as of July 15, 1992 by United in favor of the Purchasers (2).

            (10)(e)-  Amendment No. 1 dated July 15, 1993 to the Note
                      Agreement(3).

            (10)(f)-  Amendment No. 1 dated July 15, 1993 to the Note
                      Guaranty(3).

            (10)(g)- Amendment No. 2 to Note Agreement dated as of December 20, 1993 among AAI and the Purchasers.

            (10)(h)- Amendment No. 3 to Note Agreement dated as of October 13, 1994 among AAI and the Purchasers(4).

            (10)(i)-  Amendment No. 2 to the Note Guaranty(4).

            (10)(j)- Credit Agreement dated as of October 13, 1994 among AAI Corporation, the Lenders parties thereto and First Fidelity Bank, National Association as Agent (the "Agent") and Issuing Bank(4).

            (10)(k)- Pledge and Security Agreement dated as of October 13, 1994 by AAI in favor of the Agent(4).

            (10)(l)- Pledge and Security Agreement dated as of October 13, 1994 by the Company in favor of the Agent(4).

            (10)(m)- Security Agreement dated as of October 13, 1994 between AAI and the Agent(4).

            (10)(n)- Security Agreement dated as of October 13, 1994 between each subsidiary of AAI, certain subsidiaries of the Company and the Agent(4).

            (10)(o)- Guaranty dated as of October 13, 1994 by the Company and certain of its subsidiaries and by each subsidiary of AAI in favor of the Agent(4).

            (10)(p)- Employment Agreement, dated September 20, 1993, between AAI and Richard R. Erkeneff(1).

            (10)(q)- Employment Agreement, dated March 16, 1995, between United and P. David Bocksch.

            (11)   -  Computation of Earnings Per Share.

            (13)   -  United's 1994 Annual Report to Shareholders.

            (21)   -  Subsidiaries of United.

            (23)   -  Consent of Independent Auditors

            (27)   -  Financial Data Schedule

           -----------------------
           (1) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1993.
           (2) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.
           (3) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
           (4) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

     (b) - Reports on Form 8-K - United did not file any reports on Form 8-K during the quarter ended December 31, 1994.

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

                         Form 10-K Item 14(a)(1) and (2)

                 United Industrial Corporation and Subsidiaries

         List of Financial Statements and Financial Statement Schedules


The following consolidated financial statements of United Industrial Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1994, are incorporated by reference in Item 8:


Consolidated Balance Sheets--December 31, 1994 and 1993
Consolidated Statements of Operations--
      Years Ended December 31, 1994, 1993 and 1992
Consolidated Statements of Cash Flows--
      Years Ended December 31, 1994, 1993 and 1992
Notes to Financial Statements


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

                         Report of Independent Auditors

Board of Directors and Shareholders
United Industrial Corporation


We have audited the accompanying consolidated balance sheets of United Industrial Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

As discussed in Notes 11 and 13 to the consolidated financial statements, effective January 1, 1993 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes.

                                                            ERNST & YOUNG LLP
                                                            New York, New York


February 28, 1995


           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          UNITED INDUSTRIAL CORPORATION
                            CONDENSED BALANCE SHEETS



(DOLLARS IN THOUSANDS)                                                                                      DECEMBER 31

                                                                                                1994                         1993
                                                                                               ------                       ------
ASSETS
Current assets:
  Cash and cash equivalents                                                                  $   5,635                    $   1,941
  Recoverable income taxes                                                                        --                          3,618
  Prepaid expenses and other
  current assets                                                                                   208                          940
  Deferred income taxes                                                                          3,169                        5,303
                                                                                             ---------                    ---------

Total current assets                                                                         $   9,012                    $  11,802

Equipment                                                                                          325                          256
  Less allowances for
   depreciation                                                                                   (240)                        (231)
                                                                                             ---------                    ---------
                                                                                                    85                           25


Other assets (principally
  investments in and amounts
  due from wholly-owned
  subsidiaries)                                                                                165,370                      125,834
                                                                                             ---------                    ---------
                                                                                             $ 174,467                    $ 137,661
                                                                                             =========                    =========

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities, including
  notes payable of $3,000                                                                    $   6,899                    $   7,515
Income taxes                                                                                     3,333                         --
                                                                                             ---------                    ---------
Total current liabilities                                                                       10,232                        7,515

Deferred income taxes                                                                            9,228                        8,280

Other liabilities (principally
  amount due to wholly-owned
  subsidiaries)                                                                                 66,586                       36,512

Shareholders' equity:
  Common Stock                                                                                  14,374                       14,374
  Other shareholders'
  equity                                                                                        74,047                       70,980
                                                                                             ---------                    ---------
                                                                                                88,421                       85,354
                                                                                             ---------                    ---------
                                                                                             $ 174,467                    $ 137,661
                                                                                             =========                    =========

           See notes to condensed financial statements of registrant.


           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          UNITED INDUSTRIAL CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS





(DOLLARS IN THOUSANDS)                                                                     YEAR ENDED DECEMBER 31

                                                                              1994                   1993                    1992
                                                                            --------               --------                --------
Management fees from
  wholly-owned
  subsidiaries                                                             $  2,064                $  2,571                $  2,485
Other revenue (expense)-
 net                                                                            150                      41                     (21)
                                                                           --------                --------                --------

                                                                              2,214                   2,612                   2,464
Expenses:
  Administrative expenses                                                     3,247                   4,590                   1,571
  Interest income                                                            (1,292)                   (364)                   (926)
  Interest expense                                                            4,708                   2,110                   2,460
                                                                           --------                --------                --------
                                                                              6,663                   6,336                   3,105
                                                                           ========                ========                ========

Loss before income taxes
  and equity in net income
  of subsidiaries                                                            (4,449)                 (3,724)                   (641)

Income tax (benefit)                                                         (1,639)                   (933)                   (195)
                                                                           --------                --------                --------
Loss before equity in net
  income of subsidiaries                                                     (2,810)                 (2,791)                   (446)
Equity in net income
  (loss) of subsidiaries                                                      8,022                  (8,232)                  6,839
                                                                           --------                --------                --------

Net income (loss)                                                          $  5,212                $(11,023)               $  6,393
                                                                           ========                ========                ========

Dividends paid by
  subsidiaries to Parent                                                   $   --                  $  1,500                $   --
                                                                           ========                ========                ========



           See notes to condensed financial statements of registrant.




           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          UNITED INDUSTRIAL CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS



(DOLLARS IN THOUSANDS)                                                                           YEAR ENDED DECEMBER 31

                                                                              1994                      1993                   1992
                                                                             ------                    ------                 ------
Operating activities:
  Net income (loss)                                                        $  5,212                $(11,023)               $  6,393
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization                                                9                      33                      34
     Deferred income taxes                                                     (441)                   (680)                   --
     Undistributed (earnings) loss of
       subsidiaries                                                          (8,022)                  9,732                  (6,839)
     Changes in operating assets and
       liabilities:
         Income taxes                                                         6,951                  (3,618)                   --
         Prepaid expenses and other
           current assets                                                       732                    (939)                    662
         Current liabilities                                                   (616)                 (2,912)                  1,613
         Accounts with wholly-owned
           subsidiaries                                                       3,037                  21,874                   6,542
                                                                           --------                --------                --------

Net cash provided by operating
activities                                                                    6,862                  12,467                   8,405
                                                                           --------                --------                --------

Investing activities:
  Purchase of property and equipment                                            (69)                   --                      --
  (Increase) decrease in intercompany
    receivables due to transfer of
    deferred taxes from wholly-owned
    subsidiaries                                                             (3,523)                 24,109                   5,328
  Increase (decrease) in deferred
    taxes resulting from transfer
    from wholly-owned subsidiaries                                            3,523                 (24,109)                 (5,328)
  Other, net                                                                    (53)                   --                      --
                                                                           --------                --------                --------
Net cash used in investing
  activities                                                                   (122)                   --                      --
                                                                           --------                --------                --------





           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          UNITED INDUSTRIAL CORPORATION

                 CONDENSED STATEMENTS OF CASH FLOWS (continued)



(DOLLARS IN THOUSANDS)                                                                       YEAR ENDED DECEMBER 31


                                                                             1994                    1993                    1992
                                                                            ------                  ------                  ------
Financing activities:

    Proceeds from borrowings                                               $ 12,000                $  9,000                $ 23,000
    Payments on borrowings                                                  (12,000)                (16,000)                (24,000)
    Dividends paid                                                           (2,571)                 (4,290)                 (7,845)
    Purchase of treasury shares                                                (475)                   --                      --
    Proceeds from exercise of stock
      options                                                                  --                      --                        57
                                                                           --------                --------                --------

Net cash used in financing activities                                        (3,046)                (11,290)                 (8,788)
                                                                           --------                --------                --------

Increase (decrease) in cash and cash
  equivalents                                                                 3,694                   1,177                    (383)
Cash and cash equivalents at
  beginning of year                                                           1,941                     764                   1,147
                                                                           --------                --------                --------

Cash and cash equivalents at end of
  year                                                                     $  5,635                $  1,941                $    764
                                                                           ========                ========                ========


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


B. EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES

In 1993, included in the equity in net loss of subsidiaries is a restructuring charge of $22,500,000 ($14,370,000, net of tax benefit) regarding the Company's defense industry subsidiary. A major portion of the charge resulted from the termination of the operations of AAI/MICROFLITE, a manufacturer of flight simulators and training devices, due to a lack of new orders. Also, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes. The implementation of these accounting changes resulted in a cumulative effect charge against income of $12,890,000, net of tax benefit and a cumulative effect of $13,884,000 which reduced the 1993 net loss, respectively. Consequently, the net cumulative effect of these accounting changes resulted in a $994,000 reduction of the net loss in 1993.


                 Schedule II--Valuation and Qualifying Accounts

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

   Product warranty liability              $  950,000                                            $  150,000  (B)         $  800,000
                                           ==========                                            ===============         ==========


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


                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      UNITED INDUSTRIAL CORPORATION



                                      By: /s/ James H. Perry
                                         -------------------------------
                                         James H. Perry
                                         Treasurer and Chief Financial Officer


                                      Date: December 26, 1995







NYFS11...:\95\78495\0001\1196\FRMN155S.53A