Form 10-K
period 1995-12-31
UNITED INDUSTRIAL CORP /DE/
filed 1996-03-28
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                            -------------------
                                 FORM 10-K
                               -------------

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1995.

                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                     Commission file number:  1-4252
                                              ------

                       UNITED INDUSTRIAL CORPORATION
---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

               Delaware                             95-2081809
-------------------------------------  -----------------------------------
   (State or Other Jurisdiction of        (I.R.S. Employer Identification
    Incorporation or Organization)                     No.)

                            18 East 48th Street
                         New York, New York  10017
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 1, 1996, computed by reference to the closing sale price of the registrant's Common Stock on the New York Stock Exchange Stock Exchange on such date:
$51,477,821.

On March 1, 1996, the registrant had outstanding 12,172,143 shares of Common Stock, par value $1.00 per share, which is the registrant's only class of common stock.

                   DOCUMENTS INCORPORATED BY REFERENCE:

1. Certain portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference into Parts I and II of this report.

2. Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on May 14, 1996 are incorporated by reference into Part III of this report.

                                   PART I
                                   ------

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

     Defense
     -------
     AAI Corporation

     AAI Corporation ("AAI") is engaged in research, development and manufacture in the following major areas: (1) training and simulation systems; (2) automatic test equipment for electronic systems and components; (3) ordnance systems; (4) mechanical support systems for industrial, military, and marine applications; (5) unmanned air vehicle systems; (6) automated weather monitoring systems; and (7) transportation systems. Since its inception, AAI's business has been primarily in support of the U.S. Department of Defense ("DOD"). Since 1990, the Company has emphasized diversification into other markets to reduce its dependence on the DOD. The United States defense budget has been significantly reduced in recent years and this trend is expected to continue. In 1995 approximately 64% of the sales volume of AAI consisted of research, development and production of military items under defense contracts compared to 74% in 1994. Certain of the contracts currently being worked on by AAI involve testing systems for U.S. Navy aircraft, training equipment for the U.S. Air Force and U.S. Navy, and weapons handling systems for the U.S. Army.

     The balance of AAI's business consists of work performed in the non-Department of Defense markets. These areas include hydraulic test equipment, transportation equipment and weather systems. AAI was awarded a contract for 1,096 weather systems to be installed in certain government airports throughout the country. This contract was recently restructured and extended through 1997. New orders were received in 1995 for 53 additional systems. In 1995, 144 weather systems were installed bringing total systems installed since inception of the contract to 677.

     Because of the variety of its activities, it is not possible to state precisely the competitive position of AAI with respect to each of its product lines. In the area of training and simulation systems, AAI is one of approximately ten leading organizations developing equipment for the U.S. Government. AAI's ability to obtain orders for training and simulation systems is dependent principally on the ability, expertise and training of its

                                       2
NYFS11...:\95\78495\0001\1196\FRM3196L.18B
     employees and the level of funding by the DOD and foreign military users. A number of large and small companies produce automatic test equipment that compete with AAI for market share. In the area of weapons and munitions, AAI ranks among approximately ten leading companies engaged in development work. However, AAI's production activity in this field is less significant. AAI began development in the Unmanned Air Vehicle business in 1986. The Company produced the highly successful Pioneer Unmanned Air Vehicle employed by the United States during Operation Desert Storm, and presently is pursuing contracts with foreign countries. AAI is one of several large and small competitors in this field.

     On January 16, 1992, AAI acquired, through a newly-formed subsidiary AAI/ACL Technologies, Inc. ("AAI/ACL"), substantially all of the assets and business of ACL Technologies, Inc., a manufacturer of hydraulic test equipment for the commercial airline and defense markets. Business results of AAI/ACL have been less than anticipated because of the continued unfavorable economic situation of the commercial airline industry in the U.S. and worldwide. However, activity in this market is beginning to recover.

     On March 29, 1993, the Company's Board of Directors approved a plan of reorganization and restructuring whereby, in light of existing circumstances such as the declining Department of Defense budget and the continuing financial problems of the airline industry and in order to position itself for both short and long-term growth, it took a one-time restructuring charge. The charge covered the anticipated cost of organizational and product-line changes, the consolidation of facilities, and work force reductions of approximately 300 in AAI and its four subsidiaries. The non-recurring charge of $22.5 million ($14,370,000 or $1.17 per share, net of tax benefit) was taken during 1993. As at December 31, 1993, the restructuring program was substantially completed. During 1994, $750,000 was expended. A major portion of the charge resulted from the discontinuance of operations of AAI/MICROFLITE. AAI/MICROFLITE, acquired in 1991, was formerly the commercial division of Singer-Link Corporation, a manufacturer of
     flight simulators and training devices for commercial aircraft.   All
     of the remaining assets of AAI/MICROFLITE were sold in 1994.

     AAI's administrative offices and the major part of its manufacturing and engineering facilities are located in Hunt Valley, Maryland.

     Symtron Systems, Inc.

     On January 18, 1994, the Company acquired all of the outstanding shares of Symtron Systems, Inc. ("Symtron"), a producer of firefighter training simulators for the government, military and commercial markets. The purchase price consisted of initial cash payments of $2,000,000, assumption of certain liabilities of approximately $5,900,000 and a contingent payment, not to exceed $1,000,000, based on the profits on contracts existing at the acquisition date. In 1995, the Company made the contingent payment of $1,000,000 which was classified as selling and administrative expense in the 1995 financial statements.

     Additionally, contingent amounts are payable if certain pretax profits, as defined in the purchase agreement, are earned for each of the years in the four year period ending December 31, 1998. Funds generated from operations and an existing line of credit were utilized to finance the purchase of Symtron. The acquisition was accounted for as a purchase, accordingly, the operations of Symtron are included in
     the Company's 1994 financial statements.   In 1995 approximately
     $11,500,000 of the sales volume of Symtron consisted of production for the Navy and commercial customers. The main office and plant of Symtron are located in Fair Lawn, New Jersey.

     Energy Systems
     --------------

     Detroit Stoker Company

     Detroit Stoker Company ("Detroit Stoker") is engaged in the design, manufacture and sale of industrial stokers, gas/oil burners, municipal solid waste combustion systems for waste to energy plants, rotary seal feeders for the metering of granular materials, replacement parts and aftermarket services. Its products are used for the generation of process steam and electric power in a wide range of industrial and municipal applications. Principal customers include public utilities, industrial manufacturing plants, universities, pulp and paper mills, sugar mills and independent power producers (non-utility generators). Its waste to energy technology is used extensively in both public and private plants which generate steam and power from municipal waste. Its solid fuel combustion technologies are particularly well suited to the burning of biomass fuels. The primary raw materials used by Detroit Stoker are iron and steel which are available from many sources. The main office and plant of Detroit Stoker are located in Monroe, Michigan.

     The products of Detroit Stoker compete with those of several other manufacturers. Detroit Stoker is presently marketing a liquid and gaseous fuel burning product line with low emissions for the power industry, primarily for boiler applications. Potential customers for these products consist of original boiler manufacturers as well as all major industrial and institutional energy consumers. Competition is based on several factors including price, features and performance.

     In 1995, Detroit Stoker withdrew from the bulk material handling systems business in a strategic move to allow better use of resources in more profitable areas.

     Midwest Metallurgical Laboratory, Inc. ("Midwest"), a subsidiary of Detroit Stoker, is a foundry engaged in the manufacture of grey and ductile iron, stainless steel and special alloy iron castings. Approximately 85% of the sales of Midwest are to Detroit Stoker. Midwest's plant and offices are located in Marshall, Michigan.

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

     Sales to customers of items for point of purchase display advertising represented approximately 30% of sales in 1995. These sales principally consisted of display racks and trays. Sales of consumer end use items represented 63% of sales in 1995. These sales primarily included carrier cradles, chairs and waste baskets. Sales to the auto industry represented approximately 7% of sales in 1995. The largest customer of Neo accounted for approximately 54% of sales in 1995 compared to 39% and 32% in 1994 and 1993, respectively. Neo's main office and plant are located in Chicago, Illinois.

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

     For additional information concerning United's subsidiaries reference is made to information set forth in the sections entitled "AAI Corporation", "Symtron Systems, Inc.", "Detroit Stoker Company" and "Neo Products Company" commencing on page 5 of United's 1995 Annual Report to Shareholders (the "Annual Report"), which sections are incorporated herein by reference.

     General
     -------

     Employees

     As of March 1, 1996 United and its subsidiaries had approximately 2,000 employees. Approximately 200 of these employees are represented by several unions under contracts expiring between July 1997 and March 1999. United considers its employee relationships to be satisfactory.

     Patents

     United and its subsidiaries own more than 100 United States patents relating to various products, including stokers, marine equipment, ordnance and electronic equipment, and firefighter trainers. In addition, United has numerous pending applications for patents. There is no assurance as to how many patents will be issued pursuant to these pending applications. The applications relate to a wide variety of fields, including automation control systems, ordnance devices, and electronic developments. No patent is considered to be of material importance to United.

     Research and Development

     During 1995, 1994 and 1993, the subsidiaries of United (exclusive of
     AAI) expended approximately $194,000, $98,031, and $126,300, respectively, on the development of new products and the improvement of existing products. All of the programs and the funds to support such programs are sponsored by the subsidiary involved. In addition to the above amount, AAI is substantially engaged in research and development for the U.S. Government.

     Backlog

     The backlog of orders by industry segment at December 31, 1995 and 1994 was as follows:


                              1995                    1994
                              ----                    ----
     Defense              $198,788,000            $211,751,000

     Energy Systems         5,070,000                4,627,000

     Plastic Products       2,349,000                1,281,000


     The defense contract backlog decrease more than offsets the increase in commercial backlog of the defense segment. The increase in backlog for energy systems was due to the increased level of new contracts being awarded. Except for approximately $66,000,000 of research and development backlog, substantially all of the backlog orders at December 31, 1995 are expected to be filled in 1996.

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

     Financial Information Relating to Industry Segments

     For financial information with respect to industry segments of United, reference is made to the information set forth in Note 13 of the Notes to Financial Statements included in Item 8 of this Report, which Note is incorporated herein by reference.

     Foreign Operations and Export Sales

     United and its subsidiaries have no significant foreign operations. During 1993 export sales by United and its subsidiaries amounted to
     approximately  $31,258,000.   Export sales in 1995 and 1994 amounted
     to less than 10% of net sales for these years.


     ITEM 2.   PROPERTIES

     United maintains executive and administrative offices at leased premises at 18 East 48th Street, New York, N.Y., which lease expires in December 1997. The following is a tabulation of the principal properties owned or leased by United's subsidiaries as at March 1, 1996.

                                                       Approximate
                                                       Area
                                                       in Square     Owned
     Location                   Principal Use          Feet          or Leased
     --------                   -------------          ----          ---------

     1510 East First Street     Machine shop, steel    194,910        Owned in
     Monroe, MI                 fabrication,           floor space    fee
                                engineering and sales  on 14.4
                                facilities of Detroit  acres of
                                Stoker                 land (East
                                                       Building)

     1426 East First Street     Assembly, shipping     101,000        Owned in
     Monroe, MI                 and administrative     floor space    fee
                                facilities of Detroit  on 2.2
                                Stoker                 acres of
                                                       land (West
                                                       Building)

     15290 Fifteen Mile Road    Foundry,               59,386         Owned in
     Marshall, MI               Midwest Metallurgical  floor space    fee
                                                       on 28.4
                                                       acres of
                                                       land

     Industry Lane              Manufacturing,         770,918        Owned in
     Cockeysville, MD           engineering            floor space    fee
                                and administrative     on 92 acres
                                facilities of AAI      of land

     Gilroy Road                Additional             66,400         Leased to
     Hunt Valley, MD            manufacturing and      (Building      April 22,
                                engineering            200)           1999
                                facilities of AAI

     1701 Pollitt Drive         Administrative,        30,000         Leased to
     Fair Lawn, NJ              engineering and                       June 30,
                                manufacturing                         2001
                                facilities
                                of Symtron

     1505 East Warner Avenue    Manufacturing,         145,000        Leased to
     Santa Ana, CA              engineering and                       January
                                administrative                        31, 1997
                                facilities
                                of ACL Technologies

     2801 Professional Parkway  Manufacturing,         71,142         Leased to
     Ocoee, FL                  engineering and                       July 31,
                                administrative                        1996
                                facilities of AAI

     1035 Semoran Boulevard     Sales office              900         Leased to
     Winter Park, FL            for Symtron                           April 30,
                                                                      1997

     5400 S. Kilbourn Avenue    Manufacturing and      45,000         Owned in
     Chicago, IL                administrative                        fee
                                facilities of Neo

     For information with respect to obligations for lease rentals, see
     Note 9 of the Notes to Financial Statements in the Annual Report, which Note is incorporated herein by reference. United considers its properties to be suitable and adequate for its present needs. The properties are being fully utilized.

     ITEM 3.   LEGAL PROCEEDINGS

     The Company, along with numerous other parties, has been named in five tort actions relating to environmental matters based on allegations partially related to a predecessor's operations. These tort actions seek recovery for personal injury and property damage among other
     damages.   One tort claim is a certified property and medical class
     action.

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

     On June 20, 1995 the Company and the State of Arizona executed an agreement in principle to settle the litigation. In exchange for a full release from liability by the State and the Arizona Department of Environmental Quality, the Company, without admitting liability, has agreed to the following:

     * Undertake and pay for the costs of an RI/FS Work Plan, estimated at $1,300,000.

     * Pay $125,000 towards past costs incurred by the State of Arizona and the Department of Environmental Quality.

     * Pay $125,000 towards costs of future remediation and clean-up of the site. In addition, at the time the State selects a remedy, the Company agrees to an additional contribution in the amount of a percentage of the total estimated clean-up cost not to exceed an additional $1,120,000.

     * The Company reserves all rights to seek contribution from other responsible parties.

     The Company and the State have signed a Consent Decree and Work Plan incorporating these terms and conditions. The Consent Decree has been lodged with the United States District Court for the District of Arizona for a 30-day public comment period, at the conclusion of which the parties will seek court approval of the settlement. Resolution of this matter will not have a materially adverse effect on the consolidated financial position of the Company. The Company has provided approximately $1,900,000 based on estimates of the total cost for the RI/FS, estimates of amounts specified for past costs and estimates of future remediation and clean-up costs.

     On February 11, 1992 a complaint was filed against the Company and ten other named and ten unnamed entities in the Maricopa County Superior Court of Arizona by seven individuals seeking to represent a class. A class in excess of 10,000 was originally alleged. The plaintiffs have amended their complaint to separate the larger property damage and medical monitoring classes into smaller subclasses based on geographic location and alleged exposure to solvents. In the process of amendment, the overall sizes of the respective classes have been significantly reduced. This suit alleges that the members of the class have been exposed to contaminated groundwater in the Phoenix/ Scottsdale, Arizona area and suffer increased risk of disease and other physical effects. They also assert property damages under various theories; seek to have certain scientific studies performed concerning health risks, preventative measures and long-term effects; and seek incidental and consequential damages, punitive damages and an injunction against actions causing further exposures. The property and medical classes recently were certified. The Company has joined with the other defendants and appealed the class certification issue to the Arizona Supreme Court. The Company intends to vigorously contest these actions and believes that the resolution of these actions will not be material to the Company.

     Four additional lawsuits were filed on April 7, 1993, December 20, 1993, June 10, 1994 and July 18, 1995 in the Maricopa County Superior Court of Arizona. These matters allege personal injury and wrongful death by multiple plaintiffs arising from the alleged contamination in the Phoenix/Scottsdale, Arizona area. The Company intends to aggressively defend against these claims; however, at this time, no estimate can be made as to the amount or range of potential loss, if any, to the Company with respect to these matters. In comparison to the other defendants, the operations of the Company were very limited in time and size.

     In January 1993, Detroit Stoker was named a third-party defendant in four lawsuits pending in the United States District Court for the Northern District of Ohio. The third-party plaintiffs are ship owners who have been sued by Great Lakes maritime workers who allege personal injuries and disease as a result of exposure to asbestos while working aboard the ships. The ship owners claim that Detroit Stoker and other suppliers to the ship owners furnished products, supplies or components of the ships that contained asbestos. These cases are now consolidated in the multi-district litigation proceeding currently pending in the United States District Court in Philadelphia. Detroit Stoker intends to aggressively defend these claims, however, at this time, no estimate can be made as to the amount or range of potential loss, if any, to Detroit Stoker with respect to this action.

     Detroit Stoker was notified in March 1992 by the Michigan Department of Natural Resources (MDNR) that it is a potentially responsible party in connection with the clean-up of a former industrial landfill located in Port of Monroe, Michigan. MDNR is treating the Port of Monroe landfill site as a contaminated facility within the meaning of the Michigan Environmental Response Act (MERA), MCLA Section 299.601 et seq. Under MERA, if a
                                               -- ---
     release or a potential release of a discarded hazardous substance is or may be injurious to the environment or to the public health, safety, or welfare, MDNR is empowered to undertake or compel investigation and response activities in order to alleviate any contamination threat. Detroit Stoker intends to aggressively defend these claims, however, at this time, no estimate can be made as to the amount or range of potential loss, if any, to Detroit Stoker with respect to this action.

     In May 1995, AAI Systems Management, Inc. (the "subsidiary"), an indirect subsidiary of the Company, submitted to the U.S. Government (the "customer") a Request for Equitable Adjustment ("REA") totaling approximately $11,800,000 in connection with a certain contract with the subsidiary. The REA seeks monetary damages based on costs incurred by the subsidiary arising out of or in connection with customer directed suspension of work and resulting schedule delays, additional work directives, and other actions by the customer in connection with the contract for which contractors are allowed recovery under the Federal Acquisition Regulations. On July 14, 1995, the subsidiary received the final decision of the customer rejecting the REA in its entirety. To fully protect the Company's interest, on October 10, 1995, a Notice of Appeal of the final decision was filed with the Armed Services Board of Contract Appeals seeking monetary damages plus interest. While the Company believes that the formal claims asserted against the customer are meritorious and the Company will vigorously pursue recovery of the monies claimed, the customer has asserted substantive defenses to these claims. Because the proceedings are currently in the discovery phase, it is not possible at this time to determine the ultimate amount of recovery of these costs.

     The Company is involved in various other lawsuits and claims, including certain other environmental matters, arising out of the normal course of its business. In the opinion of management, the ultimate amount of liability, if any, under pending litigation, including claims described above, will not have a materially adverse effect on the Company.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     Annual elections are held in May to elect officers for the ensuing year. Interim elections are held as required. Except as otherwise indicated, each executive officer has held his current position for the past five years.

                                                              Age at
                                                           December 31,
                                                           ------------
            Name             Position, Office                  1995
            ----             ----------------                  ----

Richard R. Erkeneff*   --  President of the Company (since      60
                           October 1995) and AAI (since
                           November 1993); Senior Vice
                           President of the Aerospace
                           Group at McDonnell Douglas
                           Corporation, an aerospace firm
                           (October 1992 to November
                           1993); and President (March
                           1992 to October 1992) and
                           Executive Vice President (1988
                           to 1992) of McDonnell Douglas
                           Electronics Systems Company.

Robert Worthing        --  Vice President and General           50
                           Counsel of the Company (since
                           July 18, 1995); General Counsel
                           of AAI (since April, 1992); and
                           Vice President and Senior
                           Counsel of TRW's Space and
                           Defense Sector (October 1979-
                           January 1992).

Susan Fein Zawel*      --  Vice President, Corporate            41
                           Communications and Associate
                           General Counsel (since June
                           1995), Secretary (since May
                           1994) and Counsel (1992 to
                           1995) of the Company; and part-
                           time practice of law in public
                           service sector (1990-1991)

James H. Perry         --  Chief Financial Officer (since       34
                           October 25, 1995) and Treasurer
                           (since December 1994) of the
                           Company; and Senior Manager
                           (October 1992-November 1994)
                           and Manager (1988-September
                           1992) at Ernst & Young LLP.

James M. Ballantine, Jr.-- Acting President of Detroit          62
                           Stoker (since April 1995);
                           President of Saddle River
                           Partners, a consulting and
                           investment company (since
                           August 1992); and President of
                           Hydrotherm, Inc., a multiplant
                           manufacturer of boilers and air
                           conditioning equipment (1979 to
                           August 1992).

John J. Henning        --  President of Symtron (since 1988).   54

Michael A. Schillaci   --  President of Neo (since 1987).       48



     ____________________
     * Member of the Company's Board of Directors

                                   PART II
                                   -------

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Reference is made to the information set forth in Note 15 of the Notes to Financial Statements included in Item 8 of this Report concerning dividends, stock prices, stock listing and record holders, which information is incorporated herein by reference.


     ITEM 6.   SELECTED FINANCIAL DATA

     Reference is made to the information set forth in the sections entitled "Five-Year Financial Data" on page 38 of the Annual Report, which section is incorporated herein by reference.


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 17 of the Annual Report, which section is incorporated herein by reference.


     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and consolidated financial statements included on pages 20 through 37 of the Annual Report are incorporated herein by reference.


     ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                   PART III
                                   --------

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of United to be held on May 14, 1996 (the "Proxy Statement"), which section (other than the Compensation Committee Report and Performance Graph) is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1995, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

                                   PART IV
                                   -------

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K

     (a)  (1) and (2) -  The response to this portion of Item 14 is submitted as a separate section of this report entitled "List of Financial Statements and Financial Statement Schedules".

          (3)    Exhibits:


     (3)(a)-      Restated Certificate of Incorporation of United (1).

     (3)(b)-      Amended and Restated By-Laws of United.

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

     (10)(d)- Guaranty Agreement (the "Note Guaranty") dated as of July 15, 1992 by United in favor of the Purchasers (2).

     (10)(e)-     Amendment No. 1 dated July 15, 1993 to the Note Agreement (3).

     (10)(f)-     Amendment No. 1 dated July 15, 1993 to the Note Guaranty (3).


     (10)(g)- Amendment No. 2 to Note Agreement dated as of December 20, 1993 among AAI and the Purchasers (4).

     (10)(h)- Amendment No. 3 to Note Agreement dated as of October 13, 1994 among AAI and the Purchasers (5).

     (10)(i)- Amendment No. 2 to the Note Guaranty dated as of October 13, 1994 (5).

     (10)(j)- Credit Agreement dated as of October 13, 1994 among AAI, the Lenders parties thereto and First Fidelity Bank, National Association, as Agent (the "Agent") and Issuing Bank (5).

     (10)(k)- Pledge and Security Agreement dated as of October 13, 1994 by AAI in favor of the Agent (5).

     (10)(l)- Pledge and Security Agreement dated as of October 13, 1994 by the Company in favor of the Agent (5).

     (10)(m)- Security Agreement dated as of October 13, 1994 between AAI and the Agent (5).

     (10)(n)- Security Agreement dated as of October 13, 1994 between each subsidiary of AAI, certain subsidiaries of the Company and the Agent (5).

     (10)(o)- Guaranty dated as of October 13, 1994 by the Company and certain of its subsidiaries and by each subsidiary of AAI in favor of the Agent (5).

     (10)(p)- Employment Agreement dated March 26, 1996, between United and Richard R. Erkeneff.

     (10)(q)- Employment Agreement, dated January 8, 1996, between United and Susan Fein Zawel.

     (10)(r)- Employment Agreement, dated February 9, 1996, between United and James H. Perry.

     (10)(s)- Severance Agreement, dated October 10, 1995, between United and P. David Bocksch.

     (11)-        Computation of Earnings Per Share.

     (13)-        United's 1995 Annual Report to Shareholders

     (21)-        Subsidiaries of United.

     (23)-        Consent of Independent Auditors.

     (27)-        Financial Data Schedule.

     --------------------

     (1) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1993.
     (2) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.
     (3) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
     (4) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1994.
     (5) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

     (b) - Reports on Form 8-K - United did not file any reports on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED INDUSTRIAL CORPORATION
                                   (Registrant)

                                   By:  /s/ Richard R. Erkeneff
                                      -------------------------------------
                                         Richard R. Erkeneff, President

                                   Date:   March 26, 1996
                                          ---------------------------------
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                    Name                                    Date
                    ----                                    ----

     /s/Harold S. Gelb                                 March 26, 1996
     ---------------------------------------
     Harold S. Gelb,
     Chairman  of the Board and Director

     /s/Howard M. Bloch                                March 26, 1996
     ---------------------------------------
     Howard M. Bloch,
     Vice-Chairman of the Board and Director

     /s/Richard R. Erkeneff                            March 26, 1996
     ---------------------------------------
     Richard R. Erkeneff, President and
     Chief Executive Officer and Director

     /s/Myron Simons                                   March 26, 1996
     ----------------------------------------
     Myron Simons, Director

     /s/Susan Fein Zawel                               March 26, 1996
     ----------------------------------------
     Susan Fein Zawel,
     Vice President and Director

     /s/Edward C. Aldridge, Jr.                        March 26, 1996
     ----------------------------------------
     Edward C. Aldridge, Jr., Director

     /s/James H. Perry                                 March 26, 1996
     ----------------------------------------
     James H. Perry,
     Treasurer (Principal Financial and
     Accounting Officer)

                           Annual Report on Form 10-K

                       Item 14(a) (1) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules



                          Year ended December 31, 1995

                          United Industrial Corporation
                               New York, New York

     Form 10-K Item 14(a) (1) and (2)

     UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

     List of Financial Statements and Financial Statement Schedules


     The following consolidated financial statements of United Industrial Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1995, are incorporated by reference in Item 8:

     Consolidated Balance Sheets -- December 31, 1995 and 1994
     Consolidated Statements of Operations --
          Years Ended December 31, 1995, 1994 and 1993
     Consolidated Statements of Cash Flows
          Years Ended December 31, 1995, 1994 and 1993
     Notes to Financial Statements


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

     Report of Independent Auditors

     BOARD OF DIRECTORS AND SHAREHOLDERS
     UNITED INDUSTRIAL CORPORATION


     We have audited the accompanying consolidated balance sheets of United Industrial Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Industrial Corporation and subsidiaries at December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Notes 12 and 14 to the consolidated financial statements, effective January 1, 1993 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes.

                                                          ERNST & YOUNG LLP
     New York, New York
     February 21, 1996

           Schedule I - Condensed Financial Information of Registrant
                          United Industrial Corporation
                           Condensed Balance Sheets

      (Dollars in thousands)                        December 31

                                                    1995        1994
                                                   ------      ------

      ASSETS
       Current Assets:
         Cash and cash equivalents                 $4,453      $5,635
         Prepaid expenses and other
          current assets                              205         208
         Deferred income taxes                      6,487       3,169
                                                   ------       -----
        Total current assets                       11,145       9,012

       Equipment                                      342         325
         Less allowances for depreciation            (235)       (240)
                                                 --------    --------
                                                      107          85
       Other assets (principally investments
          in and amounts due from
          wholly-owned subsidiaries)              163,552     165,370
                                                 --------    --------
                                                 $174,804    $174,467
                                                 ========    ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities, including notes
          payable of $3,000                        $7,220     $ 6,899
        Income taxes                                    -       3,333
                                                    -----      ------
        Total current liabilities                   7,220      10,232
        Deferred income taxes                      $9,820       9,228



        Other liabilities (principally
          amounts due to wholly-owned
          subsidiaries)                            71,604      66,586

        Shareholders' equity:
          Common Stock                             14,374      14,374
          Other shareholders' equity               71,786      74,047
                                                 --------    --------
                                                   86,160      88,421
                                                 --------    --------
                                                 $174,804    $174,467
                                                 ========    ========


           See notes to condensed financial statements of registrant.

           Schedule I - Condensed Financial Information of Registrant

                          United Industrial Corporation

                       Condensed Statements of Operations


                                        Year ended December 31

     (DOLLARS IN THOUSANDS)           1995          1994      1993
                                     -------       ------    ------
     Management fees from
     wholly-owned subsidiaries      $ 2,310        $2,064   $ 2,571
     Other revenue (expense) - net      (15)          150        41
                                    -------        ------   -------
                                      2,295         2,214     2,612

     Other (income) and
     expenses:
       Administrative Expenses        5,558         3,247     4,590
       Interest income               (2,277)       (1,292)     (364)
       Interest expense               7,174         4,708     2,110
                                    -------        ------   -------
                                     10,455         6,663     6,336
                                    =======        ======   =======


     Loss before income taxes and
       equity in net income of
       subsidiaries                  (8,160)       (4,449)   (3,724)
     Income tax benefit               2,526         1,639       933
                                    -------         -----    ------
     Loss before equity in net
       income of subsidiaries        (5,634)       (2,810)   (2,791)
     Equity in net income (loss)
       of subsidiaries                6,522         8,022    (8,232)
                                    -------        ------   -------

     Net income (loss)              $   888        $5,212  $(11,023)
                                    =======        ======   =======
     Dividends paid by
       subsidiaries to Parent       $ 1,000        $  -     $ 1,500
                                    =======        ======   =======





           See notes to condensed financial statements of registrant.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          UNITED INDUSTRIAL CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS



     (DOLLARS IN THOUSANDS)                     Year ended December 31

                                            1995        1994       1993
                                           ------      ------     ------

     Operating activities:
      Net income (loss)                   $   888      $5,212  $(11,023)
      Adjustments to reconcile net
       income (loss) to net cash
       provided by operating
       activities:
         Depreciation and
         amortization                          17           9        33
         Deferred income taxes               (126)       (441)     (680)
         Undistributed (earnings)
          loss of subsidiaries             (5,522)     (8,022)    9,732
      Changes in operating assets
       and  liabilities:
          Income taxes                     (3,333)      6,951    (3,618)
          Prepaid expenses and other
           current assets                       3         732      (939)
          Current liabilities                 321        (616)   (2,912)
          Accounts with wholly-owned
           subsidiaries                     9,785       3,037    21,874
                                         --------       -----    ------
      Net cash provided by operating
      activities:                           2,033       6,862    12,467
                                         --------       -----    ------
     Investing activities:
      Purchase of property and
       equipment                              (39)        (69)       -
      Decrease (increase) in
       intercompany receivables
       due to transfer of
       deferred taxes from wholly-
       owned subsidiaries                   2,600      (3,523)   24,109
      (Decrease) increase in
       deferred taxes resulting
       from transfer from wholly
       owned subsidiaries                  (2,600)      3,523   (24,109)
      Other, net                              (27)        (53)       -

                                           ------    --------   -------
      Net cash used in investing
       activities                          $  (66)    $  (122)  $    -
                                           ------     -------   -------


     (Condensed Statements of Cash Flows - continued on next page)

           Schedule I - Condensed Financial Information of Registrant

                          United Industrial Corporation

                 Condensed Statements of Cash Flows (continued)

     (DOLLARS IN THOUSANDS)               YEAR ENDED DECEMBER 31

                                        1995        1994       1993
                                       ------      ------     ------

     Financing activities:
      Proceeds from borrowings         $9,000     $12,000   $ 9,000
      Payments on borrowings           (9,000)    (12,000)  (16,000)
      Dividends paid                   (3,165)     (2,571)   (4,290)
      Purchase of treasury shares          -         (475)       -
      Proceeds from exercise of
      stock options                        16          -         -
                                       ------     -------   -------

     Net cash used in financing
     activities                        (3,149)     (3,046)  (11,290)
                                       ------     -------   -------
     (Decrease) increase in cash and
      cash equivalents                 (1,182)      3,694     1,177
     Cash and cash equivalents at
      beginning of year                 5,635       1,941       764
                                       ------     -------   -------
     Cash and cash equivalents at
     end of year                       $4,453     $ 5,635   $ 1,941
                                       ======     =======   =======


           See notes to condensed financial statements of registrant.

     A. ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     In the parent-company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of the net income of its unconsolidated subsidiaries is reflected using the equity method. Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.


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

                 Schedule II -- Valuation and Qualifying Accounts

                 United Industrial Corporation and Subsidiaries

                                December 31, 1995



              COL. A                     COL. B                      COL. C                      COL. D            COL. E

                                                               (1)               (2)
                                                           CHARGED TO        CHARGED TO                          BALANCE AT
                                  BALANCE AT BEGINNING     COSTS AND       OTHER ACCOUNTS      DEDUCTIONS          END OF
           DESCRIPTION                  OF PERIOD           EXPENSES         (DESCRIBE)        (DESCRIBE)          PERIOD
           -----------                  ---------           --------         ----------        ----------          -------
YEAR ENDED DECEMBER 31, 1995:
 Deducted from asset account:
  Allowance for doubtful accounts      $  368,000           $  43,000                          $  101,000 (A)    $  310,000
                                       ==========           =========                          ==============    ==========


Product warranty liability             $  525,000          $  125,000                                            $  650,000
                                       ==========          ==========                                            ==========

Year ended December 31, 1994:
 Deducted from asset account:
  Allowance for doubtful account       $  418,000                                              $   50,000 (B)    $  368,000
                                       ==========                                              ==============    ==========


Product warranty liability             $  800,000                                              $  275,000 (B)    $  525,000
                                       ==========                                              ==============    ==========

Year ended December 31, 1993:
 Deducted from asset accounts:
  Allowance for doubtful accounts      $  476,000           $  41,000                          $   99,000 (A)    $  418,000
                                       ==========           =========                          ==============    ==========


Product warranty liability             $  950,000                                              $  150,000 (B)    $  800,000
                                       ==========                                              ==============    ==========


     (A)  Uncollectible accounts written off, net of recoveries.
     (B)  Reduction of valuation account.

                                  EXHIBIT INDEX
                                  -------------
     Exhibit No.                                                       Page
     -----------                                                       ----

     (3)(a)-     Restated Certificate of Incorporation of United (1).

     (3)(b)-     Amended and Restated By-Laws of United.

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

     (10)(d)- Guaranty Agreement (the "Note Guaranty") dated as of July 15, 1992 by United in favor of the Purchasers
                 (2).

     (10)(e)-    Amendment No. 1 dated July 15, 1993 to the Note
                 Agreement (3).

     (10)(f)-    Amendment No. 1 dated July 15, 1993 to the Note
                 Guaranty (3).

     (10)(g)-    Amendment No. 2 to Note Agreement dated as of
                 December 20, 1993 among AAI and the Purchasers (4).

     (10)(h)-    Amendment No. 3 to Note Agreement dated as of
                 October 13, 1994 among AAI and the Purchasers (5).

     (10)(i)-    Amendment No. 2 to the Note Guaranty dated as of
                 October 13, 1994 (5).

     (10)(j)- Credit Agreement dated as of October 13, 1994 among AAI, the Lenders parties thereto and First
                 Fidelity Bank, National Association, as Agent
                 (the "Agent") and Issuing Bank (5).

     (10)(k)- Pledge and Security Agreement dated as of October 13, 1994 by AAI in favor of the Agent (5).

     (10)(l)- Pledge and Security Agreement dated as of October 13, 1994 by the Company in favor of the Agent (5).

       (10)(m)- Security Agreement dated as of October 13, 1994 between AAI and the Agent (5).

       (10)(n)- Security Agreement dated as of October 13, 1994 between each subsidiary of AAI, certain subsidiaries of the Company and the Agent (5).

       (10)(o)- Guaranty dated as of October 13, 1994 by the Company and certain of its subsidiaries and by each subsidiary of AAI in favor of the Agent (5).

       (10)(p)- Employment Agreement dated March 26, 1996, between United and Richard R. Erkeneff.

       (10)(q)- Employment Agreement, dated January 8, 1996, between United and Susan Fein Zawel.

       (10)(r)- Employment Agreement, dated February 9, 1996, between United and James H. Perry.

       (10)(s)- Severance Agreement, dated October 10, 1995, between United and P. David Bocksch.

          (11)-  Computation of Earnings Per Share.

          (13)-  United's 1995 Annual Report to Shareholders

          (21)-  Subsidiaries of United.

          (23)-  Consent of Independent Auditors.

          (27)-  Financial Data Schedule.


     --------------------
          (1) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1993.
          (2)  Incorporated by reference to United's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1992.
          (3)  Incorporated by reference to United's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1993.
          (4) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1994.
          (5) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.