Form 10-Q
period 1996-03-31
UNITED INDUSTRIAL CORP /DE/
filed 1996-05-10
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended      March 31, 1996
                                    -----------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                    ------------------  ----------------

                             Commission file number #1-4252
                                                    -------

                          UNITED INDUSTRIAL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                         95-2081809
- --------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Identification No.)
incorporation or organization)


                     18 East 48th Street, New York, NY 10017
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 Not Applicable
- --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,172,143 shares of common stock as of May 1, 1996.

                          UNITED INDUSTRIAL CORPORATION


                                      INDEX



                                                                         Page #
                                                                         ------
Part I - Financial Information

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets - Unaudited
            March 31, 1996 and December 31, 1995                            1

            Consolidated Condensed Statements of Operations -
            Three Months Ended March 31, 1996 and 1995                      2

            Consolidated Condensed Statements of Cash Flows
            Three Months Ended March 31, 1996 and 1995                      3

            Notes to Consolidated Condensed Financial Statements          4 - 6


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   7



PART II - Other Information                                                10

                         PART I - FINANCIAL INFORMATION
                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                     MARCH 31        DECEMBER 31
                                                      1996              1995
                                                      ----              ----
ASSETS                                             (Unaudited)
- ------
Current Assets
      Cash & cash equivalents                       $ 14,426          $ 11,915
      Trade receivables                               28,683            32,911
      Inventories
        Finished goods & work-in-process              48,527            43,185
        Materials & supplies                           5,058             4,737
                                                    --------          --------
                                                      53,585            47,922

      Deferred income taxes                            6,487             6,487
      Prepaid expenses & other current assets          1,436             1,761
                                                    --------          --------
            Total Current Assets                     104,617           100,996

Other assets                                          38,983            39,524

Property & equipment - less allowances
 for depreciation (1996-$87,995; 1995-$86,637)        42,366            42,586
                                                    --------          --------
                                                    $185,966          $183,106
                                                    ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities
- -------------------
      Short-term borrowings                         $  3,000          $  3,000
      Accounts payable                                 9,787            10,132
      Accrued employee compensation & taxes            8,473             6,536
      Customer advances                                6,223             6,384
      Federal income taxes                               631               -
      Current portion of long-term debt                6,250             6,250
      Other liabilities                                4,638             4,472
      Provision for contract losses                   10,237            10,751
                                                    --------          --------
            Total Current Liabilities                 49,239            47,525

Long-term liabilities (less current maturities)       18,310            18,279
Deferred income taxes                                  9,852             9,820
Postretirement benefits other than pensions           21,576            21,322

Shareholders' Equity
- --------------------
      Common stock $1.00 par value
      Authorized - 15,000,000 shares; outstanding
      12,172,143 and 12,170,793 shares at
      1996 and 1995 (net of shares in treasury)       14,374            14,374
      Additional capital                              90,809            91,421
      Retained earnings (deficit)                       (880)           (2,311)
      Treasury stock, at cost, 2,202,005 and
      2,203,355 shares at 1996 and 1995              (17,314)          (17,324)
                                                    --------          --------
                                                      86,989            86,160
                                                    --------          --------
                                                    $185,966          $183,106
                                                    ========          ========

      See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES



                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                 Three Months Ended March 31
                                               ------------------------------
                                                   1996              1995  *
                                               ------------       -----------
                                                        (Unaudited)
Net sales                                       $ 54,501           $ 51,653
Operating costs & expenses

         Cost of sales                            40,749             38,593
         Selling & administrative                 10,904             11,068
         Other expense (income)                      193                (22)
         Interest expense                            563                588
         Interest income                            (224)              (445)
                                                --------           --------

                                                  52,185             49,782
                                                --------           --------

Income before income taxes                         2,316              1,871
Income taxes                                         885                731
                                                --------           --------


Net income                                      $  1,431           $  1,140
                                                ========           ========


  Net earnings per share                           $ .12              $ .09
                                                   =====              =====


See accompanying notes

*Restated to conform to
    current classifications

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                     THREE MONTHS ENDED MARCH 31
                                                     ---------------------------
                                                        1996            1995
                                                      --------         ------
OPERATING ACTIVITIES                                         (Unaudited)
- --------------------
Net income                                           $  1,431       $   1,140
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                         2,057           2,006
  Deferred income taxes                                    32          (2,826)
  (Decrease) increase in contract loss provision         (514)          1,577
  Changes in operating assets and liabilities           1,403           4,914
                                                     --------        --------

  NET CASH PROVIDED BY
    OPERATING ACTIVITIES                                4,409           6,811

INVESTING ACTIVITIES
Decrease in note receivable                               -             8,540
Purchase of property and equipment                     (1,358)         (1,773)
Increase (decrease) in other assets - net                  37          (1,274)
                                                     --------        --------

  NET CASH PROVIDED BY
    INVESTING ACTIVITIES                               (1,321)          5,493

FINANCING ACTIVITIES
Increase in long-term liabilities                          31              32
Proceeds from borrowings                                3,000           3,000
Payments on long-term debt & borrowings                (3,000)         (4,200)
Dividends                                                (608)           (852)
                                                     --------        --------
  NET CASH USED IN FINANCING ACTIVITIES                  (577)         (2,020)
                                                     --------        --------

  INCREASE IN CASH AND CASH EQUIVALENTS                 2,511          10,284

  CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                           11,915           6,132
                                                     --------        --------

  CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                         $ 14,426        $ 16,416
                                                     ========        ========


See accompanying notes

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


Notes to Consolidated Condensed Financial Statements

March 31, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


NOTE B - DIVIDENDS

A quarterly dividend of $.05 per share is payable May 31, 1996.


NOTE C - LEGAL PROCEEDINGS


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

o Undertake and pay for the costs of an RI/FS Work Plan, estimated at $1,300,000.

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

o The Company reserves all rights to seek contribution from other responsible parties.

The Company and the State have signed a Consent Decree and Work Plan incorporating these terms and conditions. The Consent Decree has been lodged with the United States District Court for the District of Arizona for a 30- day public comment period. Since the conclusion of that period, the parties have moved jointly for court approval of the settlement. Resolution of this matter will not have a materially adverse effect on the consolidated financial position of the Company. The Company has provided approximately $1,900,000 based on estimates of the total cost for the RI/FS, estimates of amounts specified for past costs and estimates of future remediation and clean-up costs.

On February 11, 1992 a complaint was filed against the Company and ten other named and ten unnamed entities in the Maricopa County Superior Court of Arizona by seven individuals seeking to represent a class. A class in excess of 10,000 was originally alleged. The plaintiffs have amended their complaints to separate the larger property damage and medical monitoring classes into smaller subclasses based on geographic location and alleged exposure to solvents. In the process of amendment, the overall sizes of the respective classes have been significantly reduced. This suit alleges that the members of the class have been exposed to contaminated groundwater in the Phoenix/Scottsdale, Arizona area and suffer increased risk of disease and other physical effects. They also assert property damages under various theories; seek to have certain scientific studies performed concerning health risks, preventative measures and long-term effects; and seek incidental and consequential damages, punitive damages and an injunction against actions causing further exposures. The property and medical classes recently were certified. The Company has joined with the other defendants and appealed the class certification issue to the Arizona Supreme Court. The Company intends to vigorously contest these actions and believes that the resolution of these actions will not be material to the Company.

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

Since January 1993, Detroit Stoker has been named a third-party defendant in thirty-four asbestos lawsuits pending in the United States District Court for the Northern District of Ohio. The third-party plaintiffs in these actions are ship owners who have been sued by Great Lakes maritime workers who seek damages in unstated amounts for alleged personal injuries and disease as a result of exposure to asbestos while working aboard the ships. The ship owners claim that Detroit Stoker and numerous other suppliers furnished products, supplies or components of the ships that contained asbestos. These cases are now consolidated in the national multi-district asbestos litigation pending in the United States District Court, Eastern District of Pennsylvania. Detroit Stoker intends to aggressively defend these claims, however, at this time, no estimate can be made as to the amount or range of potential loss, if any, to Detroit Stoker with respect to these actions.

Detroit Stoker was notified in March 1992 by the Michigan Department of Natural Resources (MDNR) that it is a potentially responsible party in connection with the clean-up of a former industrial landfill located in Port of Monroe, Michigan. MDNR is treating the Port of Monroe landfill site as a contaminated facility within the meaning of the Michigan Environmental Response Act (MERA), MCLA section 299.601 et seq. Under MERA, if a release or a potential release of
                     -- ---
a discarded hazardous substance is or may be injurious to the environment or to the public health, safety, or welfare, MDNR is empowered to undertake or compel investigation and response activities in order to alleviate any contamination threat. Detroit Stoker intends to aggressively defend these claims, however, at this time, no estimate can be made as to the amount or range of potential loss, if any, to Detroit Stoker with respect to this action.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Net sales increased 5.5% to $54,501,000 in 1996, as compared to $51,653,000 in 1995. This growth primarily resulted from improvements at the Company's Defense segment business which increased 11.9% predominantly related to training systems.

Gross profit margin remained essentially unchanged at approximately 25% in the first quarter of 1996 compared to the corresponding period in 1995. The gross profit margin in the Energy segment increased during the first three months of 1996 primarily due to the shift in sales volume from stokers to aftermarket products. Included in the Defense segment's costs in 1996 is a pretax charge of $900,000 related to the reduction of the estimated net realizable value of certain non-contract inventories. At December 31, 1995, the Company indicated that the net realizable value of these inventories was $7,700,000. Inasmuch as the Company has not produced a buyer for such inventory at March 31, 1996, it has reduced its estimated net realizable value at that date to $6,800,000. The Company still identifies potential buyers for a substantial portion of such inventory and has based the estimate of the net realizable value on its current assessment of the salability of this inventory. However, the company faces significant competition from other producers of similar products and therefore the estimated net realizable value of this inventory may be further reduced during the year.

Selling and Administrative expenses for the three months ended March 31, 1996 declined slightly from a year ago. However, as a percentage of sales, Selling and Administrative expenses decreased 1.4% to 20.0% for the first quarter of 1996, as compared to 21.4% for the same period in 1995.

The reduction in other income resulted primarily from reduced royalty income in the Energy segment.

Interest income was reduced due to reduced investments.

Net income increased by 25.5% to $1,431,000 or .12 per share in 1996, as compared to net income of $1,140,000 or $.09 per share in 1995. The improvement was primarily attributable to increased sales and slightly better profit margins partially offset by the $900,000 pretax charge described above.


Liquidity and Capital Resources
- -------------------------------

Cash and cash equivalents increased $2,511,000 from December 31, 1995. The principal cause of this increase was due to operating activities. The Company currently has no significant fixed commitment for capital expenditures or for investments. Its cash requirements consist primarily of its obligations to fund operations and make interest and principal payments on indebtedness. The Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements for the remainder of the calendar year.

Contingent Matters
- ------------------

Reference is made to Note C to the financial statements included herewith, which
Note is incorporated herein by reference.

                     UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


PART II -OTHER INFORMATION

         ITEM 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         11  -  Computation of Earnings per share

         27  -  Financial Data Schedule

(b) The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          UNITED INDUSTRIAL CORPORATION



Date  May 10, 1996                        By: /s/ James H. Perry
      ------------                            ------------------------------
                                              James H. Perry
                                              Chief Financial Officer
                                              and Treasurer

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

                        INDEX OF EXHIBITS FILED HEREWITH





Exhibit No.                                                     Page
- -----------                                                     ----


   11          Computation of Earnings Per Share

   27          Financial Data Schedule