Form 10-Q
period 1996-06-30
UNITED INDUSTRIAL CORP /DE/
filed 1996-08-13
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   June 30, 1996



[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from                to

                         Commission file number #1-4252

                          UNITED INDUSTRIAL CORPORATION
             (Exact name of registrant as specified in its charter)


                   DELAWARE                              95-2081809
      (State or other jurisdiction of           (I.R.S. Identification No.)
      incorporation or organization)


                     18 East 48th Street, New York, NY 10017
                    (Address of principal executive offices)

    Registrant's telephone number, including area code     (212) 752-8787
                                                      -------------------------


                                      Not Applicable
               Former name, former address and former fiscal year,
                         if changed since last report.



        Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,172,143 shares of common stock as of August 1, 1995.

                          UNITED INDUSTRIAL CORPORATION





                                      INDEX







                                                                          Page #
Part I - Financial Information

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets - Unaudited
            June 30, 1996 and December 31, 1995                              1

            Consolidated Condensed Statements of Operations -
            Three Months and Six Months Ended June 30, 1996 and 1995         2

            Consolidated Condensed Statements of Cash Flows
            Six Months Ended June 30, 1996 and 1995                          3

            Notes to Consolidated Condensed Financial Statements             4


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operation                     7



PART II - Other Information                                                  9

                         PART I - FINANCIAL INFORMATION

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                           June 30       December 31
                                                             1996            1995
                                                             ----            ----
                                                         (UNAUDITED)
ASSETS
- ------

Current Assets

       Cash & cash equivalents                            $  16,657        $  11,915
       Trade receivables                                     27,994           32,911
       Inventories
         Finished goods & work-in-process                    49,622           43,185
         Materials & supplies                                 4,200            4,737
                                                           --------         --------
                                                             53,822           47,922
       Deferred income taxes                                  6,467            6,487
       Prepaid expenses & other current assets                1,628            1,761
                                                           --------         --------
             Total Current Assets                           106,568          100,996

Other assets                                                 39,113           39,524

Property & equipment - less allowances
 for depreciation (1996 - $89,423 & 1995 - $86,637)          41,745           42,586
                                                           --------         --------
                                                           $187,426         $183,106
                                                           ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities
- -------------------
       Short-term borrowings                               $  4,956          $ 3,000
       Accounts payable                                       8,679           10,132
       Accrued employee compensation & taxes                  7,537            6,384
       Customer advances                                      8,863            6,384
       Current portion of long-term debt                      6,250            6,250
       Other liabilities                                      8,130            4,472
       Reserve for contract losses                            7,027           10,751
                                                            -------          -------
             Total Current Liabilities                       51,442           47,525

Long-term liabilities (less current maturities)              16,404           18,279
Deferred income taxes                                         9,910            9,820
Postretirement benefits other than pensions                  21,831           21,322

Shareholders' Equity
- --------------------
       Common stock $1.00 par value
       Authorized - 15,000,000 shares; outstanding
       12,172,143 and 12,170,793 shares at
       1996 and 1995(net of shares in treasury)              14,374           14,374
       Additional capital                                    90,201           91,421
       Retained earnings (deficit)                              578           (2,311)
       Treasury stock, at cost, 2,205,005 shares
       and 2,203,355 shares at 1996 and 1995                (17,314)         (17,324)
                                                           --------         --------
                                                             87,839           86,160
                                                           --------         --------
                                                           $187,426         $183,106
                                                           ========         ========

See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share amounts)




                                                Three Months Ended     Six Months Ended
                                                     June 30                 June 30
                                                ------------------     -----------------
                                                              (UNAUDITED)
                                                   1996     1995         1996      1995
                                                   ----     ----         ----      ----
Net Sales                                      $ 55,265     $ 57,869  $109,766  $109,522

Operating costs & expenses
  Cost of sales                                  42,570       45,464    83,319    84,057
  Selling & administrative                       10,052        9,423    20,956    20,491
  Other (income) expense - net                      (52)         445       141       423
  Interest - expense                                652          601     1,215     1,189
  Interest Income                                  (333)        (347)     (557)     (792)
                                                --------    --------  --------  --------
                                                 52,889       55,586   105,074   105,368
                                               --------     --------  --------  --------

Income before income taxes                        2,376        2,283     4,692     4,154
Income taxes                                        918          959     1,803     1,690
                                               --------     --------  --------  --------
Net income                                     $  1,458     $  1,324  $  2,889  $  2,464
                                               ========     ========  ========  ========

  Net earnings per share                         $  .12       $  .11    $  .24    $  .20
                                                 ======       ======    ======    ======

See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                               SIX MONTHS ENDED JUNE 30
                                                               ------------------------
                                                                       (UNAUDITED)
                                                                1996               1995
                                                              --------            ------

OPERATING ACTIVITIES
- --------------------
Net income                                                   $  2,889             $2,464
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                                 4,055              4,186
  Deferred income taxes                                           110             (2,863)
  Increase (decrease) in contract loss provision               (3,724)             2,821
  Changes in operating assets and liabilities                   3,469              3,328
                                                             --------           --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                     6,799              9,936


INVESTING ACTIVITIES
- --------------------
Decrease in note receivable                                       -                8,540
Purchase of property and equipment                             (2,262)            (2,855)
Increase in other assets - net                                   (535)            (2,320)
                                                             --------           --------

  NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES          (2,797)             3,365


FINANCING ACTIVITIES
- --------------------
Increase in long-term liabilities                                 -                   31
Proceeds from borrowings                                        7,956              3,000
Payments on long-term debt & borrowings                        (6,000)            (4,200)
Dividends                                                      (1,216)            (2,555)
Proceeds from exercise of Stock options                           -                    5
                                                             --------            -------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             740             (3,719)
                                                             --------            -------
  INCREASE IN CASH AND CASH EQUIVALENTS                         4,742              9,582

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             11,915              6,132
                                                             --------           --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 16,657           $ 15,714
                                                             ========           ========


See accompanying notes

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


Notes to Consolidated Condensed Financial Statements

June 30, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - DIVIDENDS

A quarterly dividend of $.05 per share is payable August 30, 1996.

NOTE C - LEGAL PROCEEDINGS


The Company, along with numerous other parties, has been named in five tort actions relating to environmental matters based on allegations partially related to a predecessor's operations. These tort actions seek recovery for personal injury and property damage among other damages. One tort claim is a certified property and medical class action.

A subsidiary of the Company owned and operated a small facility at a site in the State of Arizona that manufactured semi-conductors between 1959 and 1961 at which time the subsidiary was sold by the Company. Athough this facility may have used trichloroethylene ("TCE") in small quantities, there is no evidence that this facility released or disposed of TCE at this site.

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

On June 20, 1995 the Company and the State of Arizona executed an agreement in principle to settle the litigation in exchange for a full release from liability by the State and the Arizona Department of Environmental Quality. Subsequently, the Company and the State signed a Consent Decree and Work Plan incorporating these terms and conditions. On May 16, 1996, the United States District Court approved and entered the Consent Decree. The Company has provided approximately $1,900,000 based on estimates of the total cost for the settlement. Resolution of this matter will not have a material adverse effect on the consolidated financial position of the Company.

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

Since January 1993, Detroit Stoker had been named a third-party defendant in approximately thirty-four asbestos lawsuits pending in the United States District Court for the Northern District of Ohio. The third-party plaintiffs in these actions were ship owners who had been sued by Great Lakes maritime workers who sought damages in unstated amounts for alleged personal injuries and disease as a result of exposure to asbestos while working aboard the ships. The ship owners claimed that Detroit Stoker and numerous other suppliers furnished products, supplies or components of the ships that contained asbestos. These cases were consolidated in the national multi-district asbestos litigation pending in the United States District Court, Eastern District of Pennsylvania. In May, 1996 these cases were administratively dismissed without prejudice. While the Company does not know whether any of these cases will be refiled in the future, the dismissal imposes strict conditions on any plaintiff attempting to reinstate suit.

Detroit Stoker was notified in March 1992 by the Michigan Department of Natural Resources (MDNR) that it is a potentially responsible party in connection with the clean-up of a former industrial landfill located in Port of Monroe, Michigan. MDNR is treating the Port of Monroe landfill site as a contaminated facility within the meaning of the Michigan Environmental Response Act (MERA), MCLA Section 299.601 et seq. Under MERA, if a release or a potential release of a discarded hazardous substance is or may be injurious to the environment or to the public health, safety, or welfare, MDNR is empowered to undertake or compel investigation and response activities in order to alleviate any contamination threat. Detroit Stoker intends to aggressively defend these claims, however, at this time, no estimate can be made as to the amount or range of potential loss, if any, to Detroit Stoker with respect to this action.

The Company is involved in various other lawsuits and claims, including certain other environmental matters, arising out of the normal course of its business. In the opinion of management, the ultimate amount of liability, if any, under pending litigation, including claims described above, will not have a materially adverse effect on the Company.

In May 1995, AAI Systems Management, Inc. (the "subsidiary"), an indirect subsidiary of the Company, submitted to the U.S. Government (the "customer") a Request for Equitable Adjustment ("REA") totaling approximately $11,800,000 in connection with a contract relating to a helicopter simulator program. The REA seeks monetary damages based on costs incurred by the subsidiary arising out of or in connection with customer directed suspension of work and resulting schedule delays, additional work directives, and other actions by the customer in connection with the contract for which contractors are allowed recovery under the Federal Acquisition Regulations. On July 14, 1995, the subsidiary received the final decision of the customer rejecting the REA in its entirety. To fully protect the Company's interest, on October 10, 1995, a Notice of Appeal of the final decision was filed with the Armed Services Board of Contract Appeals seeking monetary damages plus interest. While the Company believes that the formal claims asserted against the customer are meritorious and the Company will vigorously pursue recovery of the monies claimed, the customer has asserted substantive defenses to these claims. Because the proceedings are currently in the discovery phase, it is not possible at this time to determine the ultimate amount of recovery of these costs.

In connection with this program, the subsidiary failed to meet a particular milestone on June 10, 1996. Consequently, on June 12, 1996 the customer issued to the subsidiary a Show Cause Notice (the "Notice") advising the subsidiary that the customer is considering terminating the contract for default. The Notice asked the subsidiary to furnish any facts demonstrating that the subsidiary's failure to meet that milestone was beyond the subsidiary's control and without its fault or negligence. On June 27, 1996, the subsidiary responded to the Notice and provided evidence that the delay was unavoidable and not due to the subsidiary's negligence. The subsidiary has not received any formal response from the customer but it has received requests for additional information. The subsidiary has continued to make significant progress on the program and is in the process of preparing a revised schedule for submission to the customer in response to the customer's request.

Under a termination for default, the customer would likely attempt to recover all monies previously paid to the subsidiary. Further, if the customer reprocures a substantially similar system, the subsidiary could be responsible for the excess reprocurement cost. If the customer ultimately terminates the contract for default and the subsidiary is unsuccessful in its appeal of the termination for default decision, the termination would likely have a material adverse effect upon the Company.

Management is hopeful that further discussion with the customer will resolve the issues raised in the Notice and will permit the contract to proceed to a conclusion. In the event the contract is terminated for default, the Company will assert substantial defenses to the termination action.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

Net sales decreased $2,604,000 or 4% to $55,265,000, in the second quarter of 1996 as compared to the second quarter of 1995. For the first six months of 1996, net sales of $109,766,000 were $244,000 higher than the same period in 1995. Sales decreased in both periods in all segments except the Defense segment which experienced a slight increase in sales for the six months ending June 30, 1996. In the second quarter of 1996, lower sales resulted primarily from the impact of percentage of completion method of accounting for increased costs on a certain helicopter simulator program. Further, contract award delays in all segments during both periods have adversely impacted sales. During the six month period, improved sales related to training systems in the Defense segment slightly more than offset the effects of the helicopter simulator program and contract award delays.

Gross profit percentages increased approximately 1.54 and .84 percentage points for the three and six month periods ended June 30, 1996, respectively, as compared to the same periods in the prior year. Only the Defense segment showed gross profit percentage improvement for these two periods. These improvements were generally attributable to the mix of contracts in this segment. Included in the Defense segment's costs in 1996 is a pretax charge of $900,000 related to the reduction of the estimated net realizable value of certain non-contract inventories. At December 31, 1995, the Company indicated that the net realizable value of these inventories was $7,700,000. Inasmuch as the Company has not produced a buyer for such inventory at March 31, 1996, it has reduced its estimated net realizable value at that date to $6,800,000. The Company still identifies potential buyers for a substantial portion of such inventory and has based the estimate of the net realizable value on its current assessment of the salability of this inventory. However, the Company faces significant competition from other producers of similar products and therefore the estimated net realizable value of this inventory may be further reduced during the year. The gross profit margin percentage in the Energy segment is essentially unchanged for the six month period in 1996 as compared to the same period in 1995. However, shifts in sales volume between lower margin contract work and higher margin aftermarket products, resulted in an increased gross profit margin percentage in the first quarter and lower gross profit margin percentage in the second quarter, as compared to the like periods in 1995.

Selling and administrative expenses as a percentage of net sales were approximately 18.2% and 19.1% for the three and six month periods ended June 30, 1996, as compared to 16.3% and 18.7% for the same periods in 1995. The elements accountable for the increase during the second quarter of 1996 were increased marketing activities and professional fees, as well as decreased sales as explained above.

Other (income)expense-net for the three and six month periods in 1995 included a loss on disposition of assets in the Defense segment of $336,000.

Net income increased approximately 10% and 17% for the three and six month periods ending June 30, 1996, respectively, due to the increase in gross profit which was partially offset by increased selling and administrative expenses.


Liquidity and Capital Resources

Cash flows from operations were $6,799,000 for the six month period ended June 30, 1996, as compared to $9,936,000 for the same period in the prior year. The change was principally attributable to the decrease in the reserve for contract losses. Funds from operations were sufficient for dividends and capital expenditures. The Company currently has no significant fixed commitments for capital expenditures or for investments. Its capital requirements consist primarily of its obligation to fund operations and principal and interest payments on indebtedness. The Company expects that available cash and existing lines of credit will be sufficient to finance operations through December 31,

1996. The Company is pursuing an extension or replacement of certain lines of credit which expire September 30, 1996.


Contingent Matters

Reference is made to Note C to the Financial Statements included herewith, which
Note is incorporated herein by reference.

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES



PART II - Other Information


       ITEM 1 - Legal Proceedings

                Reference is made to Note C to the financial statements included in Part I hereof, which Note is incorporated herein by reference, for information concerning lawsuits against the Company and certain of its subsidiaries relating to environmental and other matters.


       ITEM 4 - Submission of Matters to a Vote of Security Holders

                (a) The Annual Meeting of Stockholders of the Registrant was
                    held on May 14, 1996.

                (b) Richard R. Erkeneff and E. Donald Shapiro were elected directors at the meeting, for terms ending in 1999. The incumbent directors whose terms of office continued after the meeting are Edward C. Aldridge, Jr., Howard M. Bloch, Harold S. Gelb and Susan Fein Zawel.

                (c) Voting for the election of directors of the Registrant:


                                                             WITHHELD (including
                                              FOR            broker non-votes)
                                              ---            -----------------
                     Richard R. Erkeneff   9,545,604            223,836
                     E. Donald Shapiro     9,539,050            230,391

                     Other Matters:

                     9,664,309 shares were voted in favor of the proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Registrant for 1996 with 62,387 shares voted against, 42,742 abstentions and no broker non-votes. 2,637,071 shares were voted in favor of the stockholder proposal concerning elimination of a classified Board of Directors with 4,473,686 voted against, 333,293 abstentions and 2,325,391 broker non-votes. 6,332,276 shares were voted in favor of the proposed amendments to the Restated Certificate of Incorporation and Amended and Restated Bylaws of the Corporation with 1,128,757 voted against, 172,729 abstentions and 2,135,679 broker non-votes. Since at least 80% of the outstanding shares have not voted for the amendments, the amendments are not approved. 8,079,776 shares were voted in favor of the proposed amendments to the 1994 Stock Option Plan with 1,300,013 shares voted against, 198,936 abstentions and 190,716 broker non-votes. Reference is made to the Registrant's Proxy Statement dated March 29, 1996 for its 1996 Annual Meeting for additional information concerning the matters voted on at the meeting.

       ITEM 6 - Exhibits and Reports on Form 8-K

       (a)  Exhibits


            10(t)- Credit Agreement, dated as of November 30, 1995, among NBD Bank ("NBD"), the Company and Detroit Stoker Company ("Detroit Stoker"), as extended by the Letter Agreement, dated as of July 18, 1996, among NBD, the Company and Detroit Stoker, together with Guaranty Agreements, each dated as of November 30, 1995, by each of the Company, Detroit Stoker and NEO Products Corporation in favor of NBD.

            11 -     Computation of Earnings per share

            27 -     Financial Data Schedule

      (b) The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 UNITED INDUSTRIAL CORPORATION



Date August 13, 1996                             By: /s/ James H. Perry
                                                    ----------------------------
                                                    James H. Perry
                                                    Treasurer and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.              Description
- -----------              -----------

10(t)- Credit Agreement, dated as of November 30, 1995, among NBD Bank ("NBD"), the Company and Detroit Stoker Company ("Detroit Stoker"), as extended by the Letter Agreement, dated as of July 18, 1996, among NBD, the Company and Detroit Stoker, together with Guaranty Agreements, each dated as of November 30, 1995, by each of the Company, Detroit Stoker and NEO Products Corporation in favor of NBD.

11            - Computation of Earnings per share

27            - Financial Data Schedule