Form 10-Q
period 1996-09-30
UNITED INDUSTRIAL CORP /DE/
filed 1996-11-14
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  September 30, 1996
                                      ---------------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from             to
                                     -----------    -----------


                         Commission file number #1-4252
                                               ---------


                          UNITED INDUSTRIAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                   95-2081809
 -------------------------------               ---------------------------
 (State or other jurisdiction of               (I.R.S. Identification No.)
  incorporation or organization)

                     18 East 48th Street, New York, NY 10017
                     ---------------------------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code    (212) 752-8787
                                                         ----------------------


                                 Not Applicable
    -------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.



Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,173,743 shares of common stock as of November 1, 1996.

                          UNITED INDUSTRIAL CORPORATION


                                      INDEX


                                                                     Page #
                                                                     ------
Part I - Financial Information

Item 1.  Financial Statements

    Consolidated Condensed Balance Sheets - Unaudited
    September 30, 1996 and December 31, 1995                           1

    Consolidated Condensed Statements of Operations -
    Three Months and Nine Months Ended September 30, 1996 and 1995     2

    Consolidated Condensed Statements of Cash Flows
    Nine Months Ended September 30, 1996 and 1995                      3

    Notes to Consolidated Condensed Financial Statements               4


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation                  6



PART II - Other Information                                            8

                         PART I - FINANCIAL INFORMATION

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                       September 30               December 31
                                                                                           1996                       1995
                                                                                           ----                       ----
                                                                                        (UNAUDITED)
ASSETS
------

Current assets
         Cash & cash equivalents                                                         $ 10,306                  $ 11,915
         Trade receivables                                                                 30,311                    32,911
         Inventories
           Finished goods & work-in-process                                                40,137                    43,185
           Materials & supplies                                                             4,223                     4,737
                                                                                         --------                  --------
                                                                                           44,360                    47,922
         Deferred income taxes                                                              6,448                     6,487
         Prepaid expenses & other current assets                                            5,919                     1,761
                                                                                         --------                  --------
                   Total Current Assets                                                    97,344                   100,996

Other assets                                                                               40,145                    39,524

Property & equipment - less allowances
 for depreciation (1996 - $90,821 & 1995 - $86,637)                                        42,035                    42,586
                                                                                         --------                  --------
                                                                                         $179,524                  $183,106
                                                                                         --------                  --------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities
-------------------
         Short term borrowings                                                           $  3,000                  $  3,000
         Accounts payable                                                                   9,050                    10,132
         Accrued employee compensation & taxes                                              8,377                     6,536
         Customer advances                                                                  4,005                     6,384
         Current portion of long-term debt                                                  6,250                     6,250
         Other liabilities                                                                  9,816                     4,472
         Reserve for contract losses                                                        9,300                    10,751
                                                                                         --------                  --------
                   Total Current Liabilities                                               49,798                    47,525

Long-term liabilities (less current maturities)                                            10,154                    18,279
Deferred income taxes                                                                      10,085                     9,820
Postretirement benefits other than pensions                                                22,085                    21,322

Shareholders' Equity
--------------------
         Common stock $1.00 par value
         Authorized - 15,000,000 shares; outstanding
         1996 - 12,173,743 and 1995 - 12,170,793 shares
         (net of shares in treasury)                                                       14,374                    14,374
         Additional capital                                                                90,196                    91,421
         Retained earnings (deficit)                                                          133                    (2,311)
         Treasury stock, at cost, 1996 - 2,200,405 shares
         1995 - 2,203,355 shares                                                          (17,301)                  (17,324)
                                                                                         --------                  --------
                                                                                           87,402                    86,160
                                                                                         --------                  --------
                                                                                         $179,524                  $183,106
                                                                                         ========                  ========

See accompanying notes
                                        1

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share amounts)


                                                                           Three Months Ended               Nine Months Ended
                                                                               September 30                     September 30
                                                                          ---------------------             ------------------
                                                                                               (UNAUDITED)
                                                                             1996          1995             1996          1995
                                                                             ----          ----             ----          ----
Net Sales                                                                 $54,159        $53,568          $163,925       $163,090

Operating costs & expenses
   Cost of sales                                                           45,333         42,833           128,652        126,890
   Selling & administrative                                                 8,100          9,115            29,056         29,606
   Other expenses - net                                                       331            241               472            664
   Interest expense                                                           523            574             1,738          1,763
   Interest income                                                           (348)          (186)             (905)          (978)
                                                                          -------        -------          --------       --------
                                                                           53,939         52,577           159,013        157,945
                                                                          -------        -------          --------       --------

Income before income taxes                                                    220            991             4,912          5,145
Income taxes                                                                   57            568             1,860          2,258
                                                                          -------        -------          --------        -------

Net income                                                                $   163        $   423          $  3,052        $ 2,887
                                                                          =======        =======          ========        =======


  Net earnings per share                                                   $  .01         $  .04            $  .25         $  .24
                                                                           ======         ======            ======         ======

See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                                                                ------------------------------
                                                                                                           (UNAUDITED)
                                                                                                1996                       1995
                                                                                              --------                   --------
OPERATING ACTIVITIES                                                                        $  3,052                     $ 2,887
--------------------
Net income
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                                                                6,078                       6,402
  Deferred income taxes                                                                          304                      (2,781)
  (Decrease) increase in contract loss provision                                              (1,451)                        715
  Changes in operating assets and liabilities                                                  6,493                      (2,135)
                                                                                            --------                    --------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   14,476                       5,088


INVESTING ACTIVITIES
--------------------
Decrease in note receivable                                                                     -                          8,540
Purchase of property and equipment                                                            (4,097)                     (4,011)
Increase in other assets - net                                                                (2,046)                     (4,171)
                                                                                            --------                    --------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                                                   (6,143)                        358


FINANCING ACTIVITIES
--------------------
Decrease in long-term liabilities                                                             (1,875)                     (5,467)
Increase in current portion of long term liabilities                                            -                          6,250
Proceeds from borrowings                                                                       9,000                       9,000
Payments on long-term debt & borrowings                                                      (15,250)                    (10,200)
Dividends                                                                                     (1,825)                     (2,555)
Proceeds from exercise of stock options                                                            8                          16
                                                                                            --------                    --------

  NET CASH USED IN FINANCING ACTIVITIES                                                       (9,942)                     (2,956)
                                                                                            ---------                   --------

  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (1,609)                      2,490

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            11,915                       6,132
                                                                                            --------                    --------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 10,306                    $  8,622
                                                                                            ========                    ========


See accompanying notes

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


Notes to Consolidated Condensed Financial Statements

September 30, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - DIVIDENDS

A quarterly dividend of $.05 per share is payable November 29, 1996.

NOTE C - LEGAL PROCEEDINGS

A subsidiary of the Company owned and operated a small facility at a site in the State of Arizona that manufactured semi-conductors from 1959 to 1961 at which time the subsidiary was sold by the Company. Although this facility may have used trichloroethylene ("TCE") in small quantities, there is no evidence that this facility released or disposed of TCE at this site.

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

In May 1995, AAI Systems Management, Inc. (the "subsidiary"), an indirect subsidiary of the Company, submitted to the U.S. Navy (the "customer") a Request for Equitable Adjustment ("REA") totaling approximately $11.8 million in connection with a contract to deliver helicopter simulator training devices to the Navy. On July 14, 1995, the subsidiary received the final decision of the customer rejecting the REA in its entirety. On October 10, 1995, the subsidiary filed a Notice of Appeal of the final decision with the Armed Services Board of Contract Appeals seeking monetary damages plus interest. On June 12, 1996 the customer issued to the subsidiary a Show Cause Notice advising the subsidiary that the customer is considering terminating the contract for default.

In early November 1996, the subsidiary reached an agreement in principle with certain officials of the U.S. Navy to resolve this dispute. When reduced to writing, the agreement will provide for an orderly conclusion of the contract, a limitation on the Company's liability, precluding the possibility of additional losses for the subsidiary under the contract, and an end of the pending litigation against the Navy. The written agreement will also eliminate the possibility that the contract might be terminated by the Navy based upon the subsidiary's alleged default, which would likely have resulted in further litigation and entailed the risk of a materially adverse result. Settlement of the dispute and the abbreviated completion of the contract require an additional charge of $2.2 million ($1.4 million net of taxes) against earnings for the quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

Net sales increased $591,000 to $54,159,000 in the third quarter of 1996 as compared to the third quarter of 1995. For the first nine months of 1996, net sales of $163,925,000 were $835,000 higher than the same period in 1995. The Defense segment experienced increases in sales of 2.8%, for the three and nine month periods in 1996 as compared to the like periods in 1995. Both the three and nine month periods in 1996 accomplished improved sales related to training systems and unmanned air vehicles in the Defense segment. However, partially offsetting these increases was the impact of percentage of completion method of accounting for increased costs on the SH-60 helicopter simulator program. Sales decreased in both periods in non-defense segments due to contract award delays.

The gross profit percentage remained essentially unchanged at 22% for the nine month period ended September 30, 1996, as compared to the same period in 1995, due primarily to the continued mix of higher cost contracts in the Defense segment. Gross profit for the three months ending September 30, 1996 was 16% compared to 20% for the same period in 1995. The reduction was principally due to a reduction of $2.2 million on the helicopter simulator training devices for the Navy. (See Note C - Legal Proceedings) Included in the Defense segment's income for the nine months in 1996 is a reduction in pretax income of $3,300,000 related to the SH-60 helicopter program. $2,200,000 relating to the agreement with the Navy was included in the third quarter. Also included in the first nine months of 1996 is a pretax charge of $900,000 related to the reduction of the estimated net realizable value of certain non-contract inventories. At December 31, 1995, the Company indicated that the net realizable value of these inventories was $7,700,000. Inasmuch as the Company had not produced a buyer for such inventory at March 31,1996, it had reduced its estimated net realizable value at that date to $6,800,000. The Company still identifies potential buyers for a substantial portion of such inventory and has based the estimate of the net realizable value on its current assessment of the salability of this inventory. However, the Company faces significant competition from other producers of similar products and therefore the estimated net realizable value of this inventory may be further reduced during the year.

Selling and administrative expenses as a percentage of net sales were 15.0% and 17.7% for the three and nine month periods ended September 30, 1996, respectively, as compared to 17.0% and 18.2% for the same periods in 1995. The decrease for the three month period resulted principally from reduced expenses at Corporate.

The Company earned net income of $163,000 and $3,052,000 for the three and nine months ended September 30, 1996, respectively, compared to $423,000 and $2,887,000 for the same periods in 1995.

The decrease in the income tax rate to 25.9% and 37.9% in the three and nine month periods from 57.3% and 43.9% in the prior three and nine month periods was due to refunds of state taxes in the three months ended September 30, 1996 and the payment to the IRS in 1995 of obligations related to 1994.

Effective July 1, 1996 the operations of Electric Transit Inc. (ETI) are no longer consolidated in the financial statements. The Company's ownership has been reduced from 53% to 35%. The Company's 1996 nine month sales and gross margin figures were not significantly effected. ETI's inventory is not included in the Company's September 30, 1996 financial statements. At June 30, 1996 such inventory was $4,930,000.



Liquidity and Capital Resources

Cash flows from operations were $14,476,000 for the nine month period ended September 30, 1996, as compared to $5,088,000 for the same period in the prior year. The major items accounting for the difference in changes in operating assets and liabilities were a decrease in trade receivables and inventories and an increase in other liabilities. Funds from operations were sufficient for dividends, capital expenditures, and repayment of borrowings. Included in the 1995 cash flows was the receipt of the final installment payment of $8,540,000 on the Company's note receivable. The Company extended certain lines of credit from September 30, 1996 to December 31, 1996. The Company currently has no significant fixed commitments for capital expenditures or for investments. Its capital requirements consist primarily of its obligation to fund operations and interest payments on indebtedness. The Company expects that available cash and existing lines of credit will be sufficient to finance operations for the remainder of the year.

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


       ITEM 6 - Exhibits and Reports on Form 8-K

       (a)   Exhibits

            10 (U)- NBD Bank - United Industrial Corporation, Detroit Stoker Company credit agreement extension to December 31, 1996.

            10 (V)-  Second amendment made as of September 20, 1996 to
                     Credit Agreement dated October 13, 1995 between First Union Commercial Corporation and AAI Corporation (the "borrower") and AAI subsidiaries, UIC-DEL Corporation, Symtron Systems, Inc. and United Industrial Corporation as guarantors.

            10 (W)- Amendment dated as of September 29, 1996, by and between United Industrial Corporation and James H. Perry to that Certain Employment Agreement dated February 29, 1996 between United Industrial Corporation and James H. Perry.

            11 -     Computation of Earnings per share

            27 -     Financial Data Schedule

      (b) The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             UNITED INDUSTRIAL CORPORATION



Date November 14, 1996                       By: /s/ James H. Perry
                                                 ---------------------------
                                                 James H. Perry
                                                 Chief Financial Officer
                                                 and Treasurer

                                  EXHIBIT INDEX

Exhibit No.              Description
-----------              -----------


    10 (U)-      NBD Bank - United Industrial
                 Corporation, Detroit Stoker Company credit agreement extension to December 31, 1996.

    10 (V)-      Second amendment made as of September 20,
                 1996 to Credit Agreement dated October 13, 1995 between First Union Commercial Corporation and AAI Corporation (the "borrower") and AAI subsidiaries, UIC-DEL Corporation, Symtron Systems, Inc. and United Industrial Corporation as guarantors.

    10 (W)- Amendment dated as of September 29, 1996, by and between United Industrial Corporation and James
                 H. Perry to that Certain Employment Agreement dated February 29, 1996 between United Industrial Corporation and James H. Perry.

    11 -         Computation of Earnings per share

    27 -         Financial Data Schedule