Form 10-K
period 1996-12-31
UNITED INDUSTRIAL CORP /DE/
filed 1997-03-27
CIK 101271

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996.

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 1-4252



                          UNITED INDUSTRIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                 95-2081809
--------------------------------------------------------------------------------
  (State or Other Jurisdiction of
   Incorporation or Organization)         (I.R.S. Employer Identification No.)

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

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 26, 1997, computed by reference to the closing sale price of the registrant's Common Stock on the New York Stock Exchange Stock Exchange on such date: $73,086,734.

On March 26, 1997, the registrant had outstanding 12,175,543 shares of Common Stock, par value $1.00 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Certain portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts I and II of this report.

2. Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on May 13, 1997 are incorporated by reference into
        Part III of this report.
================================================================================

                                     PART I


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

Defense

AAI Corporation

AAI Corporation ("AAI") is engaged in research, development and manufacture in the following major areas: (1) training and simulation systems; (2) automatic test equipment for electronic systems and components; (3) ordnance systems; (4) mechanical support systems for industrial, military, and marine applications;
(5) unmanned air vehicle systems; (6) automated weather monitoring systems; and
(7) transportation systems. Since its inception, AAI's business has been primarily in support of the U.S. Department of Defense ("DOD"). Since 1990, the Company has emphasized diversification into other markets to reduce its dependence on the DOD. The United States defense budget has been significantly reduced in recent years and this trend is expected to continue. In 1996 approximately 62% of the sales volume of AAI consisted of research, development and production of military items under defense contracts compared to 64% in 1995. Certain of the contracts currently being worked on by AAI involve testing systems for U.S. Navy aircraft, training equipment for the U.S. Air Force and U.S. Navy, and weapons handling systems for the U.S. Army.

The balance of AAI's business consists of work performed in the non-Department of Defense markets. These areas include hydraulic test equipment, transportation equipment and weather systems. AAI was awarded a contract for 1,096 weather systems to be installed in certain government airports throughout the country. This contract was recently restructured and extended through 1997. New orders were received in 1996 for 159 additional systems. In 1996, 142 weather systems were installed bringing total systems installed since inception of the contract to 819.

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

Symtron Systems, Inc.

On January 18, 1994, the Company acquired all of the outstanding shares of Symtron Systems, Inc. ("Symtron"), a producer of firefighter training simulators for the government, military and commercial markets. The purchase price consisted of initial cash payments of $2,000,000, assumption of certain liabilities of approximately $5,900,000 and a contingent payment, not to exceed $1,000,000, based on the profits on contracts existing at the acquisition date. Additionally, contingent amounts are payable if certain pretax profits, as defined in the purchase agreement, are earned for each of the years in the three year period ending December 31, 1998. In 1996 and 1995, the Company made contingent payments of $254,000 and $1,000,000, respectively, which were classified as selling and administrative expense in the 1996 and 1995 financial statements. Funds generated from operations and an existing line of credit were utilized to finance the purchase of Symtron. Symtron's 1996 sales consisted of production for the Navy and commercial customers. The main office and plant of Symtron are located in Fair Lawn, New Jersey. In January 1997 Symtron and its principal direct competitor agreed to settle litigation regarding the use of Symtron tectechnology, which included the competitor's withdrawal from the firefighter training marketplace for at least five years. This agreement, however, is currently under review by the United States District Court for the State of New Jersey. Other competitors are small foreign firms who Symtron believes have not yet delivered a computer control system for live firefighter training to the United States market.

Energy Systems

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

Midwest Metallurgical Laboratory, Inc. ("Midwest"), a subsidiary of Detroit Stoker, is a foundry engaged in the manufacture of grey and ductile iron, stainless steel and special alloy iron castings. All of the sales of Midwest are to Detroit Stoker. Midwest's plant and offices are located in Marshall, Michigan.

Plastic Products

Neo Products Co.

Neo Products Co. ("Neo") engineers and fabricates thermoplastic products to the specifications submitted by its customers. Neo also manufactures items for point of purchase display advertising and consumer products related primarily to infants, food service equipment for a major airline and fuel tank reservoirs for the auto industry.

Sales to customers of items for point of purchase display advertising represented approximately 24% of sales in 1996. These sales principally consisted of display racks and trays. Sales of consumer end use items represented 63% of sales in 1996. These sales primarily included carrier cradles, chairs and waste baskets. Sales to the auto industry represented approximately 6% of sales in 1996. The largest customer of Neo accounted for approximately 63% of sales in 1996 compared to 54% and 39% in 1995 and 1994, respectively. Neo's main office and plant are located in Chicago, Illinois.

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

For additional information concerning United's subsidiaries reference is made to information set forth in the Letter to Shareholders contained in United's 1996 Annual Report to Shareholders (the "Annual Report"), which letter is incorporated herein by reference.

General

Employees

As of March 1, 1997 United and its subsidiaries had approximately 1,900 employees. Approximately 200 of these employees are represented by several unions under contracts expiring between July 1997 and March 1999. United considers its employee relationships to be satisfactory.

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

Research and Development

During 1996, 1995 and 1994 the subsidiaries of United (exclusive of AAI) expended approximately $639,000, $194,000 and $98,031, respectively, on the development of new products and the improvement of existing products. All of the programs and the funds to support such programs are sponsored by the subsidiary involved. In addition to the above amount, AAI is engaged in research and development primarily for the U.S. Government.

Backlog

The backlog of orders by industry segment at December 31, 1996 and 1995 was as follows:


                                   1996                  1995
                                   ----                  ----

Defense                           150,888,000            $198,788,000

Energy Systems                      6,871,000               5,070,000

Plastic Products                      941,000               2,349,000


The defense contract backlog decrease more than offsets the increase in commercial backlog of the defense segment. The increase in backlog for energy systems was due to the increased level of new contracts being awarded. Except for approximately $23,000,000 of research and development backlog, substantially all of the backlog orders at December 31, 1996 are expected to be filled in 1997.

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

Foreign Operations and Export Sales

United and its subsidiaries have no significant foreign operations. During 1996 export sales by United and its subsidiaries amounted to approximately $26,491,000. Export sales in 1995 and 1994 amounted to less than 10% of net sales for these years.


ITEM 2.        PROPERTIES

United maintains executive and administrative offices at leased premises at 18 East 48th Street, New York, N.Y., which lease expires in December 1997. The following is a tabulation of the principal properties owned or leased by United's subsidiaries as at March 3, 1997.


                                                              Approximate
                                                              Area              Owned
Location                     Principal Use                    in Square Feet    or Leased
--------                     -------------                    --------------    ---------

1510 East First Street       Machine shop, steel              194,910 floor     Owned in fee
Monroe, MI                   fabrication, engineering and     space on 14.4
                             sales facilities of Detroit      acres of land
                             Stoker                           (East Building)

1426 East First Street       Assembly, shipping and           101,000 floor     Owned in fee
Monroe, MI                   administrative facilities of     space on 2.2
                             Detroit Stoker                   acres of land
                                                              (West Building)

15290 Fifteen Mile Road      Foundry,                         59,386 floor      Owned in fee
Marshall, MI                 Midwest Metallurgical            space on 28.4
                                                              acres of land

Industry Lane                Manufacturing, engineering       740,208 floor     Owned in fee
Cockeysville, MD             and administrative               space on 87
                             facilities of AAI                acres of land

1701 Pollitt Drive           Administrative, engineering      30,000            Leased to June
Fair Lawn, NJ                and manufacturing facilities                       30, 2001
                             of Symtron

1505 East Warner Avenue      Manufacturing, engineering       103,200           Leased to
Santa Ana, CA                and administrative facilities                      Sept. 30, 1999
                             of ACL Technologies

1035 Semoran Boulevard       Sales office                     900               Leased to
Winter Park, FL              for Symtron                                        April 30, 1997

5400 S. Kilbourn Avenue      Manufacturing and                45,000            Owned in fee
Chicago, IL                  administrative facilities of Neo


For information with respect to obligations for lease rentals, see Note 8 of the Notes to Financial Statements in the Annual Report, which Note is incorporated herein by reference. United considers its properties to be suitable and adequate for its present needs. The properties are being substantially utilized.


ITEM 3.        LEGAL PROCEEDINGS

The Company, along with numerous other parties, has been named in five tort actions relating to environmental matters based on allegations partially related to a predecessor's operation of a small facility at a site in the State of Arizona that manufactured semiconductors between 1959 and 1960. All such operations of the Company were sold by 1961.

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

Detroit Stoker was notified in March 1992 by the Michigan Department of Natural Resources (MDNR) that it is a potentially responsible party in connection with the clean-up of a former industrial landfill located in Port of Monroe, Michigan. MDNR is treating the Port of Monroe landfill site as a contaminated facility within the meaning of the Michigan Environmental Response Act (MERA), MCLA ss. 299.601 et seq. Under MERA, if a release or a potential release of a discarded hazardous substance is or may be injurious to the environment or to the public health, safety, or welfare, MDNR is empowered to undertake or compel investigation and response activities in order to alleviate any contamination threat. Detroit Stoker intends to aggressively defend these claims, however, at this time, no estimate can be made as to the amount or range of potential loss, if any, to Detroit Stoker with respect to this action.

On or about November 15, 1996, AAI Systems Management, Inc. (the "subsidiary"), an indirect subsidiary of the Company, signed a settlement agreement with the U.S. Navy (the "customer"), concluding a dispute with the customer over a contract to deliver helicopter simulator training devices. The agreement provided for an orderly conclusion of the contract and a limitation on the Company's liability, precluding the possibility of additional losses for the subsidiary under the contract. Settlement of the dispute and the abbreviated completion of the contract required an additional charge of $2.2 million ($1.4 million net of taxes) against earnings for the third quarter.

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


                                                                                      Age at
           Name                     Position, Office                           December 31, 1996
           ----                     ----------------                           -----------------

Richard R. Erkeneff*       -- President of the Company (since October 1995)            61
                              and AAI (since November 1993); Senior Vice
                              President of the Aerospace Group at McDonnell
                              Douglas Corporation, an aerospace firm
                              (October 1992 to November 1993); and
                              President (March 1992 to October 1992) and
                              Executive Vice President (1988 to 1992) of
                              McDonnell Douglas Electronics Systems
                              Company.

Robert Worthing            -- Vice President and General Counsel of the                51
                              Company (since July 18, 1995); General
                              Counsel of AAI (since April, 1992); and Vice
                              President and Senior Counsel of TRW's Space
                              and Defense Sector (October 1979-January
                              1992).

Susan Fein Zawel*          -- Vice President, Corporate Communications and             42
                              Associate General Counsel (since June 1995),
                              Secretary (since May 1994) and Counsel (1992
                              to 1995) of the Company.

James H. Perry             -- Chief Financial Officer (since October 25,               35
                              1995) and Treasurer (since December 1994) of
                              the Company; and Senior Manager (October
                              1992-November 1994) and Manager (1988-
                              September 1992) at Ernst & Young LLP.

James M. Ballentine, Jr.   -- Acting President of Detroit Stoker (since April          63
                              1995); President of Saddle River Partners, a
                              consulting and investment company (since
                              August 1992); and President of Hydrotherm,
                              Inc., a multiplant manufacturer of boilers and
                              air conditioning equipment (1979 to August
                              1992).

John J. Henning            -- President of Symtron (since 1988).                       55

Michael A. Schillaci       -- President of Neo (since 1987).                           49


--------------------
* Member of the Company's Board of Directors

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Reference is made to the information set forth in Note 14 of the Notes to Financial Statements included in Item 8 of this Report concerning dividends, stock prices, stock listing and record holders, which information is incorporated herein by reference.


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


ITEM 9.        DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of United to be held on May 13, 1997 (the "Proxy Statement"), which section (other than the Compensation Committee Report and Performance Graph) is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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


     (3)         Exhibits:

     (3)(a)-     Restated Certificate of Incorporation of United (1).

     (3)(b)-     Amended and Restated By-Laws of United (2).

     (10)(a)- United Industrial Corporation 1994 Stock Option Plan, as amended (3).

     (10)(b)- Purchase Agreement, dated January 18, 1994, between United and Symtron Systems, Inc. (1).

     (10)(c)- Credit Agreement dated as of October 13, 1994 among AAI, the Lenders parties thereto and First Fidelity Bank, National Association, as Agent (the "Agent") and Issuing Bank (4).

     (10)(d)- Pledge and Security Agreement dated as of October 13, 1994 by AAI in favor of the Agent (4).

     (10)(e)- Pledge and Security Agreement dated as of October 13, 1994 by the Company in favor of the Agent (4).

     (10)(f)- Security Agreement dated as of October 13, 1994 between AAI and the Agent (4).

     (10)(g)- Security Agreement dated as of October 13, 1994 between each subsidiary of AAI, certain subsidiaries of the Company and the Agent (4).

     (10)(h)- Guaranty dated as of October 13, 1994 by the Company and certain of its subsidiaries and by each subsidiary of AAI in favor of the Agent (4).

     (10)(i)- First Amendment made as of October 18, 1995 to Credit Agreement dated October 13, 1994 between First Union Commercial Corporation (as successor to the Agent) and AAI, and AAI Subsidiaries, UIC-DEL Corporation, Symtron and United as guarantors.

     (10)(j)- Second Amendment made as of September 20, 1996 to Credit Agreement dated October 13, 1994 between First Union Commercial Corporation and AAI and AAI subsidiaries, UIC-DEL Corporation, Symtron and United as guarantors (5).

     (10)(k)- Third Amendment made as of January 17, 1997 to Credit Agreement dated October 13, 1994 between First Union Commercial Corporation and AAI and AAI subsidiaries, UIC-DEL Corporation, Symtron and United as guarantors.

     (10)(l)- Employment Agreement dated March 26, 1996, between United and Richard R. Erkeneff (2).

     (10)(m)- Employment Agreement, dated January 8, 1996, between United and Susan Fein Zawel (2).

     (10)(n)- Employment Agreement, dated February 9, 1996, between United and James H. Perry (2).

     (10)(o)- Amendment dated as of September 29, 1996, by and between United and James H. Perry to the Employment Agreement dated February 29, 1996 between United and James H. Perry (5).

     (11)-       Computation of Earnings Per Share.

     (13)-       United's 1996 Annual Report to Shareholders.

     (21)-       Subsidiaries of United.

     (23)-       Consent of Independent Auditors.

     (27)-       Financial Data Schedule.


--------------------
        (1) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1993.
        (2) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1995.
        (3) Incorporated by reference to United's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 10, 1997.
        (4) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
        (5) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(b) - Reports on Form 8-K - United did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            UNITED INDUSTRIAL CORPORATION
                                            (Registrant)

                                            By:  /s/ Richard R. Erkeneff
                                               -----------------------------
                                               Richard R. Erkeneff, President

                                            Date:   March 26, 1997
                                                 ---------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               Name                                         Date
               ----                                         ----

/s/Harold S. Gelb
-------------------------------
Harold S. Gelb,
Chairman of the Board and Director                     March 26, 1997

/s/Howard M. Bloch
-------------------------------
Howard M. Bloch,
Vice-Chairman of the Board and Director                March 26, 1997

/s/Richard R. Erkeneff
-------------------------------
Richard R. Erkeneff, President and
Chief Executive Officer and Director                   March 26, 1997

/s/Edward C. Aldridge, Jr.
-------------------------------
Edward C. Aldridge, Jr., Director                      March 26, 1997

/s/E. Donald Shapiro
-------------------------------
E. Donald Shapiro, Director                            March 26, 1997

/s/Susan Fein Zawel
-------------------------------
Susan Fein Zawel,
Vice President and Director                            March 26, 1997

/s/James H. Perry
-------------------------------
James H. Perry,
Treasurer (Principal Financial and
Accounting Officer)                                    March 26, 1997

                           Annual Report on Form 10-K

                       Item 14(a)(1) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules



                          Year ended December 31, 1996

                          United Industrial Corporation
                               New York, New York

Form 10-K--Item 14(a) (1) and (2)

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules


The following consolidated financial statements of United Industrial Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8:


Consolidated Balance Sheets--December 31, 1996 and 1995
Consolidated Statements of Operations--
        Years Ended December 31, 1996, 1995 and 1994
Consolidated Statements of Cash Flows
        Years Ended December 31, 1996, 1995 and 1994
Notes to Financial Statements


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

Report of Independent Auditors

BOARD OF DIRECTORS AND SHAREHOLDERS
UNITED INDUSTRIAL CORPORATION


We have audited the accompanying consolidated balance sheets of United Industrial Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Industrial Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                      /s/ Ernst & Young LLP

                                                      ERNST & YOUNG LLP
New York, New York
February 26, 1997


           Schedule I - Condensed Financial Information of Registrant
                          United Industrial Corporation
                            Condensed Balance Sheets

(Dollars in thousands)                                                    DECEMBER 31

                                                                     1996                 1995
                                                                    ------               -----
ASSETS
   Current Assets:
     Cash and cash equivalents                                    $    447             $  4,453
     Prepaid expenses and other current assets                         326                  205
     Deferred income taxes                                           6,131                6,487
                                                                    ------               ------

  Total current assets                                               6,904               11,145


   Equipment                                                           356                  342
     Less allowances for depreciation                                (251)                (235)
                                                                 --------             --------

                                                                       105                  107

  Other assets (principally investments in
    and amounts due from wholly-owned
    subsidiaries)                                                  173,930              163,552
                                                                  --------             --------

                                                                  $180,939             $174,804
                                                                  ========             ========


LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities                                             $  3,211             $  7,220
  Income taxes                                                         963                    -
                                                                   -------                -----
  Total current liabilities                                          4,174                7,220

  Deferred income taxes                                              9,662                9,820

  Other liabilities (principally amounts due to
    wholly-owned subsidiaries)                                      76,958               71,604

  Shareholders' equity:
    Common stock                                                    14,374               14,374
    Other shareholders' equity                                      75,771               71,786
                                                                   -------             --------

                                                                    90,145               86,160
                                                                  --------             --------

                                                                  $180,939             $174,804
                                                                  ========             ========


           See notes to condensed financial statements of registrant.


           Schedule I - Condensed Financial Information of Registrant
                          United Industrial Corporation
                       Condensed Statements of Operations


                                                        YEAR ENDED DECEMBER 31

(DOLLARS IN THOUSANDS)                         1996                 1995               1994
                                              ------               ------             ------
Management fees from wholly-owned
  subsidiaries                               $ 2,251              $ 2,310             $2,064
Other (expense) revenue  - net                  (20)                 (15)                150
                                            --------              -------              ------

                                               2,231                2,295              2,214

Other (income) and expenses:
  Administrative expenses                      4,688                5,558              3,247
  Interest income                            (1,997)              (2,277)            (1,292)
  Interest expense                             7,025                7,174              4,708
                                             -------              -------             ------

                                               9,716               10,455              6,663
                                             -------              -------             ------

Loss before income taxes and
  equity in net income of
  subsidiaries                               (7,485)              (8,160)            (4,449)
Income tax benefit                             2,542                2,526              1,639
                                              ------              -------              -----

Loss before equity in net income
  of subsidiaries                            (4,943)              (5,634)            (2,810)
Equity in net income of
  subsidiaries                                11,347                6,522              8,022
                                            --------              -------             ------

Net income                                    $6,404              $   888             $5,212
                                              ------              -------             ------

Dividends paid by
  subsidiaries to Parent                     $ 1,000              $ 1,000             $  -
                                             =======              =======             ====



           See notes to condensed financial statements of registrant.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          UNITED INDUSTRIAL CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS


(DOLLARS IN THOUSANDS)                                    YEAR ENDED DECEMBER 31

                                                    1996               1995             1994
                                                   ------             ------           ------
Operating activities:
 Net income                                         $6,404           $   888          $5,212
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation and amortization                        16                17               9
   Deferred income taxes                               356             (126)           (441)
   Undistributed earnings of
    subsidiaries                                  (10,347)           (5,522)         (8,022)
   Changes in operating assets and
    liabilities:
     Income taxes                                      963           (3,333)           6,951
     Prepaid expenses and other current
      assets                                         (121)                 3             732
     Current liabilities                           (1,009)               321           (616)
     Accounts with wholly-owned
      subsidiaries                                   5,165             9,785           3,037
                                                     -----           -------           -----

Net cash provided by operating activities:           1,427             2,033           6,862
                                                     -----             -----           -----

Investing activities:
 Purchase of property and equipment                   (14)              (39)            (69)
 Decrease (increase) in intercompany
  receivables due to transfer of
  deferred taxes from wholly-owned
  subsidiaries                                         158             2,600         (3,523)
 (Decrease) increase in deferred taxes
  resulting from transfer from wholly
  owned subsidiaries                                 (158)           (2,600)           3,523
Other, net                                               7              (27)            (53)
                                                    ------           ------         --------

Net cash used in investing activities             $    (7)           $  (66)        $  (122)
                                                  -------            ------         -------



(Condensed Statements of Cash Flows - continued on next page)



                  Schedule I - Condensed Financial Information of Registrant

                                United Industrial Corporation

                        Condensed Statements of Cash Flows (continued)


(DOLLARS IN THOUSANDS)                                    YEAR ENDED DECEMBER 31

                                                    1996             1995             1994
                                                   ------           ------           ------
Financing activities:
 Proceeds from borrowings                          $ 9,000            $9,000         $12,000
 Payments on borrowings                           (12,000)           (9,000)        (12,000)
 Dividends paid                                    (2,434)           (3,165)         (2,571)
 Purchase of treasury shares                             -                 -           (475)
 Proceeds from exercise of stock options                 8                16              -
                                                   -------            ------         ------

Net cash used in financing activities              (5,426)           (3,149)         (3,046)
                                                  -------            ------         -------

(Decrease) increase in cash and cash
 equivalents                                        (4006)           (1,182)           3,694
Cash and cash equivalents at beginning of
 year                                                4,453             5,635           1,941
                                                 ---------            ------         -------

Cash and cash equivalents at end of year           $   447            $4,453         $ 5,635
                                                   =======            ======         =======


           See notes to condensed financial statements of registrant.

                         Schedule I - Notes to Condensed
                       Financial Statements of Registrant


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


                 Schedule II - Valuation and Qualifying Accounts

                 United Industrial Corporation and Subsidiaries

                                December 31, 1996


            Col. A                 Col. B                  Col. C                 Col. D          Col. E

                                                     (1)            (2)
                                                   Charged to     Charged to                     Balance at
                              Balance at Beginning Costs and    Other Accounts   Deductions        End of
         Description               of Period       Expenses       (Describe)     (Describe)        Period
         -----------               ---------       --------       ----------     ----------        ------

Year ended December 31, 1996:
 Deducted from asset accounts:
  Allowance for doubtful accounts $ 310,000                                      $ 65,000 (A)   $ 245,000
                                  =========                                      ============   =========

Product warranty liability        $ 650,000                                      $ 71,000 (B)   $ 579,000
                                  =========                                      ============   =========

YEAR ENDED DECEMBER 31, 1995:
 Deducted from asset account:
  Allowance for doubtful accounts $ 368,000        $  43,000                     $ 101,000 (A)  $ 310,000
                                  =========        =========                     =============  =========

Product warranty liability        $ 525,000        $ 125,000                                    $ 650,000
                                  =========        =========                                    =========

Year ended December 31, 1994:
 Deducted from asset account:
  Allowance for doubtful account  $ 418,000                                      $ 50,000 (B)   $ 368,000
                                  =========                                      ============   =========

Product warranty liability        $ 800,000                                      $ 275,000 (B)  $ 525,000
                                  =========                                      =============  =========

(A)     UNCOLLECTIBLE ACCOUNTS WRITTEN OFF, NET OF RECOVERIES.
(B)     REDUCTION OF VALUATION ACCOUNT.

                                  EXHIBIT INDEX

EXHIBIT NO.                                                                PAGE

(3)(a)-         Restated Certificate of Incorporation of United (1).

(3)(b)-         Amended and Restated By-Laws of United (2).

(10)(a)- United Industrial Corporation 1994 Stock Option Plan, as amended (3).

(10)(b)- Purchase Agreement, dated January 18, 1994, between United and Symtron Systems, Inc. (1).

(10)(c)- Credit Agreement dated as of October 13, 1994 among AAI, the Lenders parties thereto and First Fidelity Bank, National Association, as Agent (the "Agent") and Issuing Bank (4).

(10)(d)- Pledge and Security Agreement dated as of October 13, 1994 by AAI in favor of the Agent (4).

(10)(e)- Pledge and Security Agreement dated as of October 13, 1994 by the Company in favor of the Agent (4).

(10)(f)- Security Agreement dated as of October 13, 1994 between AAI and the Agent (4).

(10)(g)- Security Agreement dated as of October 13, 1994 between each subsidiary of AAI, certain subsidiaries of the Company and the Agent (4).

(10)(h)- Guaranty dated as of October 13, 1994 by the Company and certain of its subsidiaries and by each subsidiary of AAI in favor of the Agent (4).

(10)(i)- First Amendment made as of October 18, 1995 to Credit Agreement dated October 13, 1994 between First Union Commercial Corporation (as successor to the Agent) and AAI, and AAI subsidiaries, UIC-DEL Corporation, Symtron and United as guarantors.

(10)(j)- Second Amendment made as of September 20, 1996 to Credit Agreement dated October 13, 1994 between First Union Commercial Corporation and AAI and AAI subsidiaries, UIC-DEL Corporation, Symtron and United as guarantors (5).

(10)(k)- Third Amendment made as of January 17, 1997 to Credit Agreement dated October 13, 1994 between First Union Commercial Corporation and AAI and AAI subsidiaries, UIC-DEL Corporation, Symtron and United as guarantors.

(10)(l)- Employment Agreement dated March 26, 1996, between United and Richard R. Erkeneff (2).

(10)(m)- Employment Agreement, dated January 8, 1996, between United and Susan Fein Zawel (2).

(10)(n)- Employment Agreement, dated February 9, 1996, between United and James H. Perry (2).

(10)(o)- Amendment dated as of September 29, 1996, by and between United and James H. Perry to the Employment Agreement dated February 29, 1996 between United and James H. Perry (5).

(11)-           Computation of Earnings Per Share.

(13)-           United's 1996 Annual Report to Shareholders.

(21)-           Subsidiaries of United.

(23)-           Consent of Independent Auditors.

(27)-           Financial Data Schedule.


____________________

        (1) INCORPORATED BY REFERENCE TO UNITED'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1993.
        (2) INCORPORATED BY REFERENCE TO UNITED'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995.
        (3) INCORPORATED BY REFERENCE TO UNITED'S REGISTRATION STATEMENT ON FORM S-8, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 10, 1997.
        (4) INCORPORATED BY REFERENCE TO UNITED'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1994.
        (5) INCORPORATED BY REFERENCE TO UNITED'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996.

NYFS11...:\95\78495\0001\6678\FRM3067U.00C