Form 10-Q
period 1997-03-31
UNITED INDUSTRIAL CORP /DE/
filed 1997-05-15
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended             March 31, 1997
                                                   --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from                 to
                                       --------------      ----------------

                         Commission file number #1-4252

                          UNITED INDUSTRIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                          95-2081809
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Identification No.)
 incorporation or organization)


                     18 East 48th Street, New York, NY 10017
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 Not Applicable
--------------------------------------------------------------------------------
         FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT.


        Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,175,543 shares of common stock as of May 1, 1997.

                          UNITED INDUSTRIAL CORPORATION

                                      INDEX



                                                                        Page #
Part I - Financial Information

   Item 1.  Financial Statements

               Consolidated Condensed Balance Sheets - Unaudited
               March 31, 1997 and December 31, 1996                       1

               Consolidated Condensed Statements of Operations -
               Three Months Ended March 31, 1997 and 1996                 2

               Consolidated Condensed Statements of Cash Flows
               Three Months Ended March 31, 1997 and 1996                 3

               Notes to Consolidated Condensed Financial Statements       4


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 5



PART II - Other Information                                               7

                         PART I - FINANCIAL INFORMATION
                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                  MARCH 31             DECEMBER 31
                                                                    1997                  1996
                                                                 ----------           -------------
                                                                (Unaudited)
ASSETS
Current Assets
        Cash & cash equivalents                                   $  6,944              $ 13,427
        Trade receivables                                           36,858                40,134
        Inventories
          Finished goods & work-in-process                          31,252                35,423
          Materials & supplies                                       4,224                 4,084
                                                                  --------              --------
                                                                    35,476                39,507

        Deferred income taxes                                        6,135                 6,131
        Prepaid expenses & other current assets                      1,157                 1,217
                                                                  --------              --------
               Total Current Assets                                 86,570               100,416

Other assets                                                        37,245                38,018

Property & equipment - less allowances
 for depreciation (1997-$91,390; 1996-$89,256)                      41,175                41,534
                                                                  --------              --------
                                                                  $164,990              $179,968
                                                                  --------              --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
        Accounts payable                                          $  8,091              $ 10,135
        Accrued employee compensation & taxes                        8,656                 7,690
        Customer advances                                            4,488                 5,873
        Federal income taxes                                         1,731                   963
        Current portion of long-term debt                              -                  13,750
        Other liabilities                                            8,547                 8,105
        Provision for contract losses                                7,927                 9,166
                                                                  --------              --------
               Total Current Liabilities                            39,440                55,682

Long-term liabilities (less current maturities)                      2,654                 2,654
Deferred income taxes                                                9,803                 9,662
Postretirement benefits other than pensions                         22,025                21,825

Shareholders' Equity
        Common stock $1.00 par value
        Authorized - 15,000,000 shares; outstanding
        12,175,543 and 12,173,743 shares -
        1997 and 1996 (net of shares in treasury)                   14,374                14,374
        Additional capital                                          90,194                90,196
        Retained earnings                                            3,787                 2,876
        Treasury stock, at cost, 2,198,605 at 1997
        and 2,200,405 shares at 1996                               (17,287)              (17,301)
                                                                  --------              --------
                                                                    91,068                90,145
                                                                  --------              --------

                                                                  $164,990              $179,968
                                                                  --------              --------


        See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES



                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                              Three Months Ended March 31
                                            --------------------------------
                                                1997                 1996  *
                                            ------------         -----------
                                                      (Unaudited)

Net sales                                    $ 58,444               $ 54,501

Operating costs & expenses
           Cost of sales                       45,268                 39,990
           Selling & administrative             9,811                 11,663
           Other expense                          371                    193
           Interest expense                       510                    563
           Interest income                       (335)                  (224)
                                             --------               --------

                                               55,625                 52,185
                                             --------               --------

Income before income taxes                      2,819                  2,316
Income taxes                                    1,056                    885
                                             --------               --------


Net income                                   $  1,763               $  1,431
                                             ========               ========


  Net earnings per share                        $ .14                  $ .12
                                                =====                  -----


See accompanying notes

*Restated to conform to
    current year classifications

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                    THREE MONTHS ENDED MARCH 31
                                                                    ---------------------------
                                                                      1997                1996
                                                                    --------            --------
                                                                             (Unaudited)
OPERATING ACTIVITIES
Net income                                                         $  1,763            $  1,431
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                                       2,514               2,057
  Deferred income taxes                                                 137                  32
  (Decrease) increase in contract loss provision                     (1,239)               (514)
  Changes in operating assets and liabilities                         5,346                 711
  Increase in federal income taxes                                      768                 692
                                                                   --------            --------

  NET CASH PROVIDED BY
    OPERATING ACTIVITIES                                              9,289               4,409

INVESTING ACTIVITIES
Decrease in note receivable                                             -                   -
Purchase of property and equipment                                   (1,783)             (1,358)
Decrease (increase) in other assets - net                               413                  37
                                                                   --------            --------

  NET CASH (USED IN) PROVIDED BY
    INVESTING ACTIVITIES                                             (1,370)             (1,321)

FINANCING ACTIVITIES
Increase in long-term liabilities                                       200                  31
Proceeds from borrowings                                                -                 3,000
Payments on long-term debt & borrowings                             (13,750)             (3,000)
Dividends                                                              (852)               (608)
                                                                   --------            --------
  NET CASH USED IN FINANCING ACTIVITIES                             (14,402)               (577)
                                                                   --------            --------

  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (6,483)              2,511

  CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                         13,427              11,915
                                                                   --------            --------

  CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                       $  6,944            $ 14,426
                                                                   ========            ========


See accompanying notes

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


Notes to Consolidated Condensed Financial Statements

March 31, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


NOTE B - DIVIDENDS

A quarterly dividend of $.07 per share is payable May 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

Results of Operations

Three months ended March 31, 1997 compared to three months ended March 31, 1996:

Consolidated net sales increased $3,943,000 or 7.2% to $58,444,000 in 1997, as compared to $54,501,000 in 1996. In the Defense segment, sales increased $2,342,000 or 5.2%. Generally this resulted from a higher volume of contract related work. In the Company's Energy segment, increased prices and volume accounted for its $1,363,000 or 17.8% rise in sales.

Gross margin decreased to 22.5% in the first quarter of 1997 from 26.6% in the first quarter of 1996 primarily due to the Defense segment and partially offset by increases in other segments. A fluctuation in the mix of contracts from "fixed price production" to "cost plus development" in the Defense segment resulted in a 6.9% decrease in the gross margin percentage to 20.2% in the first quarter of 1997 as compared to 27.1% in the like period in 1996. However, the current contract mix includes lower risk programs which offer opportunities for higher margin long-term sole source production awards. The gross margin percentage in the Energy segment increased 9.8% to 37.0% for the three months ended March 31, 1997 from 27.2% in 1996. This growth was generally attributable to an improved pricing structure as well as continued operating efficiencies realized at the Company's foundry operation. Included in the Defense segment's costs in 1996 is a pretax charge of $900,000 related to the reduction of the estimated net realizable value of certain non- contract inventories. At December 31, 1996, the Company estimated that the net realizable value of these inventories was $6,800,000. The Company has agreed to sell approximately 80% of these inventories at an amount in excess of its estimated net realizable value to a customer and anticipates that it will enter into a contract in the near term.

Selling and administrative expenses for the three months ended March 31, 1997 declined $1,852,000 or 15.9% to $9,811,000 from $11,663,000 during the three months ended March 31, 1996. This savings primarily occurred in the Defense segment and was substantially due to facilities consolidation, including headcount reductions, and lower contract procurement costs related to the timing of new program activity. As a percentage of sales, selling and administrative expenses decreased to 16.8% for the first quarter of 1997, as compared to 21.4% for the same period in 1996.

The increase in other expense represented primarily proposal costs during the first quarter of 1997 incurred by Electric Transit, Inc. (ETI), a joint venture between the Company's subsidiary AAI Corporation and the Czech Republic firm, SKODA, associated with an opportunity to produce 250 electric trolley coaches for the City and County of San Francisco. In April 1997, ETI was notified that San Francisco's Public Transportation Department recommended ETI for this award.

Interest income increased due to increased investments.

Net income increased by 23.2% to $1,763,000 or $.14 per share in 1997, as compared to net income of $1,431,000 or $.12 per share in 1996. The improvement was primarily attributable to lower selling and administrative expenses, partially offset by increased cost of sales.

FASB statement No. 128, "Earnings Per Shares," is effective in the fourth quarter of 1997. The impact of this FASB Statement on the calculation of earnings per share is not expected to be material.


Liquidity and Capital Resources

Cash and cash equivalents decreased $6,483,000 from December 31, 1996. This decrease included the payment of $13,750,000 in complete settlement of the Company's long-term loan. Operating activities provided the partially offsetting cash increase. The Company currently has no significant fixed commitment for capital expenditures or for investments. The Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements for the remainder of the calendar year. Its cash requirements consists primarily of its obligations to fund operations, and make interest and principal payments, if necessary. The Company's credit agreement with a bank has been extended to May 18, 1997. There were no borrowings under this agreement at March 31, 1997. The Company has received a commitment letter from the bank for a replacement credit agreement which is in the process of negotiation.


Contingent Matters

Reference is made to Item 3. Legal Proceedings, in the December 31, 1996 Form 10-K which is incorporated herein by reference.

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
                           PART II - Other Information


        ITEM 5 - Other Information

        On May 6, 1997, the Company entered into a non-binding Letter of Intent for the sale of its subsidiary, Neo Products Co.


        ITEM 6 - Exhibits and Reports on Form 8-K

(a)    Exhibits

        10P - Fourth Amendment made as of March 18, 1997 to Agreement dated October 13, 1994 between First Union Commercial Corporation and AAI and AAI subsidiaries, UIC-Del Corporation, Symtron and United Industrial Corporation as guarantors.

        11  -     Computation of Earnings per share


        27  -     Financial Data Schedule


(b) The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           UNITED INDUSTRIAL CORPORATION


Date   May 14, 1997                        By: /s/ James H. Perry
                                              ------------------------------
                                               James H. Perry
                                               Chief Financial Officer
                                               and Treasurer

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


                        INDEX OF EXHIBITS FILED HEREWITH





Exhibit No.


   10P Fourth Amendment made as of March 18, 1997 to Agreement dated October 13, 1994 between First Union Commercial Corporation and AAI and AAI subsidiaries, UIC-Del Corporation, Symtron and United Industrial Corporation as guarantors.


   11      Computation of Earnings Per Share


   27      Financial Data Schedule