Form 10-Q
period 1997-06-30
UNITED INDUSTRIAL CORP /DE/
filed 1997-08-14
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 -------------

                                    FORM 10-Q



(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended      June 30, 1997
                                          --------------------------------------

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from  ------------------ to --------------------

                         Commission file number #1-4252


                          UNITED INDUSTRIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



       DELAWARE                                               95-2081809
--------------------------------------------------------------------------------
(State or other jurisdiction of
 incorporation or organization)                      (I.R.S. Identification No.)



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


      Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,180,943 shares of common stock as of August 1, 1997.

                          UNITED INDUSTRIAL CORPORATION



                                      INDEX
                                      -----





                                                                     Page #
                                                                     ------
Part I - Financial Information

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets - Unaudited
            June 30, 1997 and December 31, 1996                            1

            Consolidated Condensed Statements of Operations -
            Three Months and Six Months Ended
            June 30, 1997 and 1996                                         2

            Consolidated Condensed Statements of Cash Flows
            Six Months Ended June 30, 1997 and 1996                        3

            Notes to Consolidated Condensed Financial Statements           4


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  5



PART II - Other Information                                                7

                               PART I - FINANCIAL INFORMATION
                        UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Dollars in Thousands)


                                                  JUNE 30           DECEMBER 31
                                                   1997                  1996
                                               ------------         ------------
ASSETS                                           (Unaudited)
Current Assets
      Cash & cash equivalents                       $  7,863          $ 13,427
      Trade receivables                               35,127            40,134
      Inventories
        Finished goods & work-in-process              26,529            35,423
        Materials & supplies                           4,174             4,084
                                                    --------          --------
                                                      30,703            39,507
      Deferred income taxes                            6,262             6,131
      Prepaid expenses & other current assets          1,133             1,217
                                                    --------          --------
            Total Current Assets                      81,088           100,416
Other assets                                          37,836            38,018
Property & equipment - less allowances
 for depreciation (1997-$93,360; 1996-$89,256)        40,787            41,534
                                                    --------          --------
                                                    $159,711          $179,968
                                                    ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                              $  6,932          $ 10,135
      Accrued employee compensation & taxes            8,190             7,690
      Customer advances                                3,748             5,873
      Federal income taxes                               638               963
      Current portion of long-term debt                  -              13,750
      Other liabilities                                6,098             8,105
      Provision for contract losses                    7,549             9,166
                                                    --------          --------
            Total Current Liabilities                 33,155            55,682
Long-term liabilities (less current maturities)        2,654             2,654
Deferred income taxes                                  9,753             9,662
Postretirement benefits other than pensions           22,250            21,825

Shareholders' Equity
      Common stock $1.00 par value
      Authorized - 15,000,000 shares; outstanding
      12,178,243 and 12,173,743 shares -
      1997 and 1996 (net of shares in treasury)       14,374            14,374
      Additional capital                              90,186            90,196
      Retained earnings                                4,605             2,876
      Treasury stock, at cost, 2,195,905 at 1997
      and 2,200,405 shares at 1996                   (17,266)          (17,301)
                                                    --------          --------
                                                      91,899            90,145
                                                    --------          --------

                                                    $159,711          $179,968
                                                    ========          ========
      See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES


                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                        Three Months Ended   Six Months Ended
                                             June 30              June 30
                                        ------------------   ----------------
                                                        (Unaudited)

                                       1997      1996*       1997      1996*
                                       ----      -----       ----      -----

Net sales                           $ 55,649    $ 55,265    $114,093  $109,766

Operating costs & expenses
         Cost of sales                41,854      42,050      87,122    82,041
         Selling & administrative     11,549      10,572      21,360    22,234
         Other expense (income)         (359)        (52)         12       141
         Interest expense                 81         652         591     1,215
         Interest income                (143)       (333)       (478)     (557)
                                    --------    --------    --------  --------

                                      52,982      52,889     108,607   105,074
                                    --------    --------    --------  --------

Income before income taxes             2,667       2,376       5,486     4,692
Income taxes                             997         918       2,053     1,803
                                    --------    --------    --------  --------


Net income                          $  1,670    $  1,458    $  3,433  $  2,889
                                    ========    ========    ========  ========


  Net earnings per share               $ .14       $ .12       $ .28     $ .24
                                       =====       =====       =====     =====


See accompanying notes

*Restated to conform to
    current year classifications

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                     SIX MONTHS ENDED JUNE 30
                                                     ---------------------------
                                                              (Unaudited)

                                                          1997          1996
                                                        ---------     --------
OPERATING ACTIVITIES
Net income                                           $  3,434        $  2,889
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                         4,998           4,055
  Deferred income taxes                                   (40)            110
  Federal income tax changes                             (325)            619
  Decrease in contract loss provision                  (1,617)         (3,724)
  Changes in operating assets and liabilities           7,060           2,850
                                                     --------        --------

  NET CASH PROVIDED BY
    OPERATING ACTIVITIES                               13,510           6,799

INVESTING ACTIVITIES
Purchase of property and equipment                     (3,357)         (2,262)
Increase in other assets - net                           (700)           (535)
                                                     --------        --------

    NET CASH (USED IN) INVESTING ACTIVITIES            (4,057)         (2,797)

FINANCING ACTIVITIES
Increase in long-term liabilities                         425             -
Proceeds from borrowings                                  -             7,956
Payments on long-term debt & borrowings               (13,750)         (6,000)
Dividends                                              (1,705)         (1,216)
Proceeds from exercise of stock options                    13             -
                                                     --------        --------
  NET CASH (USED IN) PROVIDED BY
    FINANCING ACTIVITIES                              (15,017)            740
                                                     --------        --------

  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENT      (5,564)          4,742

  CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                           13,427          11,915
                                                     --------        --------

  CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                         $  7,863        $ 16,657
                                                     ========        ========


See accompanying notes

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


Notes to Consolidated Condensed Financial Statements

June 30, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


NOTE B - DIVIDENDS

A quarterly dividend of $.07 per share is payable August 29, 1997.


NOTE C - LEGAL PROCEEDINGS

Reference is made to Item 3. Legal Proceedings in the December 31, 1996 Form 10-K which is incorporated herein by reference.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

Results of Operations
---------------------

During the second quarter ended June 30, 1997, net sales increased to $55,649,000 from $55,265,000 in the second quarter of 1996. For the first six months of 1997, net sales of $114,093,000 were $4,327,000, or 3.9%, higher than net sales of $109,766,000 during the same period in 1996. Although net sales in the Defense segment decreased $2,267,000, or 4.9%, during the second quarter, this decline was generally due to the timing of contract awards. In addition, while the Defense segment's net sales increased less than 1% during the six-month period in 1997, the 1996 period included nearly $3,000,000 in sales related to a program to upgrade the visual system of an SH-60 helicopter simulator that had no recurring sales in 1997. In the Company's Energy segment, higher prices and volumes have produced net sales increases of $2,243,000, or 30.3%, and $3,606,000, or 23.9%, in the current year's three and six month periods, respectively, as compared to the like periods in 1996.

Gross profit percentages increased .9% to 24.8% during the 1997 second quarter and decreased 1.6% to 23.6% during the six-month period in 1997, as compared to the like periods in 1996. In the Defense segment, gross profit percentages slipped .9% and 3.9% during the second quarter and year-to-date periods, respectively, as compared to the prior year. These decreases in the Defense segment generally resulted from a fluctuation in the mix of contracts from "fixed price production" to "cost plus development." However, the current contract mix includes lower financial risk programs that offer opportunities for follow-on higher-margin, long-term, sole source production awards. The gross profit in the Energy segment increased 9.2% to 37% for the three months ended June 30, 1997, compared to the 1996 second quarter, and 9.5% to 37% for the six-month period in 1997, compared to the like period in 1996. This growth was generally attributable to an improved pricing structure as well as continued operating efficiencies.

Selling and administrative expenses for the three months ended June 30, 1997 were $11,549,000, which was 9.2% greater than in the like period in 1996. During the six-month period in 1997, selling and administrative expenses decreased $874,000, or 3.9%, compared to the same period in 1996. The increase in the second quarter of 1997 was due to greater marketing and contract procurement costs in the Defense segment. These higher costs were partially offset, in the six-month period, by lower marketing and contract procurement costs in the first quarter of 1997, due to the timing of new program activity. Also, additional savings were generated in the Defense segment in the first quarter of 1997 from facilities consolidation and headcount reductions, which more than offset the added costs in the second quarter. As a percentage of sales, selling and administrative expenses increased 1.6% to 20.8% and decreased 1.5% to 18.7% for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996.

Net income increased 14.5% and 18.8% for the three and six month periods ending June 30, 1997, respectively, primarily due to reduced interest expense resulting from decreased borrowings. Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings Per Share," is effective in the fourth quarter of 1997. The impact of this FASB Statement on the calculation of earnings per share is not expected to be material.




Liquidity and Capital Resources
-------------------------------

Cash flows from operations were $13,510,000 for the six-month period ended June 30, 1997, as compared to $6,799,000 for the same period in the prior year. The change was principally attributable to changes in operating assets and liabilities. Funds from operations were sufficient for dividends and capital expenditures. The Company currently has no significant fixed commitments for capital expenditures or for investments. Its capital requirements consist primarily of its obligation to fund operations and principal and interest payments on indebtedness. The Company expects that available cash and existing lines of credit will be sufficient to finance operations through December 31, 1997. On June 11, 1997, the Company and its subsidiaries entered into a Revolving Line of Credit Agreement, Term Loan Agreement and Security Agreement, ("Agreement") (amending and restating Credit Agreement, dated as of October 13,
1994) with an institutional lender. In July 1997, the Company signed a $6,250,000 term note, under the Agreement, at LIBOR plus a fluctuating margin. The principal is payable in sixty consecutive monthly installments. The amount available under the Revolving Line of the Credit Agreement is $17,500,000 with various interest rate options, and is reduced by the Letter of Credit obligations, which may not exceed $12,500,000. The Agreement provides for restrictive covenants among which are debt service coverage ratio, quick ratio, service debt ratio and a tangible net worth requirement, all as defined. All assets now owned or hereafter acquired by the Company and its subsidiaries are pledged as collateral under the Agreement. At June 30, 1997, there were no borrowings under the Agreement.

Contingent Matters
------------------

Reference is made to Item 3. Legal Proceedings, in the December 31, 1996 Form 10-K which is incorporated herein by reference.

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
                           PART II - Other Information


      ITEM 4 - Submission of Matters to a Vote of Security Holders

                 (a) The Annual Meeting of Stockholders of the Registrant was held on May 13, 1997.

                 (b) Harold S. Gelb and Susan Fein Zawel were elected directors at the meeting, for terms ending in 2000. The incumbent directors whose terms of office continued after the meeting are Edward C. Aldridge, Jr., Howard M. Bloch, Richard R. Erkeneff and E. Donald Shapiro.

                 (c)  Voting for the election of directors of the Registrant:

                                                          WITHHELD(including
                                                  FOR     broker non-votes)
                                                  ---     ------------------
                      Harold S. Gelb          9,998,259        1,326,416
                      Susan Fein Zawel       10,025,918        1,285,357

                      Other Matters:

                      11,042,063 shares were voted in favor of the proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Registrant for 1997 with 217,723 shares voted against, 54,989 abstentions and no broker non-votes. 9,833,531 shares were voted in favor of the 1996 Stock Option Plan for Non-employee Directors with 1,338,555 shares voted against, 145,889 abstentions and no broker non-votes. 4,393,457 shares were voted in favor of the stockholder proposal concerning elimination of a classified Board of Directors with 4,872,649 voted against, 214,611 abstentions and 1,834,058 broker non-votes. 1,984,708 shares were voted in favor of a stockholder proposal for the engagement of an investment banker with 7,300,631 voted against, 194,452 abstentions and 1,834,984 broker non- votes. Accordingly, neither stockholder proposal was approved. Reference is made to the Registrant's Proxy Statement dated March 27, 1997 for its 1997 Annual Meeting for additional information concerning the matters voted on at the meeting.

      ITEM 5 - Other Information

                 On May 6, 1997, the Company entered into a non-binding Letter of Intent for the sale of its subsidiary Neo Products Co.

      ITEM 6 - Exhibits and Reports on Form 8-K

                 (a)   Exhibits

                       10(q) - Revolving Line of Credit Loan Agreement, Term Loan Agreement and Security Agreement dated as of June 11, 1997 (amending and restating Credit Agreement dated as of October 13, 1994) and related documents.

                       11  -  Computation of Earnings per share


                       27  -  Financial Data Schedule


                 (b) The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            UNITED INDUSTRIAL CORPORATION



Date August 14, 1997                        By: /s/ James H. Perry
     ----------------                          -------------------
                                                James H. Perry
                                                Chief Financial Officer
                                                and Treasurer

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


                        INDEX OF EXHIBITS FILED HEREWITH




Exhibit No.
----------


   10(q)         Revolving Line of Credit Loan Agreement,
                 Term Loan Agreement and Security Agreement dated as of June 11, 1997 (amending and restating Credit Agreement dated as of October
                 13, 1994) and related dcouments.


   11            Computation of Earnings Per Share


   27            Financial Data Schedule