Form 10-Q
period 1997-09-30
UNITED INDUSTRIAL CORP /DE/
filed 1997-11-13
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                               ------------------


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from       to

                         Commission file number #1-4252
                                                -------

                          UNITED INDUSTRIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                             95-2081809
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Identification No.)
 incorporaation or organization)



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


Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,218,643 shares of common stock as of November 1, 1997.

                          UNITED INDUSTRIAL CORPORATION



                                      INDEX
                                      -----



                                                                         Page #
                                                                         ------
Part I - Financial Information

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets - Unaudited
            September 30, 1997 and December 31, 1996                        1

            Consolidated Condensed Statements of Operations -
            Three Months and Nine Months Ended
            September 30, 1997 and 1996                                     2

            Consolidated Condensed Statements of Cash Flows
            Nine Months Ended September 30, 1997 and 1996                   3

            Notes to Consolidated Condensed Financial Statements            4


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   5



PART II - Other Information                                                 7

                         PART I - FINANCIAL INFORMATION
                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                             SEPTEMBER 30      DECEMBER 31
                                                                 1997              1996
                                                             ------------      -----------
ASSETS                                                        (Unaudited)
------
Current Assets
      Cash & cash equivalents                                 $  16,588          $ 13,427
      Trade receivables                                          26,617            40,134
      Inventories
        Finished goods & work-in-process                         30,013            35,423
        Materials & supplies                                      3,024             4,084
                                                               --------          --------
                                                                 33,037            39,507

      Deferred income taxes                                       6,303             6,131
      Prepaid expenses & other current assets                    20,440             1,217
                                                               --------          --------
            Total Current Assets                                102,985           100,416

Other assets                                                     40,414            38,018

Property & equipment - less allowances
 for depreciation (1997-$91,996; 1996-$89,256)                   38,094            41,534
                                                               --------          --------
                                                               $181,493          $179,968
                                                               ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities
-------------------
      Accounts payable                                         $  5,617          $ 10,135
      Accrued employee compensation & taxes                       8,414             7,690
      Customer advances                                           2,344             5,873
      Federal income taxes                                        4,114               963
      Current portion of long-term debt                           1,250            13,750
      Other liabilities                                          14,759             8,105
      Provision for contract losses                               4,882             9,166
                                                               --------          --------
            Total Current Liabilities                            41,380            55,682

Long-term liabilities (less current maturities)                   9,821             2,654
Deferred income taxes                                             9,711             9,662
Postretirement benefits other than pensions                      22,465            21,825

Shareholders' Equity
--------------------
      Common stock $1.00 par value
      Authorized - 15,000,000 shares; outstanding
      12,218,643 and 12,173,743 shares -
      1997 and 1996 (net of shares in treasury)                  14,374            14,374
      Additional capital                                         89,994            90,196
      Retained earnings                                          10,430             2,876
      Treasury stock, at cost, 2,155,505 at 1997
      and 2,200,405 shares at 1996                              (16,682)          (17,301)
                                                               --------          --------
                                                                 98,116            90,145
                                                               --------          --------

                                                               $181,493          $179,968
                                                               ========          ========

                             See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES


                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                               Three Months Ended           Nine Months Ended
                                                   September 30                September 30
                                               -------------------          ---------------
                                                                  (Unaudited)
                                               1997        1996           1997        1996
                                               ----        ----           ----        ----
Net sales                                   $ 52,089      $ 54,159       $166,182    $163,925

Operating costs & expenses
         Cost of sales                        39,837        44,810        126,959     126,851
         Selling & administrative              8,562         8,623         29,922      30,857
         Other expense - net                     356           331            368         472
         Interest expense                        238           523            829       1,738
         Interest income                        (341)         (348)          (819)       (905)
         Gain on sale of assets              (13,323)         -           (13,323)       -
                                            --------      --------       --------    --------

                                              35,329        53,939        143,936     159,013
                                            --------      --------       --------    --------

Income before income taxes                    16,760           220         22,246       4,912
Income taxes                                  10,082            57         12,135       1,860
                                            --------      --------       --------    --------


Net income                                  $  6,678      $    163       $ 10,111    $  3,052
                                            ========      ========       ========    ========


  Net earnings per share                       $ .54         $ .01          $ .82       $ .25
                                               =====         =====          =====       =====

                             See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                              NINE MONTHS ENDED SEPTEMBER 30
                                                                        (Unaudited)
                                                                1997                1996
                                                              --------            --------
OPERATING ACTIVITIES
Net income                                                    $ 10,111            $  3,052
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                                  7,293               6,078
  Increase in federal income taxes                               3,151                (736)
  Deferred income taxes                                           (134)                304
  Gain on sale of assets                                       (13,323)                -
  Decrease in contract loss provision                           (4,284)             (1,451)
  Changes in operating assets and liabilities                   15,075               7,229
                                                              --------            --------

  NET CASH PROVIDED
    BY OPERATING ACTIVITIES                                     17,889              14,476

INVESTING ACTIVITIES
Proceeds from sale of assets                                       696                 -
Purchase of property and equipment                              (3,964)             (4,097)
Increase in other assets - net                                  (3,976)             (2,046)
                                                              --------            --------

    NET CASH PROVIDED BY
      (USED IN) INVESTING ACTIVITIES                            (7,244)             (6,143)

FINANCING ACTIVITIES
Increase (decrease) in long-term liabilities                     2,375              (1,875)
Proceeds from borrowings                                         6,250               9,000
Payments on long-term debt & borrowings                        (13,958)            (15,250)
Dividends                                                       (2,557)             (1,825)
Proceeds from exercise of stock options                            406                   8
                                                              --------            --------

  NET CASH USED IN FINANCING ACTIVITIES                         (7,484)             (9,942)
                                                              --------            --------

  INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                         3,161              (1,609)

  CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                    13,427              11,915
                                                              --------            --------

  CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                  $ 16,588            $ 10,306
                                                              ========            ========

                             See accompanying notes

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


Notes to Consolidated Condensed Financial Statements

September 30, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


NOTE B - DIVIDENDS

A quarterly dividend of $.08 per share is payable November 28,1997.


NOTE C - LEGAL PROCEEDINGS

Reference is made to Item 3. Legal Proceedings in the December 31, 1996 Form 10-K which is incorporated herein by reference.

NOTE D - SALE OF ASSETS

In the third quarter of 1997, the Company sold the assets of its Neo Products Company subsidiary (the Plastics business) and the capital stock of its AAI Systems Management, Inc. subsidiary (the Weather Systems business) for a net after tax gain of $8,549,000 or $.69 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

Results of Operations

Net sales increased $2,257,000 or 1.4% to $166,182,000 for the nine months of 1997 compared to the same period last year. However, excluding United Industrial Corporation's (the "Company") Weather Systems and Plastics Businesses ("Disposed Businesses") which were sold during the third quarter of 1997, net sales increased $3,948,000 or 3.0% to $136,344,000. The Energy segment experienced increased sales of $6,272,000 or 29%, due to new installations of stoker equipment. While this increase was partially offset by a $2,324,000 decrease in the Defense segment, this segment's results in 1996 included nearly $3,000,000 in sales related to a program to upgrade the visual system of an SH-60 helicopter simulator which was completed in 1996. Net sales decreased $2,070,000 or 3.8% in the three month period compared to the same period last year. Aside from the Company's Disposed Businesses, net sales during the third quarter of 1997 increased $1,814,000 or 4.3% over the same period in 1996. In the three month period sales increased $2,666,000 or 40.8% in the Energy segment which were offset by decreased sales in the Defense segment. The reductions in sales in the Defense segment was due generally to the timing of contract awards.

The gross profit percentage increased 1% to 23.6% (.5% increase to 24.4% excluding the Disposed Businesses) for the nine months 1997 compared to the same period last year. The gross profit percentages increased in the Energy segment and decreased in the Defense segment. The growth in the Energy segment was generally attributable to an improved pricing structure as well as continued operating efficiencies. The decreases in the Defense segment generally resulted from a fluctuation in the mix of contracts from a "fixed price production" to "cost plus development." However, the current contract mix includes lower financial risk programs that offer opportunities for follow-on higher-margin, long-term, sole source production awards. For the three months ended September 30, 1997 the gross profit percentage increased 6.3% to 23.5% (6.6% increase to 24% without the Disposed Businesses) compared to the same period last year. The prior year's three month period gross profit was decreased by a $2.2 million pretax charge regarding the SH-60 helicopter program.

Selling and administrative expenses as a percentage of net sales were 18.0% and 16.4% (19.6% and 17.4%, excluding the Disposed Businesses) for the nine and three month periods, respectively, ended September 30, 1997. Selling and administrative expenses were reduced $935,000 and $61,000 (reduced $820,000 and increased $15,000, excluding the Disposed Businesses) for the nine and three month periods, respectively, in 1997 compared to the same periods last year.

The Company earned net income of $10,111,000 or $.82 per share and $6,678,000 or $.54 per share for the nine month and three month periods, respectively, in 1997. Both periods include the net after tax gain on the sale of assets of Neo Products Company and the capital stock of AAI Systems Management of $8,549,000 or $.69 per share and a reserve for potential liabilities relating to prior year tax examinations. Financial Accounting Standards Board (FASB) Statement No. 128 "Earnings Per Share," is effective in the fourth quarter of 1997. The impact of this FASB Statement in the calculation of earnings per share is not expected to be material.

In August 1997, the Company sold substantially all the operating assets of Neo Products Company, its Plastics Business. In September 1997, the Company sold all of the capital stock of AAI Systems Management, Inc., its Weather Systems Business. The net sales of Neo Products Company for the eight month periods in 1997 and 1996 were $4,605,000 and $3,707,000, respectively, and its net losses were $83,000 and $3,000 during the like periods, respectively. The Company's Weather Systems business posted net sales of $25,233,000 and $27,262,000 during the first nine months of 1997 and 1996, respectively. In addition, its net income during the like periods was $1,707,000 and $1,302,000, respectively. Reference is made to the Company's Current Reports on Form 8-K filed on September 3, 1997 and October 17, 1997.

Liquidity and Capital Resources

Cash increased $3,161,000 for the nine months of 1997 compared to a decrease of $1,609,000 for the nine months of 1996. Cash provided by operations was $17,889,000 for the nine-month period ended September 30, 1997, as compared to cash provided by operations of $14,476,000 for the same period in the prior year. In October 1997 the Company received $18,500,000 in cash for the receivable from the sale of the Weather Systems Business. Funds from operations were sufficient for dividends and capital expenditures. The Company currently has no significant fixed commitments for capital expenditures or for investments. Its capital requirements consist primarily of its obligation to fund operations and principal and interest payments on indebtedness. The Company expects that available cash and existing lines of credit will be sufficient to finance operations through December 31, 1997. On June 11, 1997, the Company and its subsidiaries entered into a Revolving Line of Credit Agreement, Term Loan Agreement and Security Agreement, ("Agreement") (amending and restating Credit Agreement, dated as of October 13, 1994) with an institutional lender. In July 1997, the Company borrowed $6,250,000 under the Agreement, at LIBOR plus a fluctuating margin. The principal is payable in sixty consecutive monthly installments. The amount available under the Revolving Line of the Credit Agreement is $17,500,000 with various interest rate options, and is reduced by the Letter of Credit obligations, which may not exceed $12,500,000. The Agreement provides for restrictive covenants among which are debt service coverage ratio, quick ratio, service debt ratio and a tangible net worth requirement, all as defined. All assets now owned or hereafter acquired by the Company and its subsidiaries are pledged as collateral under the Agreement. At September 30, 1997, there were $6,042,000 of borrowings under the Agreement.

Contingent Matters

Reference is made to Item 3. Legal Proceedings, in the December 31, 1996 Form 10-K which is incorporated herein by reference.

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
                           PART II - Other Information



      ITEM 2 - Changes in Securities and Use of Proceeds

                 (c) Pursuant to an Asset Acquisition Agreement and Plan of Reorganization (the "Agreement") dated as of August 13, 1997 by and between the Company and Fein Investing Properties, Inc. ("FIP"), on August 18, 1997 the Company issued 530,444 shares of the Company's common stock, par value $1.00 per share ("Common Stock"), to FIP in exchange for 565,444 shares of Common Stock owned by FIP that were transferred and assigned by it to the Company. The exchange ratio resulted in the Company reacquiring some of its shares at a below-market price.

                 The issuance of shares to FIP was exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 3(a)(9) of the Act. Section 3(a)(9) exempts from registration securities issued by the Company to an existing stockholder where no other remuneration was paid for soliciting such exchange. Pursuant to the Agreement, the Company issued shares of Common Stock in exchange for shares of Common Stock held by an existing stockholder of the Company, and no remuneration was paid for soliciting such exchange.

                 FIP is a New York corporation wholly-owned by the children, certain grandchildren and a son-in-law of Bernard Fein, Chairman Emeritus of the Company, including Susan Fein Zawel, an officer and director of the Company.


      ITEM 6 - Exhibits and Reports on Form 8-K

                 (a)   Exhibits

                       11  -  Computation of Earnings per share


                       27  -  Financial Data Schedule


                 (b)   Reports on Form 8-K

                       1.  Relating to the sale of assets of
                       Neo Products Company - filed on
                       September 3, 1997.

                       2.  Relating to the sale of the
                       Weather Systems Business - filed on October 17, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              UNITED INDUSTRIAL CORPORATION

Date November 13, 1997                        By: /s/ James H. Perry
                                                 ------------------------------
                                                  James H. Perry
                                                  Chief Financial Officer
                                                  and Treasurer

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


                        INDEX OF EXHIBITS FILED HEREWITH



Exhibit No.
-----------


   11            Computation of Earnings Per Share

   27            Financial Data Schedule