Form 10-K405
period 1997-12-31
UNITED INDUSTRIAL CORP /DE/
filed 1998-03-31
CIK 101271

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K



[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997.

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 1-4252


                          UNITED INDUSTRIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                                       95-2081809
--------------------------------------------------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)


                              570 LEXINGTON AVENUE
                            NEW YORK, NEW YORK 10022
                                 (212) 752-8787
--------------------------------------------------------------------------------
               (Address, Including Zip Code, and Telephone Number,
        Including Area Code, of Registrant's Principal Executive Offices)

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



                            [Cover page 1 of 2 pages]


NYFS11...:\95\78495\0001\1708\FRM3208N.37B

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 24, 1998, computed by reference to the closing sale price of the registrant's Common Stock on the New York Stock Exchange on such date: $137,246,395.

On March 24, 1998, the registrant had outstanding 12,257,759 shares of Common Stock, par value $1.00 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Certain portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Parts I and II of this report.

2. Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on May 12, 1998 are incorporated by reference into Part III of this report.






                           [Cover page 2 of 2 pages]

                                     PART I

ITEM  1.  BUSINESS

United Industrial Corporation ("United" or the "Company") was incorporated under the laws of the State of Delaware on September 14, 1959 under the name Topp Industries Corporation. On December 31, 1959, the name of the corporation was changed to United Industrial Corporation.

At December 31, 1997, the operations of United consist of two principal industry segments: defense and energy systems, conducted through three wholly-owned subsidiaries. Through September 1997, the Company also operated a plastics segment operated through a wholly owned subsidiary of which substantially all of the operating assets were sold during 1997 (see Recent Developments below).

Forward Looking Information
---------------------------

This Annual Report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following: the Company's successful execution of internal performance plans; performance issues with key suppliers, subcontractors and business partners; legal proceedings; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development, commercialization and technological difficulties; capacity and supply constraints or difficulties; legislative or regulatory actions impacting the Company's energy segment and transportation business; changing priorities or reductions in the U.S. government defense budget; contract continuation and future contract awards; and U.S. and international military budget constraints and determinations.

Recent Developments
-------------------

On August 28, 1997, the Company consummated the sale of substantially all of the assets, subject to liabilities, of its Neo Products Co. ("Neo") subsidiary to a group of private investors. The purchase price was approximately $587,000 in cash, $853,000 in notes and a contingent price based on Neo's earnings over the next five years. Excluded from the sale was Neo's cash and a portion of its real estate. Neo was engaged in the plastic products business.

On October 3, 1997, the Company completed the sale of all of the capital stock of AAI Systems Management, Inc. ("SMI"), an indirect wholly-owned subsidiary of the Company, to All Weather, Inc. (the "Purchaser"), a holding company formed by Ridge Capital, Northstar Capital and the management team of SMI. SMI was directly owned by the Company's AAI Corporation subsidiary. The purchase price was $18.5 million in cash and a five-year subordinated note in the principal amount of $2.375 million. SMI was primarily engaged in the automated weather and environmental reporting systems business.

Defense
-------

AAI Corporation

AAI Corporation ("AAI") is engaged in engineering, development and manufacture in the following major areas: (1) training and simulation systems; (2) automatic test equipment for electronic systems and components; (3) unmanned air vehicle systems; (4) ordnance systems; (5) mechanical support systems for industrial, military, and marine applications; and (6) transportation systems. Since its inception, AAI's business has been primarily in support of the U.S. Department of Defense ("DOD"). Since 1990, the Company has emphasized diversification into other markets to reduce its dependence on the DOD. The United States defense budget has been significantly reduced in recent years and this trend is expected to continue. In 1997 approximately 57% of the sales volume of AAI consisted of research, development and production of military items under domestic defense contracts compared to 62% in 1996. Certain of the contracts currently being worked on by AAI involve testing systems for U.S. Navy aircraft, training equipment for the U.S. Air Force and U.S. Navy, and weapons handling systems for the U.S. Army. International defense contracts accounted for 15% of sales in 1997 as compared to 10% in 1996. These contracts generally related to unmanned air vehicle systems and weapon training systems for foreign governments. The balance of AAI's business consists of work performed in the non-defense markets. These areas include hydraulic test equipment and transportation equipment.

Because of the variety of its activities, it is not possible to state precisely the competitive position of AAI with respect to each of its product lines. In the area of training and simulation systems, AAI is one of approximately ten leading organizations developing equipment for the U.S. Government. AAI's ability to obtain orders for training and simulation systems is dependent principally on the ability, expertise and training of its employees and the level of funding by the DOD and foreign military users. A number of large and small companies produce automatic test equipment that compete with AAI for market share. In the area of weapons and munitions, AAI ranks among approximately ten leading companies engaged in development work. However, AAI's production activity in this field is less significant. AAI began development in the Unmanned Air Vehicle ("UAV") business in 1986. The Company produces the highly successful Pioneer Unmanned Air Vehicle employed by the United States during Operation Desert Storm, and in conflicts in Somalia and Bosnia. In addition, AAI has other UAV systems and products which it markets internationally. AAI is one of several large and small competitors in this field.

AAI's administrative offices and its principal manufacturing and engineering facilities are located in Hunt Valley, Maryland.

Symtron Systems, Inc.

Symtron Systems, Inc. ("Symtron") is a world leader in the development and sale of advanced, computer controlled, gas fueled, live fire, firefighter training systems for public and private industry. Symtron started development of its computer controlled, live fire, firefighter training systems under an initial contract with the U.S. Army in 1978. It was purchased by United in 1994. Contingent purchase price amounts are payable if certain pretax profits, as defined in the purchase agreement, are earned for each of the years in the five year period ending December 31, 1998. Included in general and administrative expenses in 1997 and 1996 are such contingent payments totaling $680,000 and 254,000, respectively. Furthermore, in 1995 the Company recorded a $1,000,000 contingent payment based on profits on contracts existing at the acquisition date and the net worth of Symtron at specified dates which was likewise classified as general and administrative expense. Symtron's 1997 sales consisted of production primarily for commercial customers. The main office and plant of Symtron are located in Fair Lawn, New Jersey. The recent withdrawal of Symtron's principal direct competitor from the marketplace as a result of Symtron's successful defense of its intellectual property rights, has fortified its position in that marketplace. In the international markets, Symtron is faced with significant competition from several small firms.

Energy Systems
--------------

Detroit Stoker Company

Detroit Stoker Company ("Detroit Stoker") is engaged in the design, manufacture and sale of industrial stokers, gas/oil burners, municipal solid waste combustion systems for waste to energy plants, rotary seal feeders for the metering of fuel to fluidized bed combustors and handling of granular materials, replacement parts, construction services and aftermarket services. Its products are used for the generation of process steam and electric power in a wide range of industrial and municipal applications. Principal customers include pulp and paper mills, public utilities, independent power producers (non-utility generators), industrial manufacturing plants, universities and sugar mills. Its waste to energy technology is used extensively in both public and private plants which generate steam and power from municipal waste. Its solid fuel combustion technologies are particularly well suited to the burning of biomass fuels. The primary raw materials used by Detroit Stoker are iron and steel which are available from many sources. The main office and plant of Detroit Stoker are located in Monroe, Michigan.

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

Midwest Metallurgical Laboratory, Inc. ("Midwest"), a subsidiary of Detroit Stoker, is a foundry engaged in the manufacture of grey and ductile iron, stainless steel and special alloy iron castings. The majority of the sales of Midwest are to Detroit Stoker. Midwest's plant and offices are located in Marshall, Michigan.

For additional information concerning United's subsidiaries reference is made to information set forth in the Letter to Shareholders contained in United's 1997 Annual Report to Shareholders (the "Annual Report"), which letter is incorporated herein by reference.

General
-------

Employees

As of March 1, 1998 United and its subsidiaries had approximately 1,800 employees. Approximately 150 of these employees are represented by several unions under contracts expiring between July 2000 and January 2001. United considers its employee relationships to be satisfactory.

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

Research and Development

During 1997, 1996 and 1995 the subsidiaries of United (exclusive of AAI) expended approximately $144,000, $639,000 and $194,000, respectively, on the development of new products and the improvement of existing products. All of the programs and the funds to support such programs are sponsored by the subsidiary involved. In addition to the above amount, AAI is engaged in research and development primarily for the U.S. Government.

Backlog

The backlog of orders by industry segment at December 31, 1997 and 1996 was as follows:

                                     1997                   1996
                                     ----                   ----

Defense                         $179,200,000           $150,888,000
Energy Systems                     9,016,000              6,871,000
Plastic Products                         -0-                941,000

The increase in backlog for the defense segment was generally due to a new contract to support the delivery of 250 electric trolley buses to the City and County of San Francisco partially offset by a decrease related to the sale of SMI (see Recent Developments above). The increase in backlog for energy systems was due to the increased level of new contracts being awarded.

Except for approximately $55,000,000, substantially all of the backlog orders at December 31, 1997 are expected to be filled in 1998. The Company exited the plastic products business during 1997 (see Recent Developments above).

Government Contracts

No single customer other than the U.S. Government, principally the Department of Defense, accounted for 10% or more of net sales during the year. Sales to the U.S. Government normally carry a lesser margin of profit than commercial sales and may be subject to price redetermination under certain circumstances. Contracts for such sales can be terminated for the convenience of the U.S. Government.

Financial Information Relating to Industry Segments

For financial information with respect to industry segments of United, reference is made to the information set forth in Note 13 of the Notes to Financial Statements included in Item 8 of this Report, which Note is incorporated herein by reference.

Foreign Operations and Export Sales

United and its subsidiaries have no significant foreign operations. During 1997 and 1996 export sales by United and its subsidiaries amounted to approximately $40,322,000 and $26,491,000, respectively. Export sales in 1995 amounted to less than 10% of net sales.

ITEM 2.  PROPERTIES

On or about April 27, 1998, upon termination of its current lease, United will relocate its executive and administrative offices from 18 East 48th Street, New York, N.Y., to leased premises at 570 Lexington Avenue, New York, N.Y., which lease expires in August 2008. The following is a tabulation of the principal properties owned or leased by United's subsidiaries as at March 25, 1998.

                                                                          Approximate Area            Owned
Location                           Principal Use                           in Square Feet           or Leased
--------                           -------------                           --------------           ---------
1510 East First Street             Machine shop, steel fabrication,        194,910 floor space      Owned in fee
Monroe, MI                         engineering and sales facilities of     on 14.4 acres of
                                   Detroit Stoker                          land (East Building)

1426 East First Street             Assembly, shipping and administrative   101,000 floor space      Owned in fee
Monroe, MI                         facilities of Detroit Stoker            on 2.2 acres of land
                                                                           (West Building)

15290 Fifteen Mile Road            Foundry,                                59,386 floor space       Owned in fee
Marshall, MI                       Midwest Metallurgical                   on 28.4 acres of land

Industry Lane                      Manufacturing, engineering              740,208 floor space      Owned in fee
Cockeysville, MD                   and administrative                      on 87 acres of land
                                   facilities of AAI

1701 Pollitt Drive                 Administrative, engineering and         30,000                   Leased to June 30, 2001
Fair Lawn, NJ                      manufacturing facilities
                                   of Symtron

1505 East Warner Avenue            Manufacturing, engineering and          103,200                  Leased to Sept. 30, 1999
Santa Ana, CA                      administrative facilities
                                   of ACL Technologies

1035 Semoran Boulevard             Sublet                                  900                      Leased to April 30, 1999
Winter Park, FL


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

On February 11, 1992 a complaint was filed against the Company and ten other named and ten unnamed entities in the Maricopa County Superior Court of Arizona by seven individuals seeking to represent a class. A class in excess of 10,000 was originally alleged. The plaintiffs have amended their complaint to separate the larger property damage and medical monitoring classes into smaller subclasses based on geographic location and alleged exposure to solvents. In the process of amendment, the overall sizes of the respective classes have been significantly reduced. This suit alleges that the members of the class have been exposed to contaminated groundwater in the Phoenix/Scottsdale, Arizona area and suffer increased risk of disease and other physical effects. They also assert property damages under various theories; seek to have certain scientific studies performed concerning health risks, preventative measures and long-term effects; and seek incidental and consequential damages, punitive damages, and an injunction against actions causing further exposures. The property and medical classes have been certified. The Company has joined with the other defendants and appealed the class certification issue to the Arizona Supreme Court. The Company intends to vigorously contest these actions and believes that the resolution of these actions will not be material to the Company.

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

Detroit Stoker was notified in March 1992 by the Michigan Department of Natural Resources ("MDNR") that it is a potentially responsible party in connection with the clean-up of a former industrial landfill located in Port of Monroe, Michigan. MDNR is treating the Port of Monroe landfill site as a contaminated facility within the meaning of the Michigan Environmental Response Act ("MERA"). Under MERA, if a release or a potential release of a discarded hazardous substance is or may be injurious to the environment or to the public health, safety, or welfare, MDNR is empowered to undertake or compel investigation and response activities in order to alleviate any contamination threat. Detroit Stoker intends to aggressively defend these claims. At this time, no estimate can be made as to the amount or range of potential loss, if any, to Detroit Stoker with respect to this action.

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

                                                                                                      Age at
       Name                              Position, Office                                       December 31, 1997
       ----                              ----------------                                       -----------------
Richard R. Erkeneff*             --  President of the Company (since October 1995) and AAI              62
                                     (since November 1993); Senior Vice President of the
                                     Aerospace Group at McDonnell Douglas Corporation, an
                                     aerospace firm (October 1992 to November 1993).
Robert Worthing                  --  Vice President and General Counsel of the Company (since           52
                                     July, 1995); General Counsel of AAI (since April, 1992).
Susan Fein Zawel*                --  Vice President, Corporate Communications and Associate             43
                                     General Counsel (since June 1995), Secretary (since May
                                     1994) and Counsel (1992 to 1995) of the Company.
James H. Perry                   --  Chief Financial Officer (since October, 1995) and                  36
                                     Treasurer (since December 1994) of the Company; and
                                     Senior Manager
                                     (October 1992 to November 1994) at Ernst &
                                     Young LLP, an accounting firm.


--------------------
* Member of the Company's Board of Directors

                                     PART II
                                     -------


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Reference is made to the information set forth in Note 15 of the Notes to Financial Statements included in Item 8 of this Report concerning dividends, stock prices, stock listing and number of record holders, which information is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

Reference is made to the information set forth in the sections entitled "Five-Year Financial Data" on page 46 of the Annual Report, which section is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 23 of the Annual Report, which section is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors and consolidated financial statements included on pages 27 through 45 of the Annual Report are incorporated herein by reference.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of United to be held on May 12, 1998 (the "Proxy Statement"), which section (other than the Compensation Committee Report and Performance Graph) is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

     (3)            Exhibits:

     (3)(a)-        Restated Certificate of Incorporation of United (1).

     (3)(b)-        Amended and Restated By-Laws of United (2).

     (10)(a)- United Industrial Corporation 1994 Stock Option Plan, as amended (3).

     (10)(b)- United Industrial Corporation 1996 Stock Option Plan for Nonemployee Directors (4).

     (10)(c)- Purchase Agreement, dated January 18, 1994, between United and Symtron Systems, Inc. (1).

     (10)(d)- Revolving Line of Credit Loan Agreement, Term Loan Agreement and Security Agreement dated as of June 11, 1997 (amending and restating Credit Agreement dated as of October 13, 1994) by and among First Union Commercial Corporation and the Company, AAI Corporation, AAI Engineering Support, Inc., AAI Systems Management, Inc., AAI/ACL Technologies, Inc., Detroit Stoker Company, Midwest Metallurgical Laboratory, Inc., Neo Products Co., Symtron Systems, Inc., UIC-Del. Corporation and AAI MICROFLITE Simulation International Corporation (5).

     (10)(e)- Pledge and Security Agreement dated as of October 13, 1994 by AAI in favor of the Agent (6).

     (10)(f)- Pledge and Security Agreement dated as of October 13, 1994 by the Company in favor of the Agent (6).

     (10)(g)- Security Agreement dated as of October 13, 1994 between AAI and the Agent (6).

     (10)(h)- Security Agreement dated as of October 13, 1994 between each subsidiary of AAI, certain subsidiaries of the Company and the Agent (6).

     (10)(i)- Guaranty dated as of October 13, 1994 by the Company and certain of its subsidiaries and by each subsidiary of AAI in favor of the Agent (6).

     (10)(j)- Employment Agreement dated March 26, 1996, between United and Richard R. Erkeneff (2).

     (10)(k)- Employment Agreement, dated January 8, 1996, between United and Susan Fein Zawel (2).

     (10)(l)- Employment Agreement, dated February 9, 1996, between United and James H. Perry (the "Perry Employment Agreement") (2).

     (10)(m)- Amendment dated as of September 29, 1996, between United and James H. Perry to the Perry Employment Agreement (7).

     (10)(n)- Stock Purchase Agreement between All Weather, Inc. and AAI Corporation dated September 30, 1997 (8).

     (11)-          Computation of Earnings Per Share.

     (13)-          United's 1997 Annual Report to Shareholders.

     (21)-          Subsidiaries of United.

     (23)-          Consent of Independent Auditors.

     (27)-          Financial Data Schedule.

--------------------------

     (1) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1993.
     (2) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1995.
     (3) Incorporated by reference to United's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 10, 1997.
     (4) Incorporated by reference to United's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 26, 1997.
     (5) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
     (6) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
     (7) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
     (8) Incorporated by reference to United's Current Report on Form 8-K filed on October 17, 1997.


(b) - Reports on Form 8-K - United did not file any reports on Form 8-K during the quarter ended December 31, 1997, except for one relating to the sale of the AAI Systems Management, Inc. filed on October 17, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNITED INDUSTRIAL CORPORATION
                                         (Registrant)

                                          By: /s/ Richard R. Erkeneff
                                              ---------------------------------
                                              Richard R. Erkeneff, President


                                          Date: March 27, 1998
                                                -------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               Name                                          Date

/s/ Harold S. Gelb                                      March 27, 1998
-------------------------------------------
Harold S. Gelb,
Chairman  of the Board and Director


/s/ Howard M. Bloch                                     March 27, 1998
-------------------------------------------
Howard M. Bloch,
Vice-Chairman of the Board and Director


/s/ Richard R. Erkeneff                                 March 27, 1998
-------------------------------------------
Richard R. Erkeneff, President and
Chief Executive Officer and Director


/s/ Edward C. Aldridge, Jr.                             March 27, 1998
-------------------------------------------
Edward C. Aldridge, Jr., Director


/s/ E. Donald Shapiro                                   March 27, 1998
-------------------------------------------
E. Donald Shapiro, Director


/s/ Susan Fein Zawel                                    March 27, 1998
-------------------------------------------
Susan Fein Zawel,
Vice President and Director


/s/ James H. Perry                                      March 27, 1998
-------------------------------------------
James H. Perry,
Treasurer (Principal Financial and
Accounting Officer)

                           Annual Report on Form 10-K

                       Item 14(a) (1) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules



                          Year ended December 31, 1997

                          United Industrial Corporation
                               New York, New York

Form 10-K - Item 14(a) (1) and (2)

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules


The following consolidated financial statements of United Industrial Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1997, are incorporated by reference in Item 8:


Consolidated Balance Sheets - December 31, 1997 and 1996

Consolidated Statements of Operations -
         Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows
         Years Ended December 31, 1997, 1996 and 1995

Notes to Financial Statements


The following consolidated financial statement schedule of United Industrial Corporation and subsidiaries is included in Item 14(d):


Schedule II                Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of United Industrial Corporation and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 24, 1998. Our audits also included the financial statement schedule listed in item 14(a). This schedule is the responsibility of the Company=s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                    ERNST & YOUNG LLP


New York, New York
February 24, 1998

                 Schedule II - Valuation and Qualifying Accounts

                 United Industrial Corporation and Subsidiaries

                                December 31, 1997

          COL. A                  COL. B                       COL. C                       COL. D             COL. E

                                                         (1)                (2)
                                                      CHARGED TO         CHARGED TO                            BALANCE AT
                           BALANCE AT BEGINNING       COSTS AND       OTHER ACCOUNTS       DEDUCTIONS            END OF
        DESCRIPTION              OF PERIOD             EXPENSES         (DESCRIBE)         (DESCRIBE)            PERIOD
        -----------              ---------             --------         ----------         ----------            ------
Year ended December 31, 1997:
 Deducted from asset account:
  Allowance for doubtful account $ 245,000                                                 $ 5,000(B)         $ 240,000
                                 =========                                                 ==========         =========

Product warranty liability       $ 579,000            $ 493,000                                              $1,072,000
                                 =========            =========                                              ==========

Year ended December 31, 1996:
 Deducted from asset accounts:
 Allowance for doubtful accounts $ 310,000                                               $ 65,000 (A)         $ 245,000
                                 =========                                               ============         =========

Product warranty liability       $ 650,000                                               $ 71,000 (B)         $ 579,000
                                 =========                                               ============         =========

YEAR ENDED DECEMBER 31, 1995:
 Deducted from asset account:
 Allowance for doubtful accounts $ 368,000            $ 43,000                           $ 101,000 (A)        $ 310,000
                                 =========            ========                           =============        =========

Product warranty liability       $ 525,000            $ 125,000                                               $ 650,000
                                 =========            =========                                               =========


(A) Uncollectible accounts written off, net of recoveries.
(B) Reduction of valuation account.

                                  EXHIBIT INDEX
                                  -------------

    Exhibit No.
    -----------

     (3)(a)-        Restated Certificate of Incorporation of United (1).

     (3)(b)-        Amended and Restated By-Laws of United (2).

     (10)(a)- United Industrial Corporation 1994 Stock Option Plan, as amended (3).

     (10)(b)- United Industrial Corporation 1996 Stock Option Plan for Nonemployee Directors (4).

     (10)(c)- Purchase Agreement, dated January 18, 1994, between United and Symtron Systems, Inc. (1).

     (10)(d)- Revolving Line of Credit Loan Agreement, Term Loan Agreement and Security Agreement dated as of June 11, 1997 (amending and restating Credit Agreement dated as of October 13, 1994) by and among First Union Commercial Corporation and the Company, AAI Corporation, AAI Engineering Support, Inc., AAI Systems Management, Inc., AAI/ACL Technologies, Inc., Detroit Stoker Company, Midwest Metallurgical Laboratory, Inc., Neo Products Co., Symtron Systems, Inc., UIC-Del. Corporation and AAI MICROFLITE Simulation International Corporation (5).

     (10)(e)- Pledge and Security Agreement dated as of October 13, 1994 by AAI in favor of the Agent (6).

     (10)(f)- Pledge and Security Agreement dated as of October 13, 1994 by the Company in favor of the Agent (6).

     (10)(g)- Security Agreement dated as of October 13, 1994 between AAI and the Agent (6).

     (10)(h)- Security Agreement dated as of October 13, 1994 between each subsidiary of AAI, certain subsidiaries of the Company and the Agent (6).

     (10)(i)- Guaranty dated as of October 13, 1994 by the Company and certain of its subsidiaries and by each subsidiary of AAI in favor of the Agent (6).

     (10)(j)- Employment Agreement dated March 26, 1996, between United and Richard R. Erkeneff (2).

     (10)(k)- Employment Agreement, dated January 8, 1996, between United and Susan Fein Zawel (2).

     (10)(l)- Employment Agreement, dated February 9, 1996, between United and James H. Perry (the "Perry Employment Agreement") (2).

     (10)(m)- Amendment dated as of September 29, 1996, between United and James H. Perry to the Perry Employment Agreement (7).

     (10)(n)- Stock Purchase Agreement between All Weather, Inc. and AAI Corporation dated September 30, 1997 (8).

     (11)-          Computation of Earnings Per Share.

     (13)-          United's 1997 Annual Report to Shareholders.

     (21)-          Subsidiaries of United.

     (23)-          Consent of Independent Auditors.

     (27)-          Financial Data Schedule.

--------------------------

     (1) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1993.
     (2) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1995.
     (3) Incorporated by reference to United's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 10, 1997.
     (4) Incorporated by reference to United's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 26, 1997.
     (5) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
     (6) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
     (7) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
     (8) Incorporated by reference to United's Current Report on Form 8-K filed on October 17, 1997.