Form 10-Q
period 1998-03-31
UNITED INDUSTRIAL CORP /DE/
filed 1998-05-14
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                       March 31, 1998
                                                              --------------


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


                    570 Lexington Avenue, New York, NY 10022
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 Not Applicable
--------------------------------------------------------------------------------
         FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT.


         Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,288,959 shares of common stock as of May 1, 1998.

                          UNITED INDUSTRIAL CORPORATION

                                      INDEX
                                      -----



                                                                     Page #
                                                                     ------
Part I - Financial Information

   Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets - Unaudited
                  March 31, 1998 and December 31, 1997                   1

                  Consolidated Condensed Statements of Operations -
                  Three Months Ended March 31, 1998 and 1997             2

                  Consolidated Condensed Statements of Cash Flows
                  Three Months Ended March 31, 1998 and 1997             3

                  Notes to Consolidated Condensed Financial Statements   4


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                4



PART II - Other Information                                              7

                         PART I - FINANCIAL INFORMATION

                          ITEM I - FINANCIAL STATEMENTS

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                  MARCH 31                       DECEMBER 31
                                                    1998                             1997
                                                -----------                     ------------
                                                (Unaudited)

ASSETS
Current Assets
         Cash & cash equivalents                          $ 24,192                  $ 23,098
         Marketable securities                               2,031                     6,102
         Trade receivables                                  27,132                    27,819
         Inventories
           Finished goods & work-in-process                 31,499                    28,551
           Materials & supplies                              3,267                     3,239
                                                          --------                  --------
                                                            34,766                    31,790

         Assets held for sale                               12,309                    12,516
         Deferred income taxes                               4,945                     4,982
         Prepaid expenses & other current assets            10,561                    11,282
                                                          --------                  --------
                  Total Current Assets                     115,936                   117,589

Other assets                                                40,095                    40,126

Property & equipment - less allowances
 for depreciation (1998-$78,941; 1997-$77,307)            $ 26,454                    25,576
                                                          --------                  --------
                                                          $182,485                  $183,291
                                                          ========                  ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
         Accounts payable                                 $  6,914                  $  7,604
         Accrued employee compensation & taxes               8,222                     7,777
         Customer advances                                   3,763                     3,542
         Federal income taxes                                1,573                       630
         Current portion of long-term debt                   1,250                     1,250
         Other liabilities                                  10,952                    13,134
         Provision for contract losses                       5,583                     5,776
                                                          --------                  --------
                  Total Current Liabilities                 38,257                    39,713

Long-term liabilities (less current maturities)              8,746                     9,508
Deferred income taxes                                        9,671                     9,690
Postretirement benefits other than pensions                 22,506                    22,356

Shareholders' Equity
         Common stock $1.00 par value
         Authorized - 15,000,000 shares; outstanding
         12,284,059 and 12,249,309 shares -
         1998 and 1997 (net of shares in treasury)          14,374                    14,374
         Additional capital                                 89,844                    89,929
         Retained earnings                                  15,262                    14,165
         Treasury stock, at cost, 2,090,089 at 1998
         and 2,124,839 shares at 1997                      (16,175)                  (16,444)
                                                          --------                  --------
                                                           103,305                   102,024
                                                          --------                  --------

                                                          $182,485                  $183,291
                                                          ========                  ========

         See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                        Three Months Ended March 31
                                                     1998                             1997
                                                 ------------                      --------
                                                                (Unaudited)
Net sales                                           $ 47,227                     $ 58,444

Operating costs & expenses
             Cost of sales                            33,653                       45,268
             Selling & administrative                 10,375                        9,811
             Other (income) expense - net                (91)                         371
             Interest expense                            108                          510
             Interest income                            (575)                        (335)
                                                    --------                     --------

                                                      43,470                       55,625
                                                    --------                     --------

Income before income taxes                             3,757                        2,819
Income taxes                                           1,434                        1,056
                                                    --------                     --------


Net income                                          $  2,323                     $  1,763
                                                    ========                     ========


  Earnings per share:
             Basic                                     $ .19                        $ .14
                                                       =====                        -----
             Diluted                                   $ .18                        $ .14
                                                       =====                        -----


See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                THREE MONTHS ENDED MARCH 31

                                                           1998                         1997
                                                          --------                     ------
                                                   (Unaudited)
OPERATING ACTIVITIES
Net income                                                   $  2,323                $  1,763
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                                 2,223                   2,514
  Deferred income taxes                                            18                     137
  (Decrease) increase in contract loss provision                 (193)                 (1,239)
  Changes in operating assets and liabilities                  (3,774)                  5,346
  Increase in federal income taxes                                943                     768
                                                             --------                --------

  NET CASH PROVIDED BY
    OPERATING ACTIVITIES                                        1,540                   9,289

INVESTING ACTIVITIES
Decrease in marketable securities                               4,071                     -
Purchase of property and equipment                             (2,513)                 (1,783)
(Increase) decrease in other assets - net                        (254)                    413
                                                             --------                --------

  NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                        1,304                  (1,370)

FINANCING ACTIVITIES
(Decrease) increase in long-term liabilities                     (404)                    200
Proceeds from exercise of stock options                            87                     -
Payments on long-term debt & borrowings                          (208)                (13,750)
Dividends                                                      (1,225)                   (852)
                                                             --------                --------
  NET CASH USED IN FINANCING ACTIVITIES                        (1,750)                (14,402)
                                                             --------                --------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,094                  (6,483)

  CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                   23,098                  13,427
                                                             --------                --------

  CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                 $ 24,192                $  6,944
                                                             ========                ========


See accompanying notes

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


Notes to Consolidated Condensed Financial Statements

March 31, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


NOTE B - DIVIDENDS

A quarterly dividend of $.10 per share is payable May 29, 1998.




ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information
---------------------------

Except for the historical information contained herein, information set forth in this quarterly report may contain forward looking statements subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. Such forward looking statements, including, but not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards, are based on management's expectations, estimates, projections and assumptions. For additional information about the Company and its various risk factors, reference is made to the Company's most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


Results of Operations
---------------------

Three months ended March 31, 1998 compared to three months ended March 31, 1997:

Consolidated net sales decreased by $11,217,000, or 19%, to $47,227,000 in the first quarter of 1998, as compared to $58,444,000 in the same period in 1997. In the Defense segment, sales decreased $10,575,000, or 22%. This decrease in the Defense segment is primarily due to timing related to the level of work effort on certain contracts. The commencement of work on new programs did not coincide with the completion of other programs. The Weather Systems Business, which was sold in September 1997, accounted for net sales of $7,952,000 during the first three months of 1997. In the Company's Energy segment, increased prices and volume accounted for its $1,014,000, or 11%, rise in sales. Excluding net sales of Neo Products Co. (the operating assets of which were substantially sold in August 1997) and the net sales of the Weather Systems Business (which was sold in September 1997) (together the "Disposed Businesses") during 1997, net sales in the first quarter of 1998 decreased $1,609,000 or 3% from the same period in 1997. However, the Company booked $73.6 million of new orders during the first quarter of 1998 which increased the backlog at March 31, 1998 by 63% to $214 million from $131 million (excluding $24 million from the "Disposed Businesses") at March 31, 1997.

Gross margin increased to 28.7% in the first quarter of 1998 from 22.5% in the first quarter of 1997, primarily due to the Defense segment and partially by increases in the Energy segment. The gross margin percentage in the Defense segment increased 6.1% to 26.2% for the three months ended March 31, 1998 from 20.1% for the same period in 1997. Excluding the Disposed Businesses in 1997 the gross margin increased 5.8% to 28.7% and by $2,368,000 to $13,574,000, in the first quarter of 1998 from the same period in 1997. The increase in margin basically resulted from a shift in the mix of Defense segment contracts.

Selling and administrative expenses for the three months ended March 31, 1998 increased $564,000, or 5.8%, to $10,375,000 from $9,811,000 during the three months ended March 31, 1997. Excluding the Disposed Businesses in 1997, the selling and administrative expenses increased by $1,738,000, or 20.1%, in the first three months of 1998 compared to the same period in 1997. This increase occurred primarily in the Defense segment and was due to increased research and development as well as bid and proposal expenses.

Other (income) expense-net was $91,000 income in the first quarter of 1998 and an expense of $371,000 in the first quarter of 1997. The increase in income of $462,000 was primarily due to the collection of profits on assets previously sold and a reduction in losses of a joint venture.

Interest expense decreased by $402,000 due to reduced borrowings.

Interest income increased by $240,000 due to increased investments.

Net income increased by 31.8% to $2,323,000 or $.18 per diluted share, in the first three months of 1998, compared to net income of $1,763,000, or $.14 per diluted share, in the same period of 1997. Excluding net income generated by the Disposed Businesses of $498,000, or $.04 per diluted share, in the first quarter of 1997, net income increased by $1,058,000, or 84%, in the first quarter of 1998. The improvement was primarily attributable to greater gross margin and lower interest expense.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents increased by $1,094,000, and marketable securities decreased by $4,071,000 from December 31, 1997. The increase in inventories and reduction of other liabilities were the major classifications in the change in operating assets and liabilities. The Company currently has no significant fixed commitment for capital expenditures or for investments. The Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements for the remainder of the calendar year. Its cash requirements consist primarily of its obligations to fund operations and to make interest and principal payments on debt, if necessary.


Subsequent Events
-----------------

In April 1998, the Company sold $12,516,000 of the assets held for sale (see Consolidated Condensed Balance Sheets, page 1) for cash in excess of their carrying value and paid off the term loan debt due the bank of $5,516,000.


Contingent Matters
------------------

Reference is made to Item 3. Legal Proceedings, in the December 31, 1997 Form 10-K which is incorporated herein by reference.

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
                           PART II - Other Information



         ITEM 6 - Exhibits and Reports on Form 8-K

         (a)          Exhibits

         11  -        Computation of Earnings per share


         27  -        Financial Data Schedule


         (b) The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           UNITED INDUSTRIAL CORPORATION



Date   May 14, 1998                        By:  /s/ James H. Perry
       -----------------                        --------------------------------
                                                  James H. Perry
                                                  Chief Financial Officer
                                                  and Treasurer

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


                        INDEX OF EXHIBITS FILED HEREWITH





Exhibit No.
----------


   11                 Computation of Earnings Per Share


   27                 Financial Data Schedule