Form 10-Q
period 1998-06-30
UNITED INDUSTRIAL CORP /DE/
filed 1998-08-14
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       June 30, 1998
                                             ----------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from                    to
                                         ----------------        ---------------


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

                    570 Lexington Avenue, New York, NY 10022
          -----------------------------------------------------------
                    (Address of principal executive offices)


                                 Not Applicable
                ------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.


         Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --   --

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,372,963 shares of common stock as of August 3, 1998.

                          UNITED INDUSTRIAL CORPORATION





                                      INDEX
                                      -----







                                                                          Page #
                                                                          ------

Part I - Financial Information

   Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets - Unaudited
         June 30, 1998 and December 31, 1997                                   1

         Consolidated Condensed Statements of Operations -
         Three Months and Six Months Ended
         June 30, 1998 and 1997                                                2

         Consolidated Condensed Statements of Cash Flows
         Six Months Ended June 30, 1998 and 1997                               3

         Notes to Consolidated Condensed Financial Statements                  4


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      4



PART II - Other Information                                                    8

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                        JUNE 30      DECEMBER 31
                                                         1998           1997
                                                        ---------    -----------
                                                       (Unaudited)
ASSETS
------
Current Assets
         Cash & cash equivalents                         $ 30,281     $ 23,098
         Marketable securities                              5,471        6,102
         Trade receivables                                 36,687       27,819
         Inventories
           Finished goods & work-in-process                19,592       28,551
           Materials & supplies                             3,689        3,239
                                                         --------     --------
                                                           23,281       31,790

         Assets held for sale                                 -         12,516
         Deferred income taxes                              4,942        4,982
         Prepaid expenses & other current assets           12,473       11,282
                                                         --------     --------
                  Total Current Assets                    113,135      117,589


Other assets                                               40,994       40,126

Property & equipment - less allowances
 for depreciation (1998-$80,289; 1997-$77,307)             27,670       25,576
                                                         --------     --------
                                                         $181,799     $183,291
                                                         ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
         Accounts payable                                $  5,568    $   7,604
         Accrued employee compensation & taxes              7,831        7,777
         Customer advances                                  5,099        3,542
         Federal income taxes                              (1,606)         630
         Current portion of long-term debt                    -          1,250
         Other liabilities                                 17,576       13,134
         Provision for contract losses                      5,833        5,776
                                                         --------     --------
                  Total Current Liabilities                40,301       39,713

Long-term liabilities (less current maturities)             4,235        9,508
Deferred income taxes                                       9,874        9,690
Postretirement benefits other than pensions                22,656       22,356

Shareholders' Equity
         Common stock $1.00 par value
         Authorized - 30,000,000 shares; outstanding
         12,352,859 and 12,249,309 shares -
         1998 and 1997 (net of shares in treasury)         14,374       14,374
         Additional capital                                89,677       89,929
         Retained earnings                                 16,325       14,165
         Treasury stock, at cost, 2,021,289 shares at
         1998 and 2,124,839 shares at 1997                (15,643)     (16,444)
                                                         --------     --------
                                                          104,733      102,024
                                                         --------     --------

                                                         $181,799     $183,291
                                                         ========     ========

                             See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                            Three Months Ended        Six Months Ended
                                                 June 30                  June 30
                                           ------------------        ----------------
                                                              (Unaudited)
                                            1998         1997        1998         1997
                                            -----        ----        ----         ----

Net sales                                 $ 49,940      $ 55,649    $ 97,167     $114,093

Operating costs & expenses
             Cost of sales                  37,578        41,854      71,231       87,122
             Selling & administrative        9,584        11,549      19,959       21,360
             Other (income) expense           (222)         (359)       (313)          12
             Interest expense                   11            81         119          591
             Interest income                  (870)         (143)     (1,445)        (478)
                                          --------      --------    --------     --------

                                            46,081        52,982      89,551      108,607
                                          --------      --------    --------     --------

Income before income taxes                   3,859         2,667       7,616        5,486
Income taxes                                 1,561           997       2,995        2,053
                                          --------      --------    --------     --------


Net income                                $  2,298      $  1,670    $  4,621      $ 3,433
                                          ========      ========    ========     ========


  Net earnings per share
                      Basic                  $ .19         $ .14       $ .38         $ .28
                                             =====         =====       =====         =====
                      Diluted                $ .18         $ .14       $ .36         $ .28
                                             =====         =====       =====         =====




                             See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                     SIX MONTHS ENDED JUNE 30
                                                     ------------------------
                                                            (Unaudited)

                                                      1998          1997
                                                    --------      -------

OPERATING ACTIVITIES
--------------------
Net income                                           $ 4,621      $ 3,434
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                        4,207        4,998
  Deferred income taxes                                  224          (40)
  Decrease in Federal income tax                      (2,236)        (325)
  Increase (decrease) in contract loss provision          57       (1,617)
  Changes in operating assets and liabilities         (3,700)       7,060
                                                    --------     --------

  NET CASH PROVIDED BY
    OPERATING ACTIVITIES                               3,173       13,510

INVESTING ACTIVITIES
--------------------
Decrease in marketable securities                        631          -
Purchase of property and equipment                    (5,538)      (3,357)
Proceeds from sale of assets                          18,683          -
Increase in other assets - net                        (1,631)        (700)
                                                    --------     --------

  NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                              12,145       (4,057)

FINANCING ACTIVITIES
--------------------
(Decrease) increase in long-term liabilities            (494)         425
Payments on long-term debt & borrowings               (5,729)     (13,750)
Dividends                                             (2,460)      (1,705)
Proceeds from exercise of stock options                  548           13
                                                    --------     --------

  NET CASH USED IN FINANCING ACTIVITIES               (8,135)    (15,017)
                                                    --------    --------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     7,183      (5,564)

  CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                          23,098      13,427
                                                    --------     -------

  CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                        $ 30,281     $ 7,863
                                                    ========    ========


                             See accompanying notes

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

June 30, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B - DIVIDENDS

A quarterly dividend of $.10 per share is payable August 31, 1998.



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

Results of Operations
---------------------

Consolidated net sales during the second quarter of 1998 decreased $5,709,000 or 10% to $49,940,000 from $55,649,000 in the second quarter of 1997. However, the Company's Weather Systems and Plastics businesses (together the "Disposed Businesses") which were sold in the third quarter of 1997 accounted for sales of $11,776,000 during the 1997 second quarter. Excluding the 1997 sales related to the Disposed Businesses, net sales increased $6,067,000 or 14%. The Defense segment (excluding $10,111,000 of second quarter 1997 sales from the Disposed Weather business) accounted for an increase of $7,708,000 which was partially offset by a $1,641,000 decrease in sales in the Company's Energy segment. The increase in the Defense segment was attributable to a general increase in volume. In the Energy segment, a reduction in renewal parts orders primarily caused that decrease.

For the six months ended June 30, 1998 net sales totaled $97,167,000 which was $16,926,000 or 15% less than the $114,093,000 recorded during the like period in 1997. However, the Disposed Businesses accounted for $21,384,000 in net sales during the first half of 1997. Excluding the 1997 sales related to the Disposed Businesses, net sales increased $4,458,000 or 5%. The Defense segment (excluding $18,063,000 of first half 1997 sales from the Disposed Weather business) accounted for an increase of $5,085,000 which was partially offset by a $627,000 decrease in sales in the Company's Energy segment. The increase in the Defense segment was attributable to a general increase in volume, but was partially offset by the timing of work effort on certain contracts during the first quarter of 1998. During that period, the commencement of work on new contracts did not coincide with the completion of other programs. In the Energy segment, a reduction in renewal parts orders primarily caused that decrease.

The backlog at June 30, 1998 was $216,000,000, an increase of $20,000,000 or 10%
from the June 30, 1997 backlog of $196,000,000 (excluding $18,000,000 related to the Disposed Businesses) and an increase of $28,000,000 or 15% from the December 31, 1997 backlog of $188,000,000.

The gross margin percentage for the three months ended June 30, 1998 was 24.8% and was essentially unchanged from the second quarter of 1997. Excluding the Disposed Businesses, the 1997 gross margin percentage would have been 26.5% or 1.7% greater than the corresponding period in 1998. The decrease during 1998 was due to a 0.7% reduction from 23.5% to 22.8% in the Defense segment resulting from product mix and a 2.3% reduction from 37.0% to 34.7% in the Energy segment generally caused by lower volume.

The gross margin percentage during the first half of 1998 increased 3.1% to 26.7% from 23.6% during the first six months of 1997. Excluding the Disposed Businesses, the 1997 gross margin percentage would have been 24.6% or 2.1% less than the corresponding period in 1998. The Defense segment's contribution was a 2.9% increase in gross margin percentage from 21.5% in 1997 to 24.4% in 1998 primarily due to the product mix. The Energy segment experienced a 0.4% decline in gross margin percentage due to its reduced volume.

Selling and administrative expenses for the three months ended June 30, 1998 decreased $1,965,000 or 17% to $9,584,000 from $11,549,000 during the same period in 1997. The Disposed Businesses accounted for $1,242,000 of the decline. The balance of the decline was substantially generated in the Defense segment, but partially offset by the timing of certain corporate costs. The Defense segment benefitted from lower research and development costs generally due to timing and other cost savings measures.

During the first half of 1998 selling and administrative expenses decreased $1,401,000 or nearly 7% to $19,959,000 from $21,360,000 during the like period in 1997. The Disposed Businesses produced a reduction of $2,416,000, however this was partially offset by the higher corporate costs incurred during the second quarter and higher Defense segment research and development, and bid and proposal costs incurred during the first three months of 1998.

Other expense (income), net was income of $313,000 in the first six months of 1998 and expense of $12,000 in the same period in 1997. The increase in income of $325,000 was primarily due to the recognition of profits on assets previously sold and an increase in performance of joint ventures.

For the first six months of 1998 compared to the same period in 1997, interest expense decreased by $472,000 due to reduced borrowings and partially offset by interest payments on prior years taxes. Interest income increased by $967,000 due to increased investments.

Net income increased by 37.6% to $2,298,000 or $.18 per diluted share, in the second quarter of 1998, compared to net income of $1,670,000, or $.14 per diluted share, in the same period of 1997. The improvement was primarily attributable to lower selling and administrative expenses and increased interest income. Excluding the net income generated by the Disposed Businesses of $572,000, or $.05 per diluted share, in the second quarter of 1997, net income increased by $1,200,000, or 109.3%, in the second quarter of 1998.

Net income increased by 34.6% to $4,621,000 or $.36 per diluted share, in the six month period ended June 30, 1998, compared to net income of $3,433,000, or $.28 per diluted share, in the same period in 1997. The improvement was primarily attributable to increased gross margin, lower interest expense, increased other income, and increased interest income. Excluding net income generated by the Disposed Businesses of $1,070,000, or $.09 per diluted share, in the first six months of 1997, net income increased by $2,258,000, or 95.6%, in the first six months of 1998.

Below is a proforma statement of operations for June 30, 1997 excluding the three month and six month operations of the Disposed Businesses (Dollars in thousands, except per share data):

                                                  Proforma
                                              June 30,  1997
                                         -------------------------
                                         3 Months         6 Months
                                         --------         --------

Net sales                                 $43,873          $92,709

Operating costs and expenses
  Cost of sales                            32,247           69,877
  Selling and administrative               10,307           18,944
  Other (income) expense                     (346)              37
  Interest expense                             75              579
  Interest income                            (143)            (478)
                                          -------          -------
                                           42,140           88,959
                                          -------          -------

Income before income taxes                  1,733            3,750
Income taxes                                  635            1,387
                                          -------          -------

Net income                                $ 1,098          $ 2,363
                                          =======          =======

Diluted earnings per share - proforma       $ .09            $ .19
                                            =====            =====

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents increased by $7,183,000, and marketable securities decreased by $631,000 from December 31, 1997. The sale of assets net of related facilities improvements, offset by payment of debt of $5,729,000, principally contributed to the increase in cash. The Company currently has no significant fixed commitment for capital expenditures or for investments. The Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements for the remainder of the calendar year. Its cash requirements consist primarily of its obligations to fund operations.


Year 2000
---------

The Company has developed a plan to modify its information technology to be ready for the year 2000 and has begun converting critical data processing systems. The Company currently expects the project to be substantially complete by early 1999. The Company does not expect this project to have a material effect on its operations or financial condition.


Contingent Matters
------------------

Reference is made to Item 3. Legal Proceedings, in the Annual Report on Form 10-K for the year ended December 31, 1997 which is incorporated herein by reference.

PART II - OTHER INFORMATION

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                         (a) The Annual Meeting of Stockholders of the Registrant was held on May 12, 1998.

                         (b) Edward C. Aldridge, Jr. and Joseph S. Schneider were elected directors at the meeting, for terms ending in 2001. The incumbent directors whose terms of office continued after the meeting are Richard R. Erkeneff, E. Donald Shapiro, Harold S. Gelb, and Susan Fein Zawel.

                         (c)  Voting for the election of directors of the
                              Registrant:

                                                            WITHHELD(including
                                             FOR            broker non-votes)
                                             ---            -----------------
              Edward C. Aldridge, Jr.     10,739,517              489,315
              Joseph S. Schneider         10,741,189              487,643


                              Other Matters:

                              10,821,201 shares were voted in favor of the proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Registrant for 1998 with 343,232 shares voted against, 64,399 abstentions and no broker non-votes. 9,617,036 shares were voted in favor of amending the 1994 Stock Option Plan with 1,434,017 shares voted against, 177,779 abstentions and no broker non-votes. 10,347,410 shares were voted in favor of amending the Company's Restated Certificate of Incorporation with 545,790 shares voted against, 335,632 abstentions and no broker non-votes. Reference is made to the Registrant's Proxy Statement dated March 26, 1998 for its 1998 Annual Meeting for additional information concerning the matters voted on at the meeting.

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                         (a)     Exhibits

                                 11  -  Computation of Earnings per share


                                 27  -  Financial Data Schedule

                         (b) The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                UNITED INDUSTRIAL CORPORATION



Date August 13, 1998                       By: /s/ James H. Perry
                                               --------------------------------
                                               James H. Perry
                                               Chief Financial Officer
                                               Vice President and Treasurer

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


                        INDEX OF EXHIBITS FILED HEREWITH





Exhibit No.                                                       Page
-----------                                                       ----


   11    Computation of Earnings Per Share                         10


   27    Financial Data Schedule                                   12