Form 10-Q
period 1998-09-30
UNITED INDUSTRIAL CORP /DE/
filed 1998-11-16
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended      September 30, 1998
                                                  ----------------------


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from _____ to _____

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,286,063 shares of common stock as of November 1, 1998.

                          UNITED INDUSTRIAL CORPORATION



                                      INDEX





                                                                     Page #
Part I - Financial Information

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets - Unaudited
            September 30, 1998 and December 31, 1997                     1

            Consolidated Condensed Statements of Operations -
            Three Months and Nine Months Ended
            September 30, 1998 and 1997                                  2

            Consolidated Condensed Statements of Cash Flows
            Nine Months Ended September 30, 1998 and 1997                3

            Notes to Consolidated Condensed Financial Statements         4


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                4



PART II - Other Information                                              10

PART I - FINANCIAL INFORMATION
Item 1 - FINANCIAL STATEMENTS

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                             SEPTEMBER 30      DECEMBER 31
                                                                 1998              1997
                                                                 ----              ----
ASSETS                                                                (Unaudited)
------
Current Assets
      Cash & cash equivalents                                  $ 31,246          $ 23,098
      Marketable securities                                       5,471             6,102
      Trade receivables                                          33,063            27,819
      Inventories
        Finished goods & work-in-process                         22,759            28,551
        Materials & supplies                                      3,664             3,239
                                                               --------          --------
                                                                 26,423            31,790

      Assets held for sale                                          -              12,516
      Deferred income taxes                                       4,942             4,982
      Prepaid expenses & other current assets                    16,211            11,282
                                                               --------          --------
            Total Current Assets                                117,356           117,589

Other assets                                                     40,848            40,126

Property & equipment - less allowances
 for depreciation (1998-$81,671; 1997-$77,307)                   28,967            25,576
                                                               --------          --------
                                                               $187,171          $183,291
                                                               ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities
      Accounts payable                                         $  6,947         $   7,604
      Accrued employee compensation & taxes                       8,384             7,777
      Customer advances                                           5,332             3,542
      Federal income taxes                                         (484)              630
      Current portion of long-term debt                             -               1,250
      Other liabilities                                          19,750            13,134
      Provision for contract losses                               5,023             5,776
                                                               --------          --------
            Total Current Liabilities                            44,952            39,713

Long-term liabilities (less current maturities)                   4,175             9,508
Deferred income taxes                                             9,620             9,690
Postretirement benefits other than pensions                      22,806            22,356

Shareholders' Equity
      Common stock $1.00 par value
      Authorized - 30,000,000 shares; outstanding
      12,347,863 shares and 12,249,309 shares -
      1998 and 1997 (net of shares in treasury)                  14,374            14,374
      Additional capital                                         89,589            89,929
      Retained earnings                                          17,449            14,165
      Treasury stock, at cost, 2,026,285 shares at
      1998 and 2,124,839 shares at 1997                         (15,794)          (16,444)
                                                               --------          --------
                                                                105,618           102,024
                                                               --------          --------

                                                               $187,171          $183,291
                                                               ========          ========

See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                Three Months Ended          Nine Months Ended
                                                   September 30                September 30
                                                ------------------          ------------------
                                                                  (Unaudited)
                                               1998          1997*        1998        1997*
                                               ----          ----         ----        ----
Net sales                                   $ 49,979      $ 52,089       $147,146    $166,182

Operating costs & expenses
         Cost of sales                        38,345        38,646        109,931     125,768
         Selling & administrative              8,623         9,753         28,227      31,113
         Other expense                         1,269           356            956         368
         Interest expense                        -             238            119         829
         Interest income                      (1,369)         (341)        (2,814)       (819)
         Gain on sale of assets                 (575)      (13,323)          (575)    (13,323)
                                            --------      --------       --------    --------

                                              46,293        35,329        135,844     143,936
                                            --------      --------       --------    --------

Income before income taxes                     3,686        16,760         11,302      22,246
Income taxes                                   1,325        10,082          4,320      12,135
                                            --------      --------       --------    --------


Net income                                  $  2,361      $  6,678       $  6,982    $ 10,111
                                            ========      ========       ========    ========


  Net earnings per share
               Basic                           $ .19         $ .55          $ .57       $ .83
                                               =====         =====          =====       -----
               Diluted                         $ .19         $ .54          $ .55       $ .82
                                               =====         =====          =====       =====


See accompanying notes


*Reclassified to conform with 1998 classifications

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                            NINE MONTHS ENDED SEPTEMBER 30
                                                                      (Unaudited)

                                                                 1998            1997
                                                               --------        --------
OPERATING ACTIVITIES
Net income                                                    $  6,982         $ 10,111
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                                  6,411            7,293
  (Decrease) increase in federal income tax                     (1,114)           3,151
  Deferred income taxes                                            (30)            (134)
  Gain on sale of assets                                          (575)         (13,323)
  Decrease in contract loss provision                             (753)          (4,284)
  Changes in operating assets and liabilities                   (2,215)          15,075
                                                               --------        --------

  Net Cash Provided by
    Operating Activities                                         8,706           17,889

INVESTING ACTIVITIES
Proceeds from sale of assets                                    19,617              696
Purchase of property and equipment - net                        (8,788)          (3,964)
Increase in other assets - net                                  (1,868)          (3,976)
                                                              --------         --------

  Net Cash Used In Investing Activities                          8,961           (7,244)

FINANCING ACTIVITIES
(Decrease) increase in long-term liabilities                      (404)           2,375
Proceeds from borrowings                                           -              6,250
Payments on long-term debt & borrowings                         (5,729)         (13,958)
Dividends                                                       (3,698)          (2,557)
Proceeds from exercise of stock options                            798              406
Purchase of treasury stock                                        (486)             -
                                                              --------         --------

  Net Cash Used in Financing Activities                         (9,519)          (7,484)
                                                              --------         --------

  Increase in cash and cash equivalents                          8,148            3,161

  Cash and cash equivalents at beginning
   of period                                                    23,098           13,427
                                                              --------         --------

  Cash and cash equivalents at end
   of period                                                  $ 31,246         $ 16,588
                                                              ========         ========

See accompanying notes

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


Notes to Consolidated Condensed Financial Statements

September 30, 1998


Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Note B - Dividends

A quarterly dividend of $.10 per share is payable November 30, 1998.



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

Results of Operations

Consolidated net sales during the third quarter of 1998 decreased $2,110,000 or 4% to $49,979,000 from $52,089,000 in the third quarter of 1997. However, the Company's Weather Systems and Plastics businesses (together the "Disposed Businesses") which were sold in the third quarter of 1997 accounted for sales of $8,454,000 during the 1997 third quarter. Excluding the 1997 sales related to the Disposed Businesses, net sales increased $6,344,000 or 15%. The Defense segment (excluding $7,170,000 of third quarter 1997 sales from the Disposed Weather business) accounted for an increase of $7,543,000 which was partially offset by a $1,199,000 decrease in sales in the Company's Energy segment. The increase in the Defense segment was attributable to a general increase in volume. In the Energy segment, a reduction in renewal parts orders primarily caused that decrease.

For the nine months ended September 30, 1998 net sales totaled $147,146,000 which was $19,036,000 or 11% less than the $166,182,000 recorded during the like period in 1997. However, the Disposed Businesses accounted for $29,838,000 in net sales during the first nine months of 1997. Excluding the 1997 sales related to the Disposed Businesses, net sales increased $10,802,000 or 8%. The Defense segment (excluding $25,233,000 of first nine months of 1997 sales from the Disposed Weather business) accounted for an increase of $12,628,000 which was offset by a $1,826,000 decrease in sales in the Company's Energy segment. The increase in the Defense segment was attributable to a general increase in volume, but was partially offset by the timing of work effort on certain contracts during the first quarter of 1998. During that period, the commencement of work on new contracts did not coincide with the completion of other programs. In the Energy segment, a reduction in renewal parts orders primarily caused that decrease.

The backlog at September 30, 1998 was $198,000,000, a decrease of $10,000,000 or 5% from the September 30, 1997 backlog of $208,000,000. The major reduction was due to the substantial completion of a large stoker contract by the Energy segment.

The gross margin percentage for the three months ended September 30, 1998 decreased by 2.5% to 23.3% from 25.8% for the same period in 1997. Excluding the Disposed Businesses, the gross margin would have decreased 3.4%. The Energy segment experienced a 1.8% decline in gross margin percent due to reduced volume. The remaining decrease was due to increased costs on certain contracts in the Defense segment which includes the transportation business.

The gross margin percentage during the first nine months of 1998 increased 1.0% to 25.3% from 24.3% during the first nine months of 1997. Excluding the Disposed Businesses, the 1997 gross margin percentage would have been the same as the corresponding period in 1998. The Energy segment experienced a decline in gross margin percentage of 0.8% to 36.3% due to reduced volume.

Selling and administrative expenses for the three months ended September 30, 1998 decreased $1,130,000 or 12% to $8,623,000 from $9,753,000 during the same period in 1997. The Disposed Businesses accounted for $778,000 of the 1997 expenses. Excluding the Disposed Businesses, the decrease was primarily in the Defense segment.

During the first nine months of 1998 selling and administrative expenses decreased $2,886,000 or 9% to $28,227,000 from $31,113,000 during the like period in 1997. The Disposed Businesses accounted for $3,194,000 of the 1997 expenses. The increase of $308,000 is generally attributable to an overall increase in expenses.

Other expense was $956,000 in the first nine months of 1998 and $368,000 in the same period in 1997. The increase of $588,000 was primarily due to an increase in losses in a joint venture, expenses for the contingent payout on an acquisition and partially offset by the recognition of profits on assets previously sold.

For the first nine months of 1998 compared to the same period in 1997, interest expense decreased by $710,000 due to reduced borrowings, partially offset by interest payments on prior years' taxes. Interest income increased by $1,995,000 due to increased investments.

Net income decreased by 64.7% to $2,361,000 or $.19 per diluted share, in the third quarter of 1998, compared to net income of $6,678,000, or $.54 per diluted share, in the same period of 1997. The decrease was primarily attributable to the gain on sale of assets of $8,549,000 in 1997 partially offset by a tax provision for prior years' taxes of $4,000,000. Net income in the third quarter of 1998 includes a $2,400,000, net of taxes, loss in the transportation business.

Net income decreased by 30.9% to $6,982,000 or $.55 per diluted share, in the nine month period ended September 30, 1998, compared to net income of $10,111,000, or $.82 per diluted share, in the same period in 1997. The decrease was primarily attributable to the gain on sale of assets in 1997, of $8,549,000 and net income from operations of the Disposed Businesses of $1,624,000, partially offset by a tax provision for prior years taxes of $4,000,000. A $2,800,000 loss, net of taxes, in the transportation business was charged against the nine month 1998 results. To improve profits in this business the Company hired an experienced transportation veteran and is targeting specific segments of the transportation industry for growth potential, particularly the vehicle overhaul business. The management team has been realigned and other changes are being implemented to maximize productivity and lower costs.

Liquidity and Capital Resources

Cash and cash equivalents increased by $8,148,000. The increase in cash during the nine months ended September 30, 1998 of $8,148,000 was primarily due to the receipt of proceeds from the sale of assets of $19,617,000, offset by the payment of debt of $5,729,000, dividends of $3,698,000 and changes in operating assets and liabilities of $2,215,000. The Company currently has no significant fixed commitment for capital expenditures or for investments. The Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements for the remainder of the calendar year. Its cash requirements consist primarily of its obligations to fund obligations.

Year 2000

The Year 2000 issue exists because many currently installed computer systems and software programs were designed to use only a two-digit date field. These date fields will need to accept four digits to distinguish 21st century dates from 20th century dates. Until the date fields are revised, the systems and programs could fail or give erroneous results when referencing dates subsequent to December 31, 1999. Such failures or errors could occur prior to the actual change in century.

The Company is currently implementing a six phase plan to address this problem:
Awareness, Assessment, Remediation, Validation/Test, Implementation, and Contingency Planning. The Awareness phase is a communication phase to inform employees, suppliers and customers of the Year 2000 issue. The Assessment phase is an inventory and analysis of those systems which may have a problem. The Remediation phase is the correction phase for the problem. The Validation/Test Phase is used to verify that corrections have been made properly and completely. The Implementation phase is to actually put the changed systems into production use. The Contingency Phase is the development of a plan to detail our reactions to possible future scenarios concerning the Year 2000 issue.

These plans are being implemented on both the Information Technology (IT) areas and the non-IT areas for the transition to the 21st century. IT areas include all computer system hardware and software. Non-IT areas include systems that have embedded computer chips or microprocessors.

The Awareness and Assessment phases are complete for the IT and non-IT systems. The IT systems are estimated to be 80% complete in the Remediation phase and are expected to be completed through the Implementation Phase by March 1999. Non-IT systems are estimated to be 85% complete in the Remediation phase and are expected to be completed through the Implementation phase by March 1999.

Many of our products do not require computer systems or do not perform any date processing. These products are currently compliant. Other products have been remediated and are currently compliant. Still other products cannot be remediated because they are based on obsolete computer systems. The company is working on a case by case basis with our customers to alleviate Year 2000 issues with these products. Although the Company's products continue to undergo normal quality testing procedures, there can be no assurance that these products will contain all necessary date code changes. Any system malfunctions due to the onset of the Year 2000 and any disputes with customers relating to Year 2000 compliance could have a material adverse effect on the Company's business, financial condition or results of operations.

The Company has contacted its IT suppliers asking for Year 2000 compliance statements and status. Each vendor has responded with information necessary to ensure their products compliance. The Company is in the process of completing the steps necessary to make these hardware and software systems compliant by March 1999.

Significant non-IT suppliers to the Company will be contacted to determine their compliance during the fourth quarter 1998. This is necessary to ensure that our products are not delayed due to lack of parts or services. Also, embedded chips in process control equipment, lighting controls, and security systems are being inspected to assure that they will operate properly in the Year 2000.

While the Company has not fully identified all the impacts of the Year 2000 issue or whether all related problems can be resolved without disrupting its business and incurring significant expense, the Company's current estimate is that the costs associated with the Year 2000 issue, and the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse effect on the Company's business, operating results or financial condition. The current estimate of the costs of remediating Year 2000 issues is $700,000. These costs are being budgeted through the normal operating budgets of the Company and should not have a major impact on other IT project or systems.

The Company is currently in the process of identifying potential consequences to the Company if its IT and non-IT systems do not function properly on account of the Year 2000 issue (i.e., most reasonably likely worst case scenarios). Management expects to complete this process by early 1999. If the Company determines that such consequences could have a material adverse effect on the business, operating results or financial condition, it intends to establish a contingency plan to address the most reasonably likely worst case scenarios. However, in cases beyond the control of the Company there could be some adverse effects. This would be particularly true if major infrastructure systems such as electric distribution grids or major telephone switching centers are disrupted by the Year 2000 issue. Every reasonable effort will be made to minimize these effects.

The costs of the Company's 2000 project and dates on which the Company believes it will complete such efforts are based on management's current best estimates, which were derived using numerous assumptions regarding future events. There can be no assurances that these estimates will prove to be accurate, and therefore actual results could differ materially from those anticipated. Specific factors that could cause material differences with actual results include, but are not limited to the results of testing and the timeliness and effectiveness of remediation efforts of third parties.

Contingent Matters

Reference is made to Item 3. Legal Proceedings, in the Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference.

PART II - OTHER INFORMATION

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


Item 6 - Exhibits and Reports on Form 8-K

                 (a)   Exhibits

                       11  -  Computation of Earnings per share


                       27  -  Financial Data Schedule


                 (b) The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         UNITED INDUSTRIAL CORPORATION

Date: November 16, 1998                  By: /s/ James H. Perry
                                             ---------------------------
                                             James H. Perry
                                             Chief Financial Officer
                                             Vice President and
                                             Treasurer

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


                        INDEX OF EXHIBITS FILED HEREWITH




Exhibit No.                                                               Page
-----------                                                               ----


   11            Computation of Earnings Per Share                         13


   27            Financial Data Schedule                                   14