Form 10-K
period 1998-12-12
UNITED INDUSTRIAL CORP /DE/
filed 1999-03-31
CIK 101271

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998.

                                       or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 1-4252


                          UNITED INDUSTRIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                                      95-2081809
--------------------------------            ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                              570 LEXINGTON AVENUE
                            NEW YORK, NEW YORK 10022
                                 (212) 752-8787
--------------------------------------------------------------------------------
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
    Title of Each Class                               on Which Registered
-----------------------------                 ----------------------------------

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


                            [Cover page 1 of 2 pages]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 15, 1999, computed by reference to the closing sale price of the registrant's Common Stock on the New York Stock Exchange on such date: $123,730,626. On March 15, 1999, the registrant had outstanding 12,264,013 shares of Common Stock, par value $1.00 per share, which is the registrant's only class of common stock.


                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Certain portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Parts I and II of this report.

2. Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Shareholders of the registrant to be held on May 11, 1999 are incorporated by reference into Part III of this report.















                            [Cover page 2 of 2 pages]

                                     PART I

ITEM  1.  BUSINESS

United Industrial Corporation ("United" or the "Company") was incorporated under the laws of the State of Delaware on September 14, 1959 under the name Topp Industries Corporation. On December 31, 1959, the name of the corporation was changed to United Industrial Corporation.

At December 31, 1998, the operations of United consist of three principal business segments: defense, transportation and energy systems, and related products conducted through three wholly-owned subsidiaries.

Forward Looking Information

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

Defense

AAI Corporation

AAI Corporation ("AAI") is engaged in engineering, development and manufacture in the following major areas: (1) training and simulation systems; (2) automatic test equipment for electronic systems and components; (3) unmanned air vehicle systems; (4) ordnance systems; and (5) mechanical support systems for industrial, military, and marine applications. Since its inception, AAI's business has been primarily in support of the U.S. Department of Defense ("DOD"). Since 1990, the Company has emphasized diversification into other markets to reduce its dependence on the DOD. The United States defense budget has been significantly reduced in recent years and this trend is expected to continue. In 1998 approximately 70% of the sales volume of AAI consisted of research, development and production of military items under domestic defense contracts compared to 57% in 1997. Certain of the contracts currently being worked on by AAI involve testing systems for U.S. Navy aircraft, training equipment for the U.S. Air Force and U.S. Navy, and weapons handling systems for the U.S. Army. International defense contracts accounted for 14% of sales in 1998 as compared to 15% in 1997. These contracts generally related to unmanned air vehicle systems and weapon training systems for foreign governments. The balance of AAI's business consists of work performed in the non-defense markets. These areas include hydraulic test equipment.

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

Symtron Systems, Inc.

Symtron Systems, Inc. ("Symtron") is a world leader in the development and sale of advanced, computer controlled, gas fueled, live fire, firefighter training systems for public and private industry. Symtron started development of its computer controlled, live fire, firefighter training systems under an initial contract with the U.S. Army in 1978. It was purchased by United in 1994. Contingent purchase price amounts are payable if certain pretax profits, as defined in the purchase agreement, are earned for each of the years in the five year period ended December 31, 1998. Included in general and administrative expenses in 1998, 1997 and 1996 are such contingent payments totaling $265,000, $723,000 and $254,000, respectively. Furthermore, in 1995 the Company recorded a $1,000,000 contingent payment based on profits on contracts existing at the acquisition date and the net worth of Symtron at specified dates which was likewise classified as general and administrative expense. Symtron's 1998 sales consisted of production for military and commercial customers. The main office and plant of Symtron are located in Fair Lawn, New Jersey. In the international markets, Symtron is faced with significant competition from several small firms.

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

Transportation

AAI Transportation Systems, a division of AAI, is engaged in the manufacturing and integration of transit systems primarily for municipal customers within the United States. Its products and services are focused in overhaul, fabrication, assembly and systems integration.

Electric Transit, Inc. (ETI), a corporation owned 35% by AAI and 65% by Skoda, a Czech Republic firm, has become one of the domestic market leaders in manufacturing electric trolley buses. It has won contracts in both Dayton, Ohio for the Miami Valley Regional Transit Authority and the city and county of San Francisco, the only such contracts awarded in the United States since 1994. ETI is an unconsolidated affiliate of AAI and accordingly, AAI records its equity share of income or loss in ETI. However, under these contracts which are valued at $32 million and $168 million, respectively, AAI has received subcontracts of $9.6 million and $53 million, respectively.

In addition to its electric trolley bus business, AAI performs overhaul and remanufacturing work for a variety of transit customers and produces an assortment of transit equipment including fabricated trucks for both heavy and light railcars.

The products and services of Transportation Systems compete with those of several other larger as well as smaller manufacturers. The main office and operating facilities are located in Hunt Valley, Maryland.

For additional information concerning United's subsidiaries reference is made to information set forth in the Letter to Shareholders contained in United's 1998 Annual Report to Shareholders (the "Annual Report"), which letter is incorporated herein by reference.

General

Employees

As of March 1, 1999 United and its subsidiaries had approximately 1,800 employees. Approximately 133 of these employees are represented by several unions under contracts expiring between July 2000 and January 2001. United considers its employee relationships to be satisfactory.

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

Research and Development

During 1998, 1997 and 1996 the subsidiaries of United (exclusive of AAI) expended approximately $201,000, $144,000 and $639,000, respectively, on the development of new products and the improvement of existing products. All of the programs and the funds to support such programs are sponsored by the subsidiary involved. In addition to the above amount, AAI is engaged in research and development primarily for the U.S. Government.

Backlog

The backlog of orders by industry segment at December 31, 1998 and 1997 was as follows:


                                1998                             1997
                                ----                             ----

Defense                   $146,634,000                     $121,891,000
Energy Systems               9,334,000                        9,016,000
Transportation              53,860,000                       57,309,000

Except for approximately $77,000,000, substantially all of the backlog orders at December 31, 1998 are expected to be filled in 1999.

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

Foreign Operations and Export Sales

United and its subsidiaries have no significant foreign operations. During 1998, 1997 and 1996 export sales by United and its subsidiaries amounted to approximately $40,994,000, $41,832,000 and $28,458,000, respectively.


ITEM 2.           PROPERTIES

United maintains executive and administrative offices at leased premises at 570 Lexington Avenue, New York, N.Y., which lease expires in August 2008. The following is a tabulation of the principal properties owned or leased by United's subsidiaries as at March 25, 1999.

                                                                          Approximate
                                                                          Area                      Owned
Location                           Principal Use                          in Square Feet            or Leased
--------                           -------------                          --------------            ---------
1510 East First Street             Machine shop, steel fabrication,       194,910 floor space       Owned in fee
Monroe, MI                         engineering and sales facilities of    on 14.4 acres of land
                                   Detroit Stoker                         (East Building)

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

15290 Fifteen Mile Road            Foundry,                               59,386 floor space        Owned in fee
Marshall, MI                       Midwest Metallurgical                  on 28.4 acres of land

2735 W Fifth                       Assembly and Administrative Facility   59,000                    Leased to
North Street                       of AAI                                                           November 30, 2002
Summerville, SC

21945 Three Noch Road              Office Space of AAI                    1,100                     Leased to May 31,
Lexington Park, MD                                                                                  2000

562 A&B North Dixie Blvd.          Office Space of AAI                    6,000                     Leased to
Radcliffe, KY                                                                                       April 30, 1999


                                                                          Approximate
                                                                          Area                      Owned
Location                           Principal Use                          in Square Feet            or Leased
--------                           -------------                          --------------            ---------

Industry Lane                      Manufacturing, engineering and         429,750 floor space       Owned in fee
Hunt Valley, MD                    administrative facilities of AAI       on 64 acres of land

Clubhouse Road                     Manufacturing, engineering and         148,000                   Leased to
Hunt Valley, MD                    administrative facilities of AAI                                 October 31, 2003

1701 Pollitt Drive                 Administrative, engineering and        30,000                    Leased to June 30,
Fair Lawn, NJ                      manufacturing facilities                                         2001
                                   of Symtron
1505 East Warner Avenue            Manufacturing, engineering and         103,200                   Leased to
Santa Ana, CA                      administrative facilities                                        September 30, 1999
                                   of ACL Technologies
1035 Semoran Boulevard             Sublet                                 900                       Leased to April
Winter Park, FL                                                                                     30, 1999


For information with respect to obligations for lease rentals, see Note 9 of the Notes to Financial Statements in the Annual Report, which Note is incorporated herein by reference. United considers its properties to be suitable and adequate for its present needs. The properties are being substantially utilized.


ITEM 3.           LEGAL PROCEEDINGS

The Company, along with numerous other parties, has been named in five tort actions in Maricopa County Superior Court relating to environmental matters based on allegations partially related to a predecessor's operation of a small facility at a site in the State of Arizona that manufactured semi-conductors between 1959 and 1960. All such operations of the Company were sold by 1961. These tort actions seek recovery for personal injury and property damage among other damages based on exposure to solvents allegedly released at the site.

These suits allege that the plaintiffs have been exposed to contaminated groundwater in the Phoenix/Scottsdale, Arizona area and suffer increased risk of disease and other physical effects. They also assert property damages under various theories; seek to have certain scientific studies performed concerning health risks, preventative measures and long-term effects; and seek incidental and consequential damages, punitive damages, and an injunction against actions causing further exposures.

The Company recently reached a written agreement in principle to settle all of these matters with the plaintiffs for, among other items, a cash payment of

$4,250,000. The settlement is subject to formal execution of a settlement agreement and approval by the Superior Court of Maricopa County.

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

                                                                                                       Age at
              Name                               Position, Office                                December 31, 1998
              ----                               ----------------                                -----------------
Richard R. Erkeneff*             --  President of the Company (since October 1995) and AAI              63
                                     (since November 1993).

Robert Worthing                  --  Vice President and General Counsel of the Company (since           53
                                     July, 1995); General Counsel of AAI (since April, 1992).

Susan Fein Zawel*                --  Vice President, Corporate Communications and Associate             44
                                     General Counsel (since June 1995), Secretary (since May
                                     1994) and Counsel (1992 to 1995) of the Company.

James H. Perry                   --  Vice President (since May 1998), Chief Financial Officer           37
                                     (since October, 1995) and Treasurer (since December 1994)
                                     of the Company; and Senior Manager
                                     (October 1992 to November 1994) at Ernst & Young LLP, an
                                     accounting firm.

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


ITEM 6.     SELECTED FINANCIAL DATA

Reference is made to the information set forth in the sections entitled "Five-Year Financial Data" on page 49 of the Annual Report, which section is incorporated herein by reference.


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


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information regarding Quantitative and Qualitative Disclosures About Market Risk contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 23 of the Annual Report, which section is incorporated herein by reference.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors and consolidated financial statements included on pages 29 through 47 of the Annual Report are incorporated herein by reference.


ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Shareholders of United to be held on May 11, 1999 (the "Proxy Statement"), which section (other than the Compensation Committee Report and Performance Graph) is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

            (3)         Exhibits:

            (3)(a)-     Restated Certificate of Incorporation of United.

            (3)(b)-     Amended and Restated By-Laws of United (2).

            (10)(a)- United Industrial Corporation 1994 Stock Option Plan, as amended (3).

            (10)(b) United Industrial Corporation 1996 Stock Option Plan for Nonemployee Directors (4).

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

            (10)(j)- Employment Agreement dated December 8, 1998, between United and Richard R. Erkeneff.

            (10)(k)- Employment Agreement, dated January 8, 1996, between United and Susan Fein Zawel (the "Zawel Employment Agreement") (2).

            (10)(l)- Amendment dated as of January 11, 1999, between United and Susan Fein Zawel to the Zawel Employment Agreement.

            (10)(m)- Employment Agreement, dated February 9, 1996, between United and James H. Perry (the "Perry Employment Agreement") (2).

            (10)(n)- Amendment dated as of September 29, 1996, between United and James H. Perry to the Perry Employment Agreement
                        (7).

            (10)(o)- Stock Purchase Agreement between All Weather, Inc. and AAI Corporation dated September 30, 1997 (8).

            (11)-       Computation of Earnings Per Share.

            (13)-       United's 1998 Annual Report to Shareholders.

            (21)-       Subsidiaries of United.

            (23)-       Consent of Independent Auditors.

            (27)-       Financial Data Schedule.

                  (1) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission on March 31, 1994, File No. 1-4252.

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

                  (5) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

                  (6) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

                  (7) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

                  (8) Incorporated by reference to United's Current Report on Form 8-K filed on October 17, 1997.


                           (b) - Reports on Form 8-K - United did not file any
                  reports on Form 8-K during the quarter ended December 31, 1998.

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


                                    UNITED INDUSTRIAL CORPORATION
                                    (Registrant)

                                    By: /s/ Richard R. Erkeneff
                                        -------------------------------------
                                        Richard R. Erkeneff, President

                                    Date: March 30, 1999
                                          -----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               Name                                             Date
               ----                                             ----

/s/ Harold S. Gelb                                         March 30, 1999
-----------------------------------------------
Harold S. Gelb,
Chairman of the Board and Director


/s/ Joseph S. Schneider                                    March 30, 1999
-----------------------------------------------
Joseph S. Schneider, Director


/s/ Richard R. Erkeneff                                    March 30, 1999
-----------------------------------------------
Richard R. Erkeneff, President and
Chief Executive Officer and Director


/s/ Edward C. Aldridge, Jr.                                March 30, 1999
-----------------------------------------------
Edward C. Aldridge, Jr., Director


/s/ E. Donald Shapiro                                      March 30, 1999
-----------------------------------------------
E. Donald Shapiro, Director


/s/ Susan Fein Zawel                                       March 30, 1999
-----------------------------------------------
Susan Fein Zawel,
Vice President and Director


/s/ James H. Perry                                         March 30, 1999
-----------------------------------------------
James H. Perry,
Vice President, Treasurer and
Chief Financial Officer (Principal
Financial and Accounting Officer)

                           Annual Report on Form 10-K

                       Item 14(a) (1) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules




                          Year ended December 31, 1998

                          United Industrial Corporation

                               New York, New York

Form 10-K--Item 14(a) (1) and (2)

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of United Industrial Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1998, are incorporated by reference in Item 8:

Consolidated Balance Sheets--December 31, 1998 and 1997

Consolidated Statements of Operations--
         Years Ended December 31, 1998, 1997 and 1996
Consolidated Statements of Cash Flows
         Years Ended December 31, 1998, 1997 and 1996
Notes to Financial Statements

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

REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of United Industrial Corporation and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated March 2, 1999. Our audits also included the financial statement schedule listed in Item 14(d) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company's management.
Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                         ERNST & YOUNG LLP


New York, New York
March 2, 1999

                Schedule II -- Valuation and Qualifying Accounts

                 United Industrial Corporation and Subsidiaries

                                December 31, 1998

               COL. A                      COL. B                       COL. C                       COL. D             COL. E
                                                                  (1)               (2)
                                         BALANCE AT           CHARGED TO         CHARGED TO                           BALANCE AT
                                          BEGINNING            COSTS AND       OTHER ACCOUNTS      DEDUCTIONS           END OF
            DESCRIPTION                   OF PERIOD            EXPENSES          (DESCRIBE)        (DESCRIBE)           PERIOD
            -----------                   ---------            --------          ----------        ----------           ------
YEAR ENDED DECEMBER 31, 1998:
 Deducted from asset account:
  Allowance for doubtful accounts         $ 240,000                                               $ 5,000 (B)         $ 235,000
                                          =========                                               ===========         =========
Product warranty liability               $1,072,000                                              $ 432,000 (B)        $ 640,000
                                         ==========                                              =============        =========

Year ended December 31, 1997:
  Deducted from asset account:
  Allowance for doubtful accounts         $ 245,000                                                $ 5,000(B)         $ 240,000
                                          =========                                                ==========         =========

Product warranty liability                $ 579,000            $ 493,000                                              $1,072,000
                                          =========            =========                                              ==========

Year ended December 31, 1996:
  Deducted from asset accounts:
  Allowance for doubtful accounts         $ 310,000                                               $ 65,000 (A)        $ 245,000
                                          =========                                               ============        =========
Product warranty liability                $ 650,000                                               $ 71,000 (B)        $ 579,000
                                          =========                                               ============        =========


(A) Uncollectible accounts written off, net of recoveries.

(B) Reduction of valuation account.

                                  EXHIBIT INDEX


          Exhibit No.
          -----------

            (3)(a)-     Restated Certificate of Incorporation of United.

            (3)(b)-     Amended and Restated By-Laws of United (2).

            (10)(a)- United Industrial Corporation 1994 Stock Option Plan, as amended (3).

            (10)(b) United Industrial Corporation 1996 Stock Option Plan for Nonemployee Directors (4).

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

            (10)(j)- Employment Agreement dated December 8, 1998, between United and Richard R. Erkeneff.

            (10)(k)- Employment Agreement, dated January 8, 1996, between United and Susan Fein Zawel (the "Zawel Employment Agreement") (2).

            (10)(l)- Amendment dated as of January 11, 1999, between United and Susan Fein Zawel to the Zawel Employment Agreement.

            (10)(m)- Employment Agreement, dated February 9, 1996, between United and James H. Perry (the "Perry Employment Agreement") (2).

            (10)(n)- Amendment dated as of September 29, 1996, between United and James H. Perry to the Perry Employment Agreement
                        (7).

            (10)(o)- Stock Purchase Agreement between All Weather, Inc. and AAI Corporation dated September 30, 1997 (8).

            (11)-       Computation of Earnings Per Share.

            (13)-       United's 1998 Annual Report to Shareholders.

            (21)-       Subsidiaries of United.

            (23)-       Consent of Independent Auditors.

            (27)-       Financial Data Schedule.

                  (1) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission on March 31, 1994, File No. 1-4252.

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