Form 10-Q
period 1999-03-31
UNITED INDUSTRIAL CORP /DE/
filed 1999-05-14
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended      March 31, 1999
                                          --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from _____________ To _____________


                         Commission file number #1-4252


                          UNITED INDUSTRIAL CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 DELAWARE                                     95-2081809
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)       (I.R.S. Identification No.)


                    570 Lexington Avenue, New York, NY 10022
              ----------------------------------------------------
                    (Address of principal executive offices)


                                 Not Applicable
                -------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.


Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,270,013 shares of common stock as of May 3, 1999.

                          UNITED INDUSTRIAL CORPORATION





                                      INDEX




                                                                                      Page #
Part I - Financial Information                                                        ------

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets - Unaudited
            March 31, 1999 and December 31, 1998                                         1

            Consolidated Condensed Statements of Operations -
            Three Months Ended March 31, 1999 and 1998                                   2

            Consolidated Condensed Statements of Cash Flows
            Three Months Ended March 31, 1999 and 1998                                   3

            Notes to Consolidated Condensed Financial Statements                         4


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                5

   Item 3.  Qualitative and Quantitative Disclosures
              about Market Risk                                                          9



PART II - Other Information                                                             10

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS
                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                MARCH 31       DECEMBER 31
                                                                  1999           1998
                                                             ------------    -------------
ASSETS                                                         (Unaudited)
Current Assets
      Cash & cash equivalents                                  $ 16,558          $ 21,126
      Marketable securities                                       5,884             4,702
      Trade receivables                                          37,107            34,316
      Inventories
        Finished goods & work-in-process                         24,981            20,151
        Materials & supplies                                      3,597             3,418
                                                               --------          --------
                                                                 28,578            23,569

      Deferred income taxes                                       5,452             5,451
      Prepaid expenses & other current assets                     8,754             8,295
                                                               --------          --------
            Total Current Assets                                102,333            97,459

Other assets                                                     56,649            56,421

Property & equipment - less allowances
 for depreciation (1999-$84,146; 1998-$82,643)                 $ 30,884            30,566
                                                               --------          --------
                                                               $189,866          $184,446
                                                               ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                         $ 11,166          $ 12,235
      Accrued employee compensation & taxes                       8,823             8,320
      Customer advances                                          13,739             4,303
      Federal income taxes                                        2,258             2,973
      Other liabilities                                           5,074             8,255
      Provision for contract losses                               3,853             4,558
                                                               --------          --------
            Total Current Liabilities                            44,913            40,644

Long-term liabilities                                             4,115             4,175
Deferred income taxes                                             6,933             7,050
Postretirement benefits other than pensions                      23,276            23,136

Shareholders' Equity
      Common stock $1.00 par value
      Authorized - 30,000,000 shares; outstanding
      12,268,013 and 12,250,063 shares -
      1999 and 1998 (net of shares in treasury)                  14,374            14,374
      Additional capital                                         89,542            89,583
      Retained earnings                                          23,337            22,249
      Treasury stock, at cost, 2,106,135 at 1999
      and 2,124,085 shares at 1998                              (16,624)          (16,765)
                                                               --------          --------
                                                                110,629           109,441
                                                               --------          --------

                                                               $189,866          $184,446
                                                               ========          ========

      See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                   Three Months Ended March 31
                                                   ---------------------------
                                                      1999            1998 *
                                                   ------------    -----------
                                                            (Unaudited)

Net sales                                          $ 47,070           $ 47,227

Operating costs & expenses
         Cost of sales                               32,015             33,825
         Selling & administrative                    10,989             10,203
         Other expense (income) - net                 1,010                (91)
         Interest expense                                23                108
         Interest income                               (619)              (575)
                                                   --------           --------

                                                     43,418             43,470
                                                   --------           --------

Income before income taxes                            3,652              3,757
Income taxes                                          1,338              1,434
                                                   --------           --------


Net income                                         $  2,314           $  2,323
                                                   ========           ========


  Net earnings per share:
         Basic                                        $ .19              $ .19
                                                      =====              -----
         Diluted                                      $ .19              $ .18
                                                      =====              -----


See accompanying notes

*Reclassified to conform with
    1998 classifications

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                  THREE MONTHS ENDED MARCH 31
                                                                      1999          1998
                                                                    --------      --------
OPERATING ACTIVITIES                                                    (Unaudited)
--------------------
Net income                                                        $  2,314        $  2,323
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                                      1,846           2,223
  Deferred income taxes                                               (118)             18
  (Decrease) increase in contract loss provision                      (705)           (193)
  Changes in operating assets and liabilities                       (2,570)         (3,774)
  (Decrease) increase in federal income taxes                         (715)            943
                                                                  --------        --------

  Net Cash Provided by
    Operating Activities                                                52           1,540

INVESTING ACTIVITIES
(Increase) decrease in marketable securities                        (1,182)          4,071
Purchase of property and equipment                                  (1,946)         (2,513)
(Increase) decrease in other assets - net                             (389)           (254)
                                                                  --------        --------

  Net (Used in) Cash Provided by
    Investing Activities                                            (3,517)          1,304

FINANCING ACTIVITIES
Increase(decrease) in long-term liabilities                             80            (404)
Proceeds from exercise of stock options                                 43              87
Payments on long-term debt & borrowings                                -              (208)
Dividends                                                           (1,226)         (1,225)
                                                                  --------        --------
  Net Cash Used in Financing Activities                             (1,103)         (1,750)
                                                                  --------        --------

  (Decrease) increase in cash and cash equivalents                  (4,568)          1,094

  Cash and cash equivalents at beginning
   of period                                                        21,126          23,098
                                                                  --------        --------

  Cash and cash equivalents at end
   of period                                                      $ 16,558        $ 24,192
                                                                  ========        ========

See accompanying notes

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


Notes to Consolidated Condensed Financial Statements

March 31, 1999


Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


Note B -  Segment Information

                                             Trans-                      Reconci-
(dollars in thousands)             Defense  portation   Energy   Other   liations   Totals
Three months ended March 31, 1999  -------  ---------   ------   -----   --------   ------
---------------------------------
Revenues from external customers   $35,980   $ 2,650   $ 8,440   $   -    $   -    $47,070
Intersegment revenues                  140       -         -         -       (140)     -
Equity profit (loss) in ventures        84    (1,336)      -         -        -     (1,252)
Segment profit (loss)                4,037    (1,143)    1,183      (426)     -      3,651

Income before income taxes                                                         $ 3,651
                                                                                   =======

Three months ended March 31, 1998
Revenues from external customers   $34,750   $ 2,456   $10,021   $   -    $   -    $47,227
Intersegment revenues                  500       -         -         -       (500)     -
Equity profit (loss) in ventures       -         (58)      -         -        -        (58)
Segment profit (loss)                3,013      (408)    2,094      (942)     -      3,757

Income before income taxes                                                         $ 3,757
                                                                                   =======


Note C - Dividends

A quarterly dividend of $.10 per share is payable May 28, 1999.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information
---------------------------

This report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following: the Company's successful execution of internal performance plans; performance issues with key suppliers, subcontractors and business partners; legal proceedings; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development, commercialization and technological difficulties; capacity and supply constraints or difficulties; legislative or regulatory actions impacting the Company's energy segment and transportation business; changing priorities or reductions in the U.S. Government defense budget; contract continuation and future contract awards; U.S. and international military budget constraints and determinations; and the ability of the Company and third parties to address the Year 2000 issues adequately.


Results of Operations
---------------------

Three months ended March 31, 1999 compared to three months ended March 31, 1998:

Consolidated net sales decreased by $157,000 to $47,070,000 in the first quarter of 1999 as compared to $47,227,000 in the same period in 1998. The Energy segment sales decreased $1,581,000 or 16% to $8,440,000 in the first quarter of 1999 from $10,021,000 in the first quarter of 1998. Sales in the Defense segment increased $1,230,000 or 4% to $35,980,000 in the first quarter of 1999, from $34,750,000 in the same period in 1998 due primarily to a contract with the U.S. Air Force to upgrade Maintenance Training Devices for the C-17 aircraft. During the first quarter of 1998, Detroit Stoker Company, the Company's energy subsidiary recorded sales of $2,800,000 on an unusually large overseas project which was completed in 1998. Transportation segment sales increased $194,000 or 8% to $2,650,000 in the first quarter of 1999, from $2,456,000 in the first quarter of 1998.

Gross margin increased to 32% in the first quarter of 1999 from 28.4% in the first quarter of 1998, primarily due to increases in the Defense and Transportation segments and partially offset by a decrease in the Energy segment. The decrease in the Energy segment resulted from product mix and lower sales volume. The lower gross margin in the Tranportation segment in the first quarter of 1998 primarily resulted from initial costs required to establish this business in its marketplace.

Selling and administrative expenses for the three months ended March 31, 1999 increased $786,000 or 7.7% to $10,989,000 in the first quarter of

1999, from $10,203,000 in the first quarter of 1998. Beginning in 1999 the Corporate overhead allocation charged to the operating units was increased. Consequently, administrative fees in the Other segment were reduced $556,000 related to the increase in such fees received and a like amount increased these costs in the operating segments. The Defense segment's selling and administrative expenses increased $1,116,000, or 16.81% to $7,753,000, in the first quarter of 1999 from $6,637,000 in the same period in 1998. The increase was primarily due to the increase in the Corporate administrative fee allocation, additional state tax on the sale of property and an increase in research and development expenses. The Transportation segment increased expenses by $235,000 in the first quarter of 1999 over the same period last year.

Other expense net increased $1,101,000 to $1,010,000 net expense in the first quarter of 1999, from a net income of $91,000 in the first quarter of 1998. The first quarter of 1998 included a $345,000 gain related to sales of certain assets. Other expense in the Transportation segment increased $1,278,000 due to an increase in the equity loss in its Electric Transit, Inc. ("ETI") venture. ETI is owned 35% by AAI (a wholly owned subsidiary of the Company) and 65% by Skoda, a Czech Republic firm. The Transportation segment recorded 100% of the ETI loss of $1,336,000 in the first quarter of 1999 and in 1998 recorded its 35% equity loss in ETI of $58,000. (See Liquidity and Capital Resources discussion below.)

Interest expense decreased by $85,000 due to reduced borrowings.

Interest income increased by $44,000 due to advances to joint ventures.

Net income was $2,314,000 or $.19 per diluted share in the first three months of 1999, compared to net income of $2,323,000 or $.18 per diluted share in the same period of 1998.


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents decreased $4,568,000 to $16,558,000 at March 31, 1999 from $21,126,000 at December 31, 1998. In addition the Company's investments in marketable securities increased $1,182,000 to $5,884,000 at March 31, 1999 from $4,702,000 at December 31, 1998. Changes in operating assets and liabilities of $2,570,000 were offset by net income of $2,314,000. The major items contributing to the decrease in cash were the increase in marketable securities and dividends of $1,226,000. Receivables from Electric Transit, Inc. ("ETI") amounted to $23,265,000 at March 31, 1999 and $22,375,000 at December 31, 1998. The Company
currently has no significant fixed commitment for capital expenditures. The Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements for the remainder of the calendar year. Its cash requirements consist primarily of its obligation to fund operations.

In 1993, AAI Corporation, a wholly owned subsidiary of the Company ("AAI"), organized a new subsidiary, ETI, to manufacture electric trolley buses ("ETB's") for the U.S. market. In 1994 and again in 1995, ETI conveyed equity interests to Skoda, a Czech Republic firm. Consequently, ETI is owned 35% by AAI and 65% by Skoda and the Company had previously recorded its equity share of income or loss in ETI accordingly.

Management has recently learned that Skoda will likely be unable to secure the necessary financing to execute its subcontract on the San Francisco electric trolley bus program and to meet its funding obligations to ETI. This situation has reduced ETI's ability and willingness to continue to finance Skoda Ostrov s.r.o., Skoda's ETB manufacturing subsidiary which has the subcontract arrangement with ETI until this problem is alleviated. As a result, contract performance by ETI has been adversely affected. ETI and Skoda were until recently negotiating with a bank to obtain credit facilities that along with customer advances would have provided the funds necessary to meet the working capital requirements of both ETI and Skoda Ostrov. This bank has withdrawn from the negotiation, but has expressed a willingness to revisit an arrangement if the ownership of these entities should change.

Due to Skoda's inability to fund ETI as required under ETI's shareholder agreement, AAI has assumed that responsibility in the entirety. Consequently, the loss representing a 100% share of the loss in ETI of $1.3 million or $839,000, net of tax, during the first quarter of 1999, has been provided for by AAI in the accompanying financial statements. This loss was primarily caused by cost growth on the Dayton ETB program during the current quarter. The delivery of these buses is expected to be completed during the third quarter of 1999. Skoda's production delays on the San Francisco project will likely diminish the profitability of that contract. Since sales and gross margin are recorded when the units are delivered, the delays in trolley bus deliveries will result in continued losses throughout 1999.

Contract performance on the two electric trolley bus programs will now depend on AAI advancing working capital funds as required. In order to minimize delays and gain the ability to control the manufacture and delivery of the ETB's, AAI and Skoda have signed a letter of intent for AAI to acquire Skoda Ostrov and all of Skoda's shares in ETI. When consummated, the transaction will provide the Company with a 100% ownership-interest in ETI.

The closing of the transaction is subject to execution and delivery of definitive documents and several closing conditions and, accordingly, no assurances can be given that this transaction will be consummated.

If this transaction is not consummated and ETI and Skoda are unable to obtain alternative sources of financing, it is likely to have a material adverse effect on the Company's results of operations, liquidity and financial condition.


Year 2000
---------

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

The Company is currently  implementing a six phase plan to address this problem:
Awareness, Assessment, Remediation, Validation/Test, Implementation, and Contingency Planning. The Awareness phase is a communication phase to inform employees, suppliers and customers of the Year 2000 issue. The Assessment phase is an inventory and analysis of those systems which may have a problem. The Remediation phase is the correction phase for the problem. The Validation/Test phase is used to verify that corrections have been made properly and completely. The Implementation phase is to actually put the changed systems into production use. The Contingency Planning phase is the development of a plan to detail the Company's reactions to possible future scenarios concerning the Year 2000 issue.

These plans are being implemented on both the Information Technology (IT) areas and the non-IT areas for the transition to the 21st century. IT areas include all computer system hardware and software. Non-IT areas include systems that have embedded computer chips or microprocessors.

The Awareness and Assessment phases are complete for the IT and non-IT systems. The IT systems are estimated to be 95% complete in the Remediation phase and are expected to be completed through the Implementation phase by June 1999. Non-IT systems are estimated to be 95% complete in the Remediation phase and are expected to be completed through the Implementation phase by June 1999.

Many of the Company's products do not require computer systems or do not perform any data processing. These products are currently compliant. Other products have been remediated and are currently compliant. Still other products cannot be remediated because they are based on obsolete computer systems. The Company is working on a case by case basis with its customers to alleviate Year 2000 issues with these products. Although the Company's products continue to undergo normal quality testing procedures, there can be no assurance that these products will contain all necessary date code changes. Any system malfunctions due to the onset of the Year 2000 and any disputes with customers relating to Year 2000 compliance could have a material adverse effect on the Company's business, financial condition or results of operations.

The Company has contacted its IT suppliers asking for Year 2000 compliance statements and status. Each vendor has responded with information necessary to ensure their products compliance. The Company is in the pro cess of completing the steps necessary to make these hardware and software systems compliant by June 1999.

Significant non-IT suppliers to the Company were contacted to determine their compliance during the fourth quarter of 1998. This is necessary to ensure that the Company's products are not delayed due to lack of parts or services. Also, embedded chips in process control equipment, lighting controls, and security systems are being inspected to assure that they will operate properly in the Year 2000.

While the Company has not fully identified all the impacts of the Year 2000 issue or whether all related problems can be resolved without disrupting its business and incurring significant expense, the Company's current estimate is that the costs associated with the Year 2000 issue, and the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse effect on the Company's business, operating results or financial condition. The current estimate of the costs of remediating Year 2000 issues is $700,000. Of the $700,000 approximately $435,000 is budgeted to replace existing hardware and software and $265,000 is budgeted to fix or upgrade existing hardware or software. Of these budgets $550,000 has been spent to date. These costs are less than 10% of the normal IT budget for the Company. These costs are being budgeted through the normal operating budgets of the Company and should not have a major impact on other IT projects or systems.

The Company is currently in the process of identifying potential consequences to the Company if its IT and non-IT systems do not function properly on account of the Year 2000 issue (i.e., most reasonably likely worst case scenarios). Management expects to complete this process by mid 1999. If the Company determines that such consequences could have a material adverse effect on the business, operating results or financial condition, it intends to establish a contingency plan to address the most reasonably likely worst case scenarios. However, in cases beyond the control of the Company there could be some adverse effects. This would be particularly true if major infrastructure systems such as electric distribution grids or major telephone switching centers are disrupted by the Year 2000 issue. Every reasonable effort will be made to minimize these effects.

The costs of the Company's year 2000 project and dates on which the Company believes it will complete such efforts are based on management's current best estimates, which were derived using numerous assumptions regarding future events. There can be no assurances that these estimates will prove to be accurate, and therefore actual results could differ materially from those anticipated. Specific factors that could cause material differences with actual results include, but are not limited to, the results of testing and the timeliness and effectiveness of remediation efforts of third parties.


Contingent Matters
------------------

Reference is made to Item 3. Legal Proceedings, in the annual report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.


Item 3  -  Qualitative and Quantitative Disclosures about Market Risk

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions, and some of these transactions are denominated in foreign currencies. As a result, the Company's financial results could be affected by changes in foreign exchange rates. To mitigate the effect of changes in these rates, the Company has entered into two foreign exchange contracts. There has been no material change in the firmly committed sales exposures and related derivative contracts from December 31, 1998. (See Item 7A
- Form 10-K for December 31, 1998.)

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
                           PART II - Other Information



      Item 4 - Submission of Matters to a Vote of Security Holders

(a)   The Annual Meeting of Shareholders of the Registrant was held on May
      11, 1999.

(b) Richard R. Erkeneff and E. Donald Shapiro were elected directors at the meeting, for terms ending in 2002. The incumbent directors whose terms of office continued after the meeting are Edward C. Aldridge, Jr., Joseph S. Schneider, Harold S. Gelb and Susan Fein Zawel.

(c)   Voting for the election of directors of the Registrant:


                                                             WITHHELD (including
                                       FOR                   broker non-votes)

      Richard R. Erkeneff            9,993,060                  1,108,336
      E. Donald Shapiro              9,992,316                  1,109,080

      Other Matters:

      10,894,316 shares were voted in favor of the proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Registrant for 1999 with 145,633 shares voted against, 61,450 abstentions and 3 broker non-votes. 8,848,747 shares were voted in favor of adopting the 1994 Stock Option Plan, as amended, with 2,138,115 shares voted against, 114,528 abstentions and 12 broker nonvotes. Reference is made to the Registrant's Proxy Statement dated March 25, 1999 for its 1999 Annual Meeting for additional information concerning the matters voted on at the meeting.



      Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      11  -    Computation of Earnings per share


      27  -    Financial Data Schedule


(b) The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         UNITED INDUSTRIAL CORPORATION

Date  May 14, 1999                       By: /s/  James H. Perry
      ------------                           -------------------------------
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