Form 10-Q
period 1999-06-30
UNITED INDUSTRIAL CORP /DE/
filed 1999-08-12
CIK 101271

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              June 30, 1999
                                                     --------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from                  to
                                       -----------------   --------------------

                         Commission file number #1-4252
                                                -------

                          UNITED INDUSTRIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             DELAWARE                                  95-2081809
-------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Identification No.)
incorporation or organization)



                    570 Lexington Avenue, New York, NY 10022
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 Not Applicable
--------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT.


Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,273,213 shares of common stock as of August 3, 1999.

                          UNITED INDUSTRIAL CORPORATION





                                      INDEX
                                      -----







                                                                        Page #
                                                                        ------
Part I - Financial Information

   Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets - Unaudited
                  June 30, 1999 and December 31, 1998                      1

                  Consolidated Condensed Statements of Operations -
                  Three Months and Six Months Ended
                  June 30, 1999 and 1998                                   2

                  Consolidated Condensed Statements of Cash Flows
                  Six Months Ended June 30, 1999 and 1998                  3

                  Notes to Consolidated Condensed Financial Statements     4


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  5


   Item 3.  Qualitative and Quantitative Disclosures about
            Market Risk                                                    11


PART II - Other Information                                                13

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                            JUNE 30                 DECEMBER 31
                                                             1999                       1998
                                                         ------------               -----------
ASSETS                                                   (Unaudited)
------
Current Assets
         Cash & cash equivalents                             $  6,128                  $ 21,126
         Marketable securities                                  3,192                     4,702
         Trade receivables                                     35,406                    34,316
         Inventories
           Finished goods & work in progress                   35,920                    20,151
           Materials & supplies                                 3,737                     3,418
                                                             --------                  --------
                                                               39,657                    23,569

         Deferred income taxes                                  5,451                     5,451
         Prepaid expenses & other current assets               10,929                     8,295
                                                             --------                  --------
                  Total Current Assets                        100,763                    97,459

Other assets       57,533                                      56,421

Property & equipment - less allowances
 for depreciation (1999-$85,697; 1998-$82,643)                 33,320                    30,566
                                                             --------                  --------
                                                             $191,616                  $184,446
                                                             ========                  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
         Accounts payable                                    $  8,388                 $  12,235
         Accrued employee compensation & taxes                  8,547                     8,320
         Customer advances                                     19,976                     4,303
         Federal income taxes                                    (327)                    2,973
         Other liabilities                                      5,249                     8,255
         Provision for contract losses                          4,483                     4,558
                                                             --------                  --------
                  Total Current Liabilities                    46,316                    40,644

Long-term liabilities                                           4,115                     4,175
Deferred income taxes                                           6,868                     7,050
Postretirement benefits other than pensions                    23,441                    23,136

Shareholders' Equity
         Common stock $1.00 par value
         Authorized - 30,000,000 shares; outstanding
         12,272,113 and 12,250,063 shares -
         1999 and 1998 (net of shares in treasury)             14,374                    14,374
         Additional capital                                    89,529                    89,583
         Retained earnings                                     23,534                    22,249
         Treasury stock, at cost, 2,102,035 shares at
         1999 and 2,124,085 shares at 1998                    (16,561)                  (16,765)
                                                             --------                  --------
                                                              110,876                   109,441
                                                             --------                  --------

                                                             $191,616                  $184,446
                                                             ========                  ========
See accompanying notes



                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                                      Three Months Ended                      Six Months Ended
                                                                             June 30                               June 30
                                                                      ------------------                      ----------------
                                                                                              (Unaudited)
                                                                      1999              1998*             1999               1998*
                                                                      ----              ----              ----               ----

Net sales                                                        $  54,032          $  49,940          $ 101,102          $  97,167

Operating costs & expenses
             Cost of sales                                          39,927             37,762             71,942             71,588
             Selling & administrative                               12,687              9,400             23,676             19,602
             Other expense (income)                                    333               (222)             1,343               (313)
             Interest expense                                            1                 11                 24                119
             Interest income                                          (467)              (870)            (1,086)            (1,445)
                                                                 ---------          ---------          ---------          ---------

Total operating costs & expenses                                    52,481             46,081             95,899             89,551
                                                                 ---------          ---------          ---------          ---------

Income before income taxes                                           1,551              3,859              5,203              7,616
Income taxes                                                           127              1,561              1,465              2,995
                                                                 ---------          ---------          ---------          ---------


Net income                                                       $   1,424          $   2,298          $   3,738          $   4,621
                                                                 =========          =========          =========          =========


  Net earnings per share
                      Basic                                      $     .12          $     .19          $     .30          $     .38
                                                                 =========          =========          =========          =========
                      Diluted                                    $     .11          $     .18          $     .30          $     .36
                                                                 =========          =========          =========          =========


See accompanying notes

*Restated to conform with 1998 classifications


                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                       SIX MONTHS ENDED JUNE 30
                                                       ------------------------
                                                                (Unaudited)

                                                            1999          1998
                                                          --------      -------
OPERATING ACTIVITIES
--------------------
Net income                                                $  3,738     $  4,621
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                              3,790        4,207
  Deferred income taxes                                       (182)         224
  Decrease in Federal income tax                            (3,300)      (2,236)
  (Decrease) increase in contract loss provision               (75)          57
  Changes in operating assets and liabilities              (10,765)      (3,700)
                                                          --------     --------

  NET CASH (USED IN) PROVIDED BY
    OPERATING ACTIVITIES                                    (6,794)       3,173

INVESTING ACTIVITIES
--------------------
Decrease in marketable securities                            1,510          631
Purchase of property and equipment                          (6,109)      (5,538)
Proceeds from sale of assets                                  --         18,683
Increase in other assets - net                              (1,530)      (1,631)
                                                          --------     --------

  NET CASH (USED IN) PROVIDED BY
    INVESTING ACTIVITIES                                    (6,129)      12,145

FINANCING ACTIVITIES
--------------------
Increase (decrease) in long-term liabilities                   245         (494)
Payments on long-term debt & borrowings                       --         (5,729)
Dividends                                                   (2,453)      (2,460)
Proceeds from exercise of stock options                        133          548
                                                          --------     --------

  NET CASH USED IN FINANCING ACTIVITIES                     (2,075)      (8,135)
                                                          --------     --------

  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (14,998)       7,183

  CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                21,126       23,098
                                                          --------     --------

  CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                              $  6,128     $ 30,281
                                                          ========     ========


See accompanying notes

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


    Notes to Consolidated Condensed Financial Statements

    June 30, 1999


    NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


    NOTE B - SEGMENT INFORMATION


                                                               Trans-                                       Reconci-
    (Dollars   in   thousands)                     Defense     portation         Energy         Other       liations         Totals
                                                   -------     ---------         ------         -----       --------         ------
   Three months ended June 30, 1999
   --------------------------------
Revenues from external customers                 $  42,930     $   3,166      $   7,936     $    --        $    --        $  54,032
Intersegment revenues                                  468          --             --            --             (468)          --
Equity profit (loss) in ventures                       131          (809)          --            --             --             (678)
Segment profit (loss)                                4,736        (4,062)         1,371          (494)          --            1,551
                                                                                                                          =========

Income before income taxes                                                                                                $   1,551
                                                                                                                          ---------

Six months ended June 30, 1999
------------------------------
Revenues from external customers                 $  78,910     $   5,816      $  16,376     $    --        $    --        $ 101,102
Intersegment revenues                                  608          --             --            --             (608)          --
Equity profit (loss) in ventures                       215        (2,145)          --            --             --           (1,930)
Segment profit (loss)                                8,773        (5,205)         2,554          (919)          --            5,203
                                                                                                                          =========

Income before income taxes                                                                                                $   5,203
                                                                                                                          ---------

Three months ended June 30, 1998
--------------------------------
Revenues from external customers                 $  37,240     $   4,684      $   8,016     $    --        $    --        $  49,940
Intersegment revenues                                  927          --             --            --             (927)          --
Equity profit (loss) in ventures                       357           (49)          --            --             --              308
Segment profit (loss)                                5,080        (1,491)         1,321        (1,051)          --            3,859
                                                                                                                          =========

Income before income taxes                                                                                                $   3,859
                                                                                                                          ---------



Six months ended June 30, 1998
------------------------------
Revenues from external customers                    $71,990       $ 7,140        $18,037       $  --          $  --          $97,167
Intersegment revenues                                 1,427          --             --            --           (1,427)          --
Equity profit (loss) in ventures                        357          (107)          --            --             --              250
Segment profit (loss)                                 8,093        (1,899)         3,415        (1,993)          --            7,616
                                                                                                                             =======

Income before income taxes                                                                                                   $ 7,616
                                                                                                                             -------

Assets in the Transportation segment increased $13,600,000 from December 31, 1998. Inventory increased $6,000,000 and receivables increased $7,700,000.

NOTE C - DIVIDENDS

A quarterly dividend of $.10 per share is payable August 31, 1999.



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

Results of Operations
---------------------

Consolidated net sales during the second quarter of 1999 increased $4,092,000 or 8% to $54,032,000 from $49,940,000 in the second quarter of 1998. The Defense segment experienced growth of $5,690,000 or 15.3% due to a general increase in volume. This increase was partially offset by lower sales in the Transportation segment caused by delays on the San Francisco electric trolley bus (ETB) program. The delay is caused by financing difficulties at Skoda a.s., a Czech Republic firm and 65% shareholder of Electric Transit, Inc. (ETI) and certain of its subsidiaries that are major subcontractors of ETI.

For the six months ended June 30, 1999 net sales totaled $101,102,000 which was $3,935,000 or 4% higher than the $97,167,000 recorded during the like period in 1998. An increase of $6,920,000 or 9.6% was generated by the Defense segment but offset by a decrease in the Energy segment of $1,661,000 or 9% due to delays in expected customer procurements for new equipment. The Transportation segment had a $1,324,000 or 18.5% reduction in sales from the same period last year. The decrease was caused by delays at ETI.

The backlog at June 30, 1999 was $279,000,000, an increase of $63,000,000 or 29%
from $216,000,000 at June 30, 1998. The Transportation segment experienced a $63,000,000 increase generally due to an award to overhaul railcars for New Jersey Transit. Changes in other segments were minor.

The gross margin percentage increased for the three months ended June 30, 1999 to 26.1% compared to 24.4% for the same period in 1998. The Defense segment gross margin increased to 28.5% from 25.6% in the same period last year. The Energy segment gross margin percentage increased to 37.1% from 34.8% in the same period last year. These increases were partially offset by a decrease in the Transportation segment gross margin. The increase in the Defense segment gross margin percentage was due to improved profitability on certain contracts. The decrease in the Transportation segment was primarily caused by electric trolley bus production delays at Skoda which resulted in inadequate production volume at AAI (a wholly owned subsidiary of the Company) for the current levels of overhead expenses.

The gross margin percentage increased for the six months ended June 30, 1999 to 28.8% compared to 26.3% for the same period in 1998. The Defense segment gross margin increased to 29.6% from 26.4% in the same period last year due to improved profitability on certain contracts. The Energy segment had a .8% decrease in gross margin percentage from the same period last year. The decrease in the Transportation segment gross margin was primarily caused by delays at ETI which resulted in inadequate production volume for the current levels of overhead expenses.

Selling and administrative expenses for the three months ended June 30, 1999 increased $3,287,000 or 35% to $12,687,000 from $9,400,000 during the same period in 1998. The Defense segment's expenses increased $2,743,000 or 51% due mostly to increased research and development expense and marketing expenses. This increase is primarily due to efforts associated with certain activities in the unmanned air vehicle (UAV) line of business including the pursuit of the U.S. Army's Tactical UAV program. The Transportation segment's expenses increased $1,008,000 or 88% due to $700,000 of expenses relating to the possible acquisition of the stock of Skoda Ostrov, s.r.o, and the remaining shares of ETI, not owned by AAI, (which acquisition is no longer being pursued) and other various expenses.

Selling and administrative expenses for the six months ended June 30, 1999 increased $4,074,000 or 20.8% to $23,676,000 from $19,602,000 during the same period in 1998. The Defense segment increased selling and administrative expenses by $3,859,000 or 32%. The increase resulted mostly from increased research and development and marketing efforts in the unmanned air vehicle line of business including the pursuit of the U.S. Army's Tactical UAV program. Transportation segment costs increased $1,243,000 or 76% due to expenses of $700,000 relating to the possible acquisition of Skoda Ostrov, s.r.o. and the remaining shares of ETI, not owned by AAI, and other various expenses.

Other expense increased $555,000 to $333,000 in the three months ended June 30, 1999 compared to other income of $222,000 for the same period in 1998. Income from ventures decreased $226,000 in the Defense segment and the venture losses increased by $760,000 in the Transportation segment. Other expenses (excluding ventures) decreased $283,000 in the Defense segment from the same period last year.

Other expense increased $1,656,000 to $1,343,000 during the six months ended June 30, 1999 compared to other income of $313,000 for the same period in 1998. Income from ventures decreased $142,000 in the Defense segment and the venture losses increased by $2,038,000 in the Transportation segment. Other expenses (excluding ventures) decreased $317,000 in the Defense segment from the same period last year.

For the first six months of 1999 compared to the same period in 1998 interest expense decreased by $95,000 due to reduced borrowings. Interest income decreased by $359,000 due to reduced investments.

Net income decreased 38% to $1,424,000 or $.11 per diluted share, in the second quarter of 1999. The decrease was primarily due to increased selling and administrative and other expenses partially offset by increased gross margins. Net income includes a tax benefit of $457,000 or $.04 per diluted share related to the settlement of prior years' taxes.

During the second quarter of 1999 the Company's Transportation segment recorded a loss of $4.1 million ($2.5 million, net of taxes). This loss included $.8 million ($.5 million, net of taxes) related to the Company's interest in ETI and, $700,000 ($439,000, net of taxes) of costs related to the proposed acquisition of Skoda Ostrov, the ETB manufacturing subsidiary of Skoda a.s. and ETI subcontractor. The Company now deems the acquisition impractical. (See Liquidity and Capital Resources.)

ETI's Dayton electric trolley bus program experienced cost growth that resulted in a $700,000 loss ($439,000, net of taxes) during the three month period ended June 30, 1999. Although ETI is owned 35% by AAI Corporation and 65% by Skoda a.s., beginning in 1999 the Transportation segment has recorded 100% of the ETI loss because of Skoda's inability to meet its financial obligations under ETI's shareholder agreement. Although certain items including spare parts and manuals must still be delivered to the customer, ETI has delivered all the trolley buses and all but four units have completed the final acceptance testing process.

Additionally, AAI's subcontract effort on the San Francisco ETB program has been delayed by financing difficulties at Skoda. Consequently, an inadequate volume of production has resulted in revenues insufficient to overcome AAI's current levels of overhead and general and administrative expenses. The lack of sufficient volume is likely to continue throughout 1999 at AAI and as a result management expects these losses to continue through 1999.

The Company is currently reviewing opportunities to curtail its cost structure until the San Francisco production effort is started and evaluating its strategic options in the Transportation segment in light of the continuing losses and financing difficulties.

Net income decreased 19.1% to $3,738,000 or $.30 per diluted share in the first six months of 1999. The decrease was primarily due to increased selling and administrative and other expenses, partially offset by increased gross margins. Net income includes a tax benefit of $457,000 or $.04 per diluted share related to the settlement of prior years taxes.

During the first six months of 1999 the Company's Transportation segment recorded a loss of $5.2 million ($3.3 million, net of taxes.) This loss included $2.1 million ($1.3 million, net of taxes) related to the Company's interest in ETI and $700,000 ($439,000, net of taxes) of costs related to the proposed acquisition of Skoda Ostrov.

For the three months ended June 30, 1999, diluted earnings per share attributable to the Company's Defense, Energy, Transportation, and Other segments were $.27, $.07, $(.20), and $(.03) compared to $.25, $.06, $(.07), and
$(.06) during the like period in 1998.

For the six months ended June 30, 1999, diluted earnings per share attributable to the Company's Defense, Energy, Transportation, and Other segments were $.48, $.13, $(.26), and $(.05) compared to $.40, $.16, $(.09), and $(.11) during the like period in 1998.


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents decreased by $14,998,000 and marketable securities decreased by $1,510,000 from December 31, 1998. Major items accounting for the decrease were: dividends $2,453,000; purchase of property and equipment (net of depreciation) $2,756,000; decrease in Federal income tax liability $3,300,000; decrease in payables and other liabilities of $6,626,000. The Company currently has no significant fixed commitment for capital expenditures. The Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements for the remainder of the calendar year. Its cash requirements consist primarily of its obligations to fund operations.

During the first quarter of 1999 Management learned that Skoda was unable to secure the necessary financing to execute its subcontract on the San Francisco electric trolley bus program and to meet its funding obligations to ETI. This situation reduced ETI's ability to finance Skoda Ostrov, until the financing matters are resolved. As a result, contract performance by ETI has been adversely affected. Contract performance on both electric trolley bus programs currently depends on AAI advancing working capital funds as required. After negotiations with a Czech bank to provide a source of financing to both ETI and Skoda failed during the first quarter of 1999, Management believed that it needed the option to gain full control of ETI and the ability to implement steps to put the business on a sound footing if alternative financing could not be obtained. Consequently, in May 1999 the Company announced that its AAI Corporation subsidiary had signed a letter of intent to acquire Skoda Ostrov, s.r.o., as well as Skoda's 65% interest in ETI. After conducting negotiations with Skoda management, the Company has determined that it is not practical to pursue that option. As a result, during the second quarter of 1999 the Company expensed $700,000 of costs related to the proposed transaction. These costs primarily included investment banking, accounting and legal services. ETI and Skoda have identified another Czech bank to provide a source of financing and negotiations with that institution are continuing.

The Company is currently investigating alternatives in the event that ETI and Skoda are unable to obtain this financing. If production should be unable to commence due to insufficient Skoda financing and the alternative solutions cannot be implemented, there is likely to be a materially adverse effect on the Company's results from operations, liquidity and financial condition.

Due to Skoda's inability to fund ETI as required by ETI's shareholder agreement, AAI has assumed that responsibility in its entirety. While Skoda still has the obligation to provide that funding, beginning in 1999 AAI has recorded 100% of ETI's loss totaling $809,000 ($507,000, net of taxes) and $2,145,000
($1,345,000, net of taxes) during the three and the six month periods ended June 30, 1999, respectively. These losses were primarily generated by cost growth on the Dayton ETB program. Although certain items including spare parts and manuals must still be delivered under this contract, all the trolley buses for Dayton have been delivered to the customer, and all but four units have completed the customer's final acceptance testing process. At June 30, 1999, AAI had advanced, net of its investment and cumulative losses in ETI, $10.2 million to ETI. In addition, AAI has accounts receivable from ETI for work performed on both the Dayton and San Francisco projects of $7.6 million. These amounts totaling $17.8 million are recoverable out of proceeds from the Dayton and San Francisco customers. This amount includes $1.4 million ($878,000, net of taxes) that represents the loss recorded in excess of AAI's 35% equity interest in ETI. Skoda's financial situation and related production delays on the San Francisco program will diminish the profitability on ETI's contract. Because sales and gross margin are recorded when the units are delivered, delays in trolley bus deliveries are expected to result in continued losses at ETI throughout 1999, but at a lesser rate than experienced during the first six months.


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

The Awareness and Assessment phases are complete for both IT and non-IT systems. The Company is pleased to state that all mission critical systems are fully remediated, tested and implemented. Approximately 98% of the Company's non-mission critical systems are also fully remediated, tested and implemented. The remaining systems will be completed by the end of October, 1999.

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

The Company has contacted its IT suppliers asking for Year 2000 compliance statements and status. Each vendor has responded with information necessary to ensure their products compliance. A few vendors have missed their remediation dates and the Company will be implementing their changes to IT systems by the end of October, 1999. None of these systems are considered mission critical.

Significant non-IT suppliers to the Company were contacted to determine their compliance during the fourth quarter of 1998. This was necessary to ensure that the Company's products are not delayed due to lack of parts or services. Also, embedded chips in process control equipment, lighting controls, and security systems are being inspected to assure that they will operate properly in the Year 2000.

While the Company has not fully identified all the impacts of the Year 2000 issue or whether all related problems can be resolved without disrupting its business and incurring significant expense, the Company's current estimate is that the costs associated with the Year 2000 issue, and the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse effect on the Company's business, operating results or financial condition. The current estimate of the costs of remediating Year 2000 issues is $790,000. Of the $790,000 approximately $480,000 is budgeted to replace existing hardware and software and $310,000 is budgeted to fix or upgrade existing hardware or software. Of these budgets $577,000 has been spent to date. These costs are less than 10% of the normal IT budgets for the Company. These costs are being budgeted through the normal operating budgets of the Company and should not have a major impact on other IT projects or systems.

The Company is currently in the process of identifying potential consequences to the Company if its IT and non-IT systems do not function properly on account of the Year 2000 issue (i.e., most reasonably likely worst case scenarios). The Company has developed a three phase contingency plan for minimizing any material impacts during the coming year due to the Year 2000 problem. The phases of this plan will only be executed if some adverse condition presents itself during the next 8 to 10 months. However, in cases beyond the control of the Company there could be some adverse effects. This would be particularly true if major infrastructure systems such as electric distribution grids or major telephone switching centers are disrupted by the Year 2000 issue. Every reasonable effort will be made to minimize these effects.

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


Contingent Matters
------------------

Reference is made to Item 3. Legal Proceedings, in the Annual Report on Form 10-K for the year ended December 31, 1998 which is incorporated herein by reference except as set forth below.

As indicated in the Annual Report on Form 10-K for the year ended December 31, 1998, the Company, along with numerous other parties, has been named in five tort actions in Maricopa County Superior Court relating to environmental matters based on allegations partially related to a predecessor's operation of a small facility at a site in the State of Arizona that manufactured semi-conductors between 1959 and 1960. All such operations of the Company were sold by 1961. These tort actions seek recovery for personal injury and property damage among other damages based on exposure to solvents allegedly released at the site.

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

The Company recently reached a settlement of all of these matters with the plaintiffs for, among other items, a cash payment of $4,250,000. The settlement is subject to approval by the Superior Court of Maricopa County.



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


                    (b) The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           UNITED INDUSTRIAL CORPORATION



Date August 13, 1999                       By: /s/ James H. Perry
     --------------------                     ---------------------------------
                                              James H. Perry
                                              Chief Financial Officer
                                              Vice President and
                                              Treasurer

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


                        INDEX OF EXHIBITS FILED HEREWITH





Exhibit No.                                                       Page
-----------                                                       ----


   11    Computation of Earnings Per Share                         15


   27    Financial Data Schedule                                   16