Form 10-Q
period 1999-09-30
UNITED INDUSTRIAL CORP /DE/
filed 1999-11-15
CIK 101271

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              September 30, 1999
                                                     --------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,294,138 shares of common stock as of November 3, 1999.



78495.0001

                          UNITED INDUSTRIAL CORPORATION



                                      INDEX


                                                                         Page #
Part I - Financial Information

   Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets - Unaudited
                  September 30, 1999 and December 31, 1998                  1

                  Consolidated Condensed Statements of Operations -
                  Three Months and Nine Months Ended
                  September 30, 1999 and 1998                               2

                  Consolidated Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998             3

                  Notes to Consolidated Condensed Financial Statements      4


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   5


   Item 3.  Qualitative and Quantitative Disclosures about
            Market Risk                                                    12


PART II - Other Information                                                13

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                             SEPTEMBER 30                DECEMBER 31
                                                                                                 1999                       1998
                                                                                                 ----                       ----
 ASSETS                                                                                       (Unaudited)
Current Assets
         Cash & cash equivalents                                                                $  8,955                  $ 21,126
         Marketable securities                                                                       -                       4,702
         Trade receivables                                                                        38,611                    34,316
         Inventories
           Finished goods & work in progress                                                      44,380                    20,151
           Materials & supplies                                                                    3,445                     3,418
                                                                                                --------                  --------
                                                                                                  47,825                    23,569

         Deferred income taxes                                                                     5,451                     5,451
         Prepaid expenses & other current assets                                                  10,482                     8,295
                                                                                                --------                  --------
                  Total Current Assets                                                           111,324                    97,459

Other assets                                                                                      54,921                    56,421

Property & equipment - less allowances
 for depreciation (1999-$87,381; 1998-$82,643)                                                    33,407                    30,566
                                                                                                --------                  --------
                                                                                                $199,652                  $184,446
                                                                                                ========                  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
         Accounts payable                                                                       $  6,040                 $  12,235
         Accrued employee compensation & taxes                                                     9,512                     8,320
         Customer advances                                                                        24,742                     4,303
         Federal income taxes                                                                        584                     2,973
         Other liabilities                                                                        10,059                     8,255
         Provision for contract losses                                                             2,406                     4,558
                                                                                                --------                  --------
                  Total Current Liabilities                                                       53,343                    40,644

Long-term liabilities                                                                              4,115                     4,175
Deferred income taxes                                                                              6,836                     7,050
Postretirement benefits other than pensions                                                       23,607                    23,136

Shareholders' Equity
         Common stock $1.00 par value
         Authorized - 30,000,000 shares; outstanding
         12,277,138 and 12,250,063 shares -
         1999 and 1998 (net of shares in treasury)                                                14,374                    14,374
         Additional capital                                                                       89,527                    89,583
         Retained earnings                                                                        24,402                    22,249
         Treasury stock, at cost, 2,097,010 shares at
         1999 and 2,124,085 shares at 1998                                                       (16,552)                  (16,765)
                                                                                                --------                  --------
                                                                                                 111,751                   109,441
                                                                                                --------                  --------

                                                                                                $199,652                  $184,446
                                                                                                ========                  ========

See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                              Three Months Ended                     Nine Months Ended
                                                  September 30                           September 30
                                               ------------------                     -----------------
                                                                        (Unaudited)
                                            1999              1998                  1999             1998*
                                            ----              ----                  ----             ----
Net sales                                 $ 52,094            $ 49,979              $153,196          $147,146

Operating costs & expenses
             Cost of sales                  37,522              38,345               109,464           109,931
             Selling & administrative       11,218               8,623                34,894            28,227
             Other expense                     343               1,269                 1,686               956
             Interest expense                   25                 -                      49               119
             Interest income                  (415)             (1,369)               (1,501)           (2,814)
             Gain on sale of assets            -                  (575)                  -  )             (575)
                                          --------            --------              --------          --------

Total operating costs & expenses            48,693              46,293               144,592           135,844
                                          --------            --------              --------          --------

Income before income taxes                   3,401               3,686                 8,604            11,302
Income taxes                                 1,305               1,325                 2,770             4,320
                                          --------            --------              --------          --------


Net income                                $  2,096            $  2,361              $  5,834          $  6,982
                                          ========            ========              ========          ========


  Net earnings per share
                      Basic                  $ .17               $ .19                 $ .48             $ .57
                                             =====               =====                 =====             -----
                      Diluted                $ .17               $ .19                 $ .47             $ .55
                                             =====               =====                 =====             =====


See accompanying notes

*Restated to conform with 1999 classifications

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                         NINE MONTHS ENDED SEPTEMBER 30
                                                                                   (Unaudited)
                                                                          1999                    1998
                                                                        --------                --------
OPERATING ACTIVITIES
Net income                                                              $  5,834                $  6,982
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                                            6,099                   6,411
  Decrease in federal income tax                                          (2,389)                 (1,114)
  Deferred income taxes                                                     (214)                    (30)
  Gain on sale of assets                                                     -                      (575)
  Decrease in contract loss provision                                     (2,152)                   (753)
  Changes in operating assets and liabilities                            (13,498)                 (2,846)
                                                                        --------                --------

  NET CASH (USED IN) PROVIDED BY
    OPERATING ACTIVITIES                                                  (6,320)                  8,075

INVESTING ACTIVITIES
Decrease in marketable securities                                          4,702                     631
Proceeds from sale of assets                                                 -                    19,617
Purchase of property and equipment - net                                  (8,283)                 (8,788)
Decrease (increase) in other assets - net                                    861                  (1,868)
                                                                        --------               ---------

  NET CASH (USED IN) PROVIDED BY
    INVESTING ACTIVITIES                                                  (2,720)                  9,592

FINANCING ACTIVITIES
Increase (decrease) in long-term liabilities                                 411                    (404)
Payments on long-term debt & borrowings                                      -                    (5,729)
Dividends                                                                 (3,681)                 (3,698)
Proceeds from exercise of stock options                                      139                     798
Purchase of treasury stock                                                   -                      (486)
                                                                        --------                --------

  NET CASH USED IN FINANCING ACTIVITIES                                   (3,131)                 (9,519)
                                                                        --------                --------

  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (12,171)                  8,148

  CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                              21,126                  23,098
                                                                        --------                --------

  CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                            $  8,955                $ 31,246
                                                                        ========                ========

See accompanying notes

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


Notes to Consolidated Condensed Financial Statements

September 30, 1999


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE B - SEGMENT INFORMATION

                                                                     Trans-                                     Reconci-
(Dollars in thousands)                                 Defense      portation       Energy         Other        liations    Totals
----------------------                                 -------      ---------       ------         -----        --------    ------
Three months ended September 30, 1999
-------------------------------------
Revenues from external customers                       $41,398       $ 1,685       $ 9,011        $   -         $   -      $ 52,094
Intersegment revenues                                      807           -             -              -            (807)        -
Equity profit (loss) in ventures                            94          (661)          -              -             -          (567)
Segment profit (loss)                                    4,926        (2,264)        1,334           (595)          -         3,401
                                                                                                                           ========

Income before income taxes                                                                                                 $  3,401
                                                                                                                           --------

Nine months ended September 30, 1999
------------------------------------
Revenues from external customers                      $120,308       $ 7,501       $25,387        $   -         $   -      $153,196
Intersegment revenues                                    1,415           -             -              -          (1,415)        -
Equity profit (loss) in ventures                           309        (2,806)          -              -             -        (2,497)
Segment profit (loss)                                   13,700        (7,469)        3,888         (1,515)          -         8,604
                                                                                                                           ========

Income before income taxes                                                                                                 $  8,604
                                                                                                                           --------

Three months ended September 30, 1998
-------------------------------------
Revenues from external customers                       $37,925       $ 4,047       $ 8,007        $   -         $   -      $ 49,979
Intersegment revenues                                      883           -             -              -            (883)        -
Equity profit (loss) in ventures                           176        (1,577)          -              -             -        (1,401)
Segment profit (loss)                                    5,972        (3,521)        1,355           (120)          -         3,686
                                                                                                                           ========

Income before income taxes                                                                                                 $  3,686
                                                                                                                           --------



Nine months ended September 30, 1998
------------------------------------
Revenues from external customers                      $109,915       $11,187       $26,044        $   -         $   -      $147,146
Intersegment revenues                                    2,310           -             -              -          (2,310)        -
Equity profit (loss) in ventures                           533        (1,684)          -              -             -         1,151
Segment profit (loss)                                   14,065        (5,420)        4,770         (2,113)          -        11,302
                                                                                                                           ========

Income before income taxes                                                                                                 $ 11,302
                                                                                                                           --------

Assets in the Transportation segment increased $8,070,000 from December 31, 1998. Inventory increased $8,738,000.


NOTE C - DIVIDENDS

A quarterly dividend of $.10 per share is payable November 30, 1999.


NOTE D - WEIGHTED AVERAGE SHARES

                                                              Three Months Ended                          Nine Months Ended
                                                                 September 30                               September 30
                                                          1999                  1998                  1999                1998
                                                      ----------            ----------            ----------          ----------
Weighted average shares                               12,277,097            12,369,381            12,268,841          12,316,425

Dilutive effect of stock options                         260,408               295,832               274,707             326,404
                                                      ----------            ----------            ----------          ----------

Diluted weighted average shares                       12,537,505            12,665,213            12,543,548          12,642,829
                                                      ==========            ==========            ==========          ==========


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

Results of Operations

Consolidated net sales during the third quarter of 1999 increased $2,115,000 or 4% to $52,094,000 from $49,979,000 in the third quarter of 1998. The Defense segment experienced growth of $3,473,000 or 9.2% due to a general increase in volume. This increase was partially offset by lower sales in the Transportation segment caused by delays on the San Francisco electric trolley bus (ETB) program. The delay is caused by financing difficulties at Skoda a.s., a Czech Republic firm and 65% shareholder of Electric Transit, Inc. (ETI) and certain of its subsidiaries that are major subcontractors of ETI.

For the nine months ended September 30, 1999 net sales totaled $153,196,000 which was $6,050,000 or 4% higher than the $147,146,000 recorded during the like period in 1998. An increase of $10,393,000 or 9.5% was generated by the Defense segment. The Transportation segment had a $3,686,000 or 33% reduction in sales from the same period last year. The decrease was caused by delays at ETI.

The backlog at September 30, 1999 was $278,000,000, an increase of $80,000,000 or 40% from $198,000,000 at September 30, 1998. The Transportation segment experienced a $63,000,000 increase generally due to an award to overhaul railcars for New Jersey Transit. The Defense segment increased its backlog by $21,000,000.

The gross margin percentage increased for the three months ended September 30, 1999 to 28% compared to 23.3% for the same period in 1998. The Defense segment gross margin increased to 30% from 26% in the same period last year due to improved profitability on certain contracts. The Energy segment gross margin decreased to 30.3% from 35.5% in the same period last year due to competitive forces in the new equipment and retrofits market. The Transportation segment experienced a loss at the gross profit level primarily caused by electric trolley bus production delays at Skoda which resulted in inadequate production volume at AAI (a wholly owned subsidiary of the Company) for the current levels of overhead expenses.

The gross margin percentage increased for the nine months ended September 30, 1999 to 28.6% compared to 25.3% for the same period in 1998. The Defense segment gross margin increased to 29.7% from 26.3% in the same period last year due to improved profitability on certain contracts. The Energy segment had a 2.4% decrease in gross margin percentage from the same period last year. The loss in the Transportation segment gross margin was primarily caused by delays at ETI which resulted in inadequate production volume for the current levels of overhead expenses.

Selling and administrative expenses for the three months ended September 30, 1999 increased $2,595,000 or 30.1% to $11,218,000 from $8,623,000 during the same period in 1998. The Defense segment's expenses increased $2,658,000 or 50.6% due mostly to increased research and development expense and marketing expenses. This increase is primarily due to efforts associated with certain activities in the unmanned air vehicle (UAV) line of business including the pursuit of the U.S. Army's Tactical UAV program. The Transportation segment's expenses increased $183,000 or 22.4%.

Selling and administrative expenses for the nine months ended September 30, 1999 increased $6,667,000 or 23.6% to $34,894,000 from $28,227,000 during the same period in 1998. The Defense segment increased selling and administrative expenses by $6,517,000 or 37.7%. The increase resulted mostly from increased research and development and marketing efforts in the unmanned air vehicle line of business including the pursuit of the U.S. Army's Tactical UAV program. Transportation segment costs increased $1,426,000 or 58.2% due to expenses of $700,000 relating to the possible acquisition of Skoda Ostrov, s.r.o. and the remaining shares of ETI, not owned by AAI, and other various expenses.

Other expense decreased $926,000 to $343,000 in the three months ended September 30, 1999 compared to $1,269,000 for the same period in 1998. The venture losses were $661,000 in the Transportation segment compared with $1,577,000 for the same period in 1998. Other expense (excluding ventures) increased $135,000 in the Defense segment and other income increased $202,000 in the Energy segment from the same period last year.

Other expense increased $730,000 to $1,686,000 during the nine months ended September 30, 1999 compared to $956,000 for the same period in 1998. Income from ventures decreased $224,000 in the Defense segment and the venture losses increased by $1,122,000 in the Transportation segment. Other expense (excluding ventures) decreased $635,000 in the Defense segment and other income increased $256,000 in the Energy segment from the same period last year.

For the first nine months of 1999 compared to the same period in 1998 interest expense decreased by $70,000 due to reduced borrowings. Interest income decreased by $1,313,000 due to reduced investments.

Net income decreased 11% to $2,096,000 or $.17 per diluted share, in the third quarter of 1999 as compared to $2,361,000 or $.19 per diluted share in the third quarter of 1998. The decrease was primarily due to increased selling and administrative and other expense partially offset by increased gross margins. The 1998 third quarter net income included a pre-tax gain on sale of assets of $575,000.

During the third quarter of 1999 the Company's Transportation segment recorded a loss of $2.3 million ($1.4 million, net of taxes). This loss included $.7 million ($.4 million, net of taxes) related to the Company's interest in ETI.

ETI's Dayton electric trolley bus program experienced cost growth that resulted in a $463,000 loss ($290,000, net of taxes) during the three month period ended September 30, 1999. Although ETI is owned 35% by AAI Corporation and 65% by Skoda a.s., beginning in 1999 the Transportation segment has recorded 100% of the ETI loss because of Skoda's inability to meet its financial obligations under ETI's shareholder agreement. All the trolley buses for Dayton have been delivered to and accepted by the customer although certain items including spare parts and manuals must still be delivered.

Additionally, AAI's subcontract effort on the San Francisco ETB program has been delayed by financing difficulties at Skoda (see Liquidity and Capital Resources.) Consequently, an inadequate volume of production has resulted in revenues insufficient to overcome AAI's current levels of overhead and general and administrative expenses. The lack of sufficient volume is likely to continue throughout 1999 at AAI and as a result management expects these losses to continue through 1999.

The Company is currently reviewing opportunities to curtail its cost structure until the San Francisco production effort is started and evaluating its strategic options in the Transportation segment in light of the continuing losses and financing difficulties.

Net income decreased 16.4% to $5,834,000 or $.47 per diluted share in the first nine months of 1999 compared to $6,982,000 or $.55 per diluted share in the first nine months of 1998. The decrease was primarily due to increased selling and administrative expenses and other expense, partially offset by increased gross margins. The 1998 third quarter net income included a pre-tax gain on sale of assets of $575,000.

During the first nine months of 1999 the Company's Transportation segment recorded a loss of $7.5 million ($4.7 million, net of taxes.) This loss included $2.8 million ($1.8 million, net of taxes) related to the Company's interest in ETI and $700,000 ($439,000, net of taxes) of costs related to the proposed acquisition of Skoda Ostrov (see Liquidity and Capital Resources.)

For the three months ended September 30, 1999, diluted earnings per share attributable to the Company's Defense, Energy, Transportation, and Other segments were $.28, $.07, $(.11), and $(.07) compared to $.29, $.07, $(.17), and
$(.00) during the like period in 1998.

For the nine months ended September 30, 1999, diluted earnings per share attributable to the Company's Defense, Energy, Transportation, and Other segments were $.72, $.20, $(.37), and $(.08) compared to $.70, $.23, $(.27), and
$(.11) during the like period in 1998.


Liquidity and Capital Resources

Cash and cash equivalents decreased by $12,171,000 and marketable securities decreased by $4,702,000 from December 31, 1998. Major items accounting for the changes in operating assets and liabilities were increases in trade receivables of $4,295,000 and inventories of $24,256,000, and a decrease in payables of $5,003,000, offset by an increase in customer advances of $20,439,000. The Company currently has no significant fixed commitment for capital expenditures. The Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements until at least June 11, 2000, the expiration date of its existing line of credit. The Company is currently negotiating a replacement line of credit and expects such negotiation to be successful. Its cash requirements consist primarily of its obligations to fund operations.

During the first quarter of 1999 Management learned that Skoda was unable to secure the necessary financing to execute its subcontract on the San Francisco electric trolley bus program and to meet its funding obligations to ETI. As a result, contract performance by ETI has been adversely affected. Contract performance on the electric trolley bus program currently depends on AAI advancing working capital funds as required. After negotiations with a private Czech bank to provide a source of financing to both ETI and Skoda failed during the first quarter of 1999, Management believed that it needed an option to gain full control of ETI and the ability to implement steps to put the business on a sound footing if alternative financing could not be obtained. Consequently, in May 1999 the Company announced that its AAI Corporation subsidiary had signed a letter of intent to acquire Skoda Ostrov, s.r.o., as well as Skoda's 65% interest in ETI. After conducting negotiations with Skoda management, the

Company determined that it was not practical to pursue this option. As a result, during the second quarter of 1999, the Company expensed $700,000 of costs related to the proposed transaction. These costs primarily included investment banking, accounting and legal services. In early June 1999, Skoda and ETI identified the Czech Export Bank (CEB) a Czech government owned entity, as a source of financing.

United Industrial Corporation and Skoda have made significant progress in obtaining financing that will enable Skoda and ETI to execute production on the San Francisco electric trolley bus contract. On November 12, 1999 the Czech Export Bank (CEB) approved credit facilities partially guaranteed by the Czech government's Export Guarantee and Insurance Corporation (EGAP), to ETI and two Skoda subsidiaries subject to borrower approval, review by the San Francisco project's surety and receipt of a certain milestone payment from the customer. In conjunction with the ETI credit facility the Company has agreed to subordinate certain amounts already due it and assume the responsibility of new supplemental funding, if necessary, to ensure contract performance as well as assume joint and several liability on progress payment bonds. Execution of a contract framework agreement that formulates and reduces to writing the understandings, responsibilities and obligations between AAI, ETI and Skoda, including the Skoda subsidiaries that are suppliers to ETI was a precondition established by the Company before it would agree to permit ETI to enter into the credit facility with CEB. On November 13, 1999 AAI, ETI and the Skoda companies executed the framework agreement that enabled AAI, ETI and the Skoda companies to approve the pending CEB credit facilities. Once the surety issues an additional bond, the credit facility is executed by CEB, and the related milestone payment is received, it is expected that there will be sufficient working capital to complete the program. UIC expects all of the financing arrangements to be completed in the fourth quarter. However, if these financing arrangements cannot be completed and a reasonable alternative solution cannot be implemented, there is likely to be a materially adverse effect on the Company's results from operations, liquidity and financial condition.

Due to Skoda's inability to fund ETI as required by ETI's shareholder agreement, until November 8, 1999 AAI had assumed that responsibility in its entirety. While Skoda still has the obligation to provide funding, beginning in 1999 AAI has recorded 100% of ETI's loss totaling $660,000 ($414,000, net of taxes) and $2,806,000 ($1,824,000, net of taxes) during the three and the nine month periods ended September 30, 1999, respectively. These losses were primarily generated by cost growth on the Dayton ETB program. All the trolley buses for Dayton have been delivered to and accepted by the customer although certain items including spare parts and manuals must still be delivered. At September 30, 1999, AAI had advanced, net of its investment and cumulative losses in ETI, $6 million to ETI. In addition, AAI has accounts receivable from ETI for work performed on both the Dayton and San Francisco projects of $7.3 million. These amounts totaling $13.3 million are recoverable out of proceeds from the Dayton and San Francisco customers. This amount includes $1.8 million ($1.1 million, net of taxes) that represents the loss recorded in excess of AAI's 35% equity interest in ETI. Skoda's financial situation and related production delays on the San Francisco program will diminish the profitability on ETI's contract. Also, because sales and gross margin are recorded when the units are delivered, delays in trolley bus deliveries are expected to result in continued losses at ETI throughout 1999.

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

The Awareness and Assessment phases are complete for both IT and non-IT systems. The Company is pleased to state that all mission critical systems are fully remediated, tested and implemented. Approximately 99% of the Company's non-mission critical systems are also fully remediated, tested and implemented. The remaining systems will be completed by the end of the year 1999.

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

The Company has contacted its IT suppliers asking for Year 2000 compliance statements and status. Each vendor has responded with information necessary to ensure their products compliance. A few vendors have missed their remediation dates and the Company will be implementing their changes to IT systems by the end of 1999. None of these systems are considered mission critical.

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

While the Company has not fully identified all the impacts of the Year 2000 issue or whether all related problems can be resolved without disrupting its business and incurring significant expense, the Company's current estimate is that the costs associated with the Year 2000 issue, and the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse effect on the Company's business, operating results or financial condition. The current estimate of the costs of remediating Year 2000 issues is $790,000. Of the $790,000 approximately $480,000 is budgeted to replace existing hardware and software and $310,000 is budgeted to fix or upgrade existing hardware or software. Of these budgets $599,000 has been spent to date. These costs are less than 10% of the normal IT budgets for the Company. These costs are being budgeted through the normal operating budgets of the Company and should not have a major impact on other IT projects or systems.

The Company is currently in the process of identifying potential consequences to the Company if its IT and non-IT systems do not function properly on account of the Year 2000 issue (i.e., most reasonably likely worst case scenarios). The Company has developed a three phase contingency plan for minimizing any material impacts during the coming year due to the Year 2000 problem. The phases of this plan will only be executed if some adverse condition presents itself during the next 4 to 6 months. However, in cases beyond the control of the Company there could be some adverse effects. This would be particularly true if major infrastructure systems such as electric distribution grids or major telephone switching centers are disrupted by the Year 2000 issue. Every reasonable effort will be made to minimize these effects.

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

The Company recently reached a settlement of all of these matters with the plaintiffs for, among other items, a cash payment of $4,250,000. On October 8, 1999 the Superior Court of Maricopa County gave preliminary approval to the settlement, subject to notice and a hearing for all class members.



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


                         (b) The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           UNITED INDUSTRIAL CORPORATION

Date November 15, 1999                     By: /s/ James H. Perry
                                               --------------------------------
                                               James H. Perry
                                               Chief Financial Officer
                                               Vice President and
                                               Treasurer

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


                        INDEX OF EXHIBITS FILED HEREWITH





Exhibit No.                                                            Page
-----------                                                            ----

   27                    Financial Data Schedule                        16