Form 10-K405
period 1999-12-31
UNITED INDUSTRIAL CORP /DE/
filed 2000-03-30
CIK 101271

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K
                                ----------------

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 1999.

                                       or

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE
           TRANSITION
           PERIOD FROM           TO

                         Commission file number: 1-4252

                         UNITED INDUSTRIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                     DELAWARE                                           95-2081809
 (State or Other Jurisdiction of Incorporation or          (I.R.S. Employer Identification No.)
                  Organization)

                              570 LEXINGTON AVENUE
                            NEW YORK, NEW YORK 10022
                             ____(212) 752-8787____
  (Address, Including Zip Code, and Telephone Number, Including Area Code, of
                   Registrant's Principal Executive Offices)

          Securities registered pursuant to Section 12(b) of the Act:

                                                                  Name of Each Exchange
               Title of Each Class                                 on Which Registered
          COMMON STOCK, $1.00 PAR VALUE                          NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

    Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 6, 2000, computed by reference to the closing sale price of the registrant's Common Stock on the New York Stock Exchange on such date: $93,047,518.

    On March 6, 2000, the registrant had outstanding 12,373,638 shares of Common Stock, par value $1.00 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Certain portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference into Parts I and II of this report.

2. Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Shareholders of the registrant to be held on May 9, 2000 are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

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

ITEM 1. BUSINESS

    At December 31, 1999, the operations of United consist of three principal business segments: defense, transportation and energy systems, principally conducted through three wholly-owned subsidiaries.

DEFENSE

AAI CORPORATION

    AAI Corporation ("AAI") is engaged in engineering, development and manufacture in the following major areas: (1) training and simulation systems;
(2) automatic test equipment for electronic systems and components;
(3) unmanned aerial vehicle systems; (4) ordnance systems; and (5) mechanical support systems for industrial, military, and marine applications. Since its inception, AAI's business has been primarily in support of the U.S. Department of Defense ("DOD"). Since 1990, the Company has emphasized diversification into other markets to reduce its dependence on the DOD. The United States defense budget has been significantly reduced in recent years and this trend is expected to continue. In 1999 approximately 79% of the sales volume of AAI consisted of research, development and production of military items under domestic defense contracts compared to 70% in 1998. Certain of the contracts currently being worked on by AAI involve testing systems for U.S. Navy aircraft, training equipment for the U.S. Air Force and U.S. Navy, and weapons handling systems for the U.S. Army. International defense contracts accounted for 5.6% of sales in 1999 as compared to 14% in 1998. These contracts generally related to unmanned aerial vehicle systems and weapon training systems for foreign governments. The balance of AAI's non-transportation business consists of work performed in the non-defense markets, principally hydraulic test equipment.

    Because of the variety of its activities, it is not possible to state precisely the competitive position of AAI with respect to each of its product lines. In the area of training and simulation systems, AAI is one of approximately ten leading organizations developing equipment for the U.S. Government. AAI's ability to obtain orders for training and simulation systems is dependent principally on the ability, expertise and training of its employees and the level of funding by the DOD and foreign military users. A number of large and small companies produce automatic test equipment that compete with AAI for market share. In the area of weapons and munitions, AAI ranks among approximately ten leading companies engaged in development work. However, AAI's production activity in this field is less significant. AAI began development in the Unmanned Aerial Vehicle ("UAV") business in 1986. The Company produces the highly successful Pioneer Unmanned Aerial Vehicle employed by the United States during Operation Desert Storm and in the conflicts in Somalia and Bosnia. In addition, AAI has other UAV systems and products which it markets internationally. AAI is one of several large and small competitors in this field.

    AAI's administrative offices and its principal manufacturing and engineering facilities are located in Hunt Valley, Maryland.

SYMTRON SYSTEMS, INC.

    Symtron Systems, Inc. ("Symtron") is a world leader in the development and sale of advanced, computer controlled, gas-fueled, live-fire firefighter training systems for public and private industry. Symtron started development of these systems under an initial contract with the U.S. Army in 1978. Contingent purchase price amounts were payable if certain pretax profits, as defined in the purchase agreement, were earned for each of the years in the five year period ended December 31, 1998. Included in general and administrative expenses in 1998 and 1997 are such contingent payments totaling $265,000 and $723,000, respectively. The 1999 general and administrative expense includes $107,000 as an adjustment of 1998 contingent payments. Symtron's 1999 sales consisted of production for military and commercial customers. The main office and plant of Symtron are located in Fair Lawn, New Jersey. In the international markets, Symtron is faced with significant competition from several small firms.

ENERGY SYSTEMS

DETROIT STOKER COMPANY

    Detroit Stoker Company ("Detroit Stoker") is a leading supplier of stokers and related combustion equipment for the production of steam used in heating, industrial processing and electric power generation around the world. Detroit Stoker offers a full line of stokers for burning bituminous and lignite coals as well as biomass, municipal solid waste and industrial by-products. Detroit Stoker also provides auxiliary equipment and services including fuel feed and ash removal systems, gas/oil burners and complete aftermarket services for its products. Principal markets include Pulp and Paper, Public Utilities, Independent Power Producers, Industrial manufacturing, Institutional and Cogeneration facilities. The products of Detroit Stoker compete with those of several other manufacturers. Competition is based on several factors including price, features and performance.

    Detroit Stoker's waste to energy technology is used extensively in both public and private plants that generate steam and power from municipal waste. Its solid fuel combustion technologies are particularly well suited for biomass fuels that generate power from waste products such as bark, sugar cane, sawdust, sunflower hulls, and poultry litter. The combustion of biomass fuels is gaining worldwide popularity, as it does not contribute to global warming.

    Detroit Stoker exports its products to Europe, Asia, South America and Australia, and is a market leader in North America. Detroit Stoker's globalization strategy is to further expand both its customer and supplier base in each of these regions.

    Detroit Stoker's administrative offices and its principal manufacturing operations are located in Monroe, Michigan. Detroit Stoker also operates a foundry through a subsidiary (Midwest Metallurgical Laboratory, Inc.) in Marshall, Michigan. The foundry is engaged in the manufacture of grey and ductile iron, stainless steel and special alloy iron castings that are principally used in Detroit Stoker's products.

TRANSPORTATION

    AAI Transportation Systems, a division of AAI, is engaged in the manufacturing and integration of transit systems primarily for municipal customers within the United States. Its products and services are focused in overhaul, fabrication, assembly and systems integration.

    Electric Transit, Inc. (ETI), a corporation owned 35% by AAI and 65% by Skoda, a Czech Republic firm, has become one of the domestic market leaders in manufacturing electric trolley buses. It has won contracts in both Dayton, Ohio for the Miami Valley Regional Transit Authority and the city and county of San Francisco, the only such contracts awarded in the United States since 1994. ETI is an unconsolidated affiliate of AAI and accordingly, AAI records its equity share of income or loss in ETI. Under these contracts which are valued at $32 million and $174 million, respectively, AAI has received subcontracts of $9.4 million and $54.4 million, respectively.

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

    For additional information concerning United's subsidiaries reference is made to information set forth in the Letter to Shareholders contained in United's 1999 Annual Report to Shareholders (the "Annual Report"), which letter is incorporated herein by reference. Reference is also made to the information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which section is incorporated herein by reference.

GENERAL

EMPLOYEES

    As of March 1, 2000 United and its subsidiaries had approximately 1,600 employees. Approximately 113 of these employees are represented by several unions under contracts expiring between July 2000 and January 2001. United considers its employee relationships to be satisfactory.

PATENTS

    United and its subsidiaries own more than 100 United States patents relating to various products, including stokers, marine equipment, ordnance and electronic equipment and firefighter trainers. In addition, United has numerous pending applications for patents. There is no assurance as to how many patents will be issued pursuant to these pending applications. The applications relate to a wide variety of fields, including automation control systems, ordnance devices, and electronic developments. No patent is considered to be of material importance to United.

RESEARCH AND DEVELOPMENT

    During 1999, 1998 and 1997, the subsidiaries of United (exclusive of AAI) expended approximately $117,000, $201,000 and $144,000, respectively, on the development of new products and the improvement of existing products. All of the programs and the funds to support such programs are sponsored by the subsidiary involved. In addition to the above amount, AAI is engaged in research and development primarily for the U.S. Government.

BACKLOG

    The backlog of orders by industry segment at December 31, 1999 and 1998 was as follows:

                                                       1999           1998
                                                   ------------   ------------
Defense..........................................  $153,048,000   $146,634,000
Energy Systems...................................     4,750,000      9,334,000
Transportation...................................   135,018,000     53,860,000

    Except for approximately $93,000,000, substantially all of the backlog orders at December 31, 1999 are expected to be filled in 2000.

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

FOREIGN OPERATIONS AND EXPORT SALES

    United and its subsidiaries have no significant foreign operations. During 1999, 1998 and 1997, export sales by United and its subsidiaries amounted to approximately $42,120,000, $40,994,000 and $41,832,000, respectively.

ITEM 2. PROPERTIES

    United maintains executive and administrative offices at leased premises at 570 Lexington Avenue, New York, N.Y., which lease expires in August 2008. The following is a tabulation of the principal properties owned or leased by United's subsidiaries as at March 24, 2000.

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

15290 Fifteen Mile Road        Foundry, Midwest              59,386 floor    Owned in fee
Marshall, MI                   Metallurgical                 space on 28.4
                                                             acres of land

2735 W Fifth                   Assembly and Administrative   59,000          Leased to
North Street                   Facility of AAI                               November 30, 2002
Summerville, SC

21945 Three Noch Road          Office Space of AAI           1,100           Leased to
Lexington Park, MD                                                           May 31, 2000

562 A&B North Dixie Blvd.      Office Space of AAI           6,000           Leased to
Radcliffe, KY                                                                July 31, 2000

Industry Lane                  Manufacturing, engineering    429,750 floor   Owned in fee
Hunt Valley, MD                and administrative            space on 64
                               facilities of AAI             acres of land

Clubhouse Road                 Manufacturing, engineering                    Leased to:
Hunt Valley, MD                and administrative            153,727         10/31/2003
                               facilities of AAI             29,600          4/30/2005
                                                             48,090          4/30/2005
                                                             55,987          2/29/2005

1701 Pollitt Drive             Administrative, engineering   30,000          Leased to
Fair Lawn, NJ                  and manufacturing facilities                  June 30, 2001
                               of Symtron

3200 Enterprise Street         Manufacturing, engineering    131,544         Leased to
Brea, CA                       and administrative                            April 2009
                               facilities of ACL
                               Technologies

1213 Jefferson Davis Highway   Office Space                  2,200           Leased to
Arlington, VA 22202                                                          February 28, 2001

    For information with respect to obligations for lease rentals, see Note 9 to the Financial Statements in the Annual Report, which Note is incorporated herein by reference. United considers its properties to be suitable and adequate for its present needs. The properties are being substantially utilized.

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

    The Company reached an agreement to settle all of these matters with the plaintiffs for, among other items, a cash payment of $4,250,000. The Superior Court of Maricopa County has scheduled a hearing for final approval of the settlement for March 14, 2000.

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

                                                                                             AGE AT
                                                                                            DECEMBER
NAME                                           POSITION, OFFICE                             31, 1999
----                    ---------------------------------------------------------------  --------------
Richard R. Erkeneff*    --         President of the Company (since October 1995) and           64
                                   AAI (since November 1993).

Robert Worthing         --         Vice President and General Counsel of the Company           54
                                   (since July, 1995); General Counsel of AAI (since
                                   April, 1992).

Susan Fein Zawel*       --         Vice President, Corporate Communications and                45
                                   Associate General Counsel (since June 1995),
                                   Secretary (since May 1994) and Counsel (1992 to
                                   1995) of the Company.

James H. Perry          --         Vice President (since May 1998), Chief Financial            38
                                   Officer (since October, 1995) and Treasurer (since
                                   December 1994) of the Company.

------------------------

*   Member of the Company's Board of Directors

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    Reference is made to the information set forth in Note 14 to the Financial Statements included in Item 8 of this Report concerning dividends, stock prices, stock listing and number of record holders, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    Reference is made to the information set forth in the sections entitled "Five-Year Financial Data" in the Annual Report, which section is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Reference is made to the information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which section is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Reference is made to the information regarding Quantitative and Qualitative Disclosures About Market Risk contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which section is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The report of independent auditors and consolidated financial statements included in the Annual Report are incorporated herein by reference.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Shareholders of United to be held on May 9, 2000 (the "Proxy Statement"), which section (other than the Compensation Committee Report and Performance Graph) is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

(3)                     Exhibits:

(3)(a)-                 Restated Certificate of Incorporation of United (1).

(3)(b)-                 Amended and Restated By-Laws of United (3).

(10)(a)- United Industrial Corporation 1994 Stock Option Plan, as amended (4).

(10)(b)                 United Industrial Corporation 1996 Stock Option Plan for
                        Nonemployee Directors (5).

(10)(c)- Purchase Agreement, dated January 18, 1994, between United and Symtron Systems, Inc. (2).

(10)(d)-                Revolving Line of Credit Loan Agreement, Term Loan Agreement
                        and Security Agreement dated as of June 11, 1997 (amending and restating Credit Agreement dated as of October 13, 1994)
                        by and among First Union Commercial Corporation and the
                        Company, AAI Corporation, AAI Engineering Support, Inc., AAI
                        Systems Management, Inc., AAI/ACL Technologies, Inc.,
                        Detroit Stoker Company, Midwest Metallurgical Laboratory,
                        Inc., Neo Products Co., Symtron Systems, Inc., UIC-Del.
                        Corporation and AAI MICROFLITE Simulation International
                        Corporation (6).

(10)(e)- Pledge and Security Agreement dated as of October 13, 1994 by AAI in favor of the Agent (7).

(10)(f)- Pledge and Security Agreement dated as of October 13, 1994 by the Company in favor of the Agent (7).

(10)(g)-                Security Agreement dated as of October 13, 1994 between AAI and the Agent (7).

(10)(h)-                Security Agreement dated as of October 13, 1994 between each subsidiary of AAI, certain subsidiaries of the Company and the Agent (7).

(10)(i)-                Guaranty dated as of October 13, 1994 by the Company and
                        certain of its subsidiaries and by each subsidiary of AAI in favor of the Agent (7).

(10)(j)-                Employment Agreement, dated December 8, 1998, between United and Richard R. Erkeneff (1).

(10)(k)- Employment Agreement, dated March 3, 2000, between United and Susan Fein Zawel.

(10)(l)- Employment Agreement, dated March 3, 2000, between United and Robert Worthing.

(10)(m)- Employment Agreement, dated March 3, 2000, between United and James H. Perry.

(13)-                   United's 1999 Annual Report to Shareholders.

(21)-                   Subsidiaries of United.

(23)-                   Consent of Independent Auditors.

(27)-                   Financial Data Schedule.

------------------------

(1) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1998.

(2) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission on March 31, 1994, File No. 1-4252.

(3) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Incorporated by reference to United's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 10, 1997.

(5) Incorporated by reference to United's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 26, 1997.

(6) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(7) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

      (b) - Reports on Form 8-K--United did not file any reports on Form 8-K during the quarter ended December 31, 1999.

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

                                                       UNITED INDUSTRIAL CORPORATION
                                                       (Registrant)

                                                       By:  /s/ RICHARD R. ERKENEFF
                                                            ------------------------------------------
                                                            Richard R. Erkeneff, President
                                                            Date: March 29, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                        NAME
                        ----
                 /s/ HAROLD S. GELB
  ------------------------------------------------
                   Harold S. Gelb                             March 29, 2000
         Chairman of the Board and Director

               /s/ JOSEPH S. SCHNEIDER
  ------------------------------------------------
                 Joseph S. Schneider                          March 29, 2000
                      Director

               /s/ RICHARD R. ERKENEFF
  ------------------------------------------------
                 Richard R. Erkeneff                          March 29, 2000
                    President and
        Chief Executive Officer and Director

             /s/ EDWARD C. ALDRIDGE, JR.
  ------------------------------------------------
               Edward C. Aldridge, Jr.                        March 29, 2000
                      Director

                /s/ E. DONALD SHAPIRO
  ------------------------------------------------
                  E. Donald Shapiro                           March 29, 2000
                      Director

                /s/ SUSAN FEIN ZAWEL
  ------------------------------------------------
                  Susan Fein Zawel                            March 29, 2000
             Vice President and Director

                 /s/ JAMES H. PERRY
  ------------------------------------------------
                   James H. Perry
            Vice President, Treasurer and                     March 29, 2000
         Chief Financial Officer (Principal
          Financial and Accounting Officer)

                           ANNUAL REPORT ON FORM 10-K
                      ITEM 14(A) (1) AND (2), (C) AND (D)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                                CERTAIN EXHIBITS
                         FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1999
                         UNITED INDUSTRIAL CORPORATION
                               NEW YORK, NEW YORK

Form 10-K--Item 14(a) (1) and (2)

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules

    The following consolidated financial statements of United Industrial Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1999, are incorporated by reference in Item 8:

    Consolidated Balance Sheets--December 31, 1999 and 1998

    Consolidated Statements of Operations--Years Ended December 31, 1999, 1998 and 1997

    Consolidated Statements of Cash Flows--Years Ended December 31, 1999, 1998 and 1997

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

                         REPORT OF INDEPENDENT AUDITORS

    We have audited the consolidated financial statements of United Industrial Corporation and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 29, 2000. Our audits also included the financial statement schedule listed in Item 14(d) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 29, 2000

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1999

            COL. A                 COL. B               COL. C                COL. D        COL. E
-------------------------------  ----------   ---------------------------   -----------   ----------
                                                 (1)            (2)
                                 BALANCE AT   CHARGED TO     CHARGED TO                   BALANCE AT
                                 BEGINNING    COSTS AND    OTHER ACCOUNTS   DEDUCTIONS      END OF
          DESCRIPTION            OF PERIOD     EXPENSES      (DESCRIBE)     (DESCRIBE)      PERIOD
-------------------------------  ----------   ----------   --------------   -----------   ----------
Year ended December 31, 1999:
  Deducted from asset accounts:
  Allowance for doubtful
  accounts.....................  $  235,000                                               $  235,000
                                 ==========                                               ==========
Product warranty liability.....  $  640,000   $5,000,000                    $ 40,000 (A)  $5,600,000
                                 ==========   ==========                    ===========   ==========
Year ended December 31, 1998:
Deducted from asset account:
Allowance for doubtful
  accounts.....................  $  240,000                                 $  5,000 (A)  $  235,000
                                 ==========                                 ===========   ==========
Product warranty liability.....  $1,072,000                                 $432,000 (A)  $  640,000
                                 ==========                                 ===========   ==========
Year ended December 31, 1997:
Deducted from asset account:
Allowance for doubtful
  accounts.....................  $  245,000                                 $   5,000(A)  $  240,000
                                 ==========                                 ===========   ==========
Product warranty liability.....  $  579,000   $  493,000                                  $1,072,000
                                 ==========   ==========                                  ==========

------------------------

(A) Reduction of valuation account.

                                 EXHIBIT INDEX

EXHIBIT NO.                                                                                          PAGE
-----------                                                                                        --------
 (3)(a)                        --   Restated Certificate of Incorporation of United (1).

 (3)(b)                        --   Amended and Restated By-Laws of United (3).

 (10)(a)                       --   United Industrial Corporation 1994 Stock Option Plan, as
                                    amended (4).

 (10)(b)                       --   United Industrial Corporation 1996 Stock Option Plan for
                                    Nonemployee
                                    Directors (5).

 (10)(c)                       --   Purchase Agreement, dated January 18, 1994, between United and Symtron Systems, Inc. (2).

 (10)(d)                       --   Revolving Line of Credit Loan Agreement, Term Loan Agreement
                                    and Security Agreement dated as of June 11, 1997 (amending and restating Credit Agreement dated as of October 13, 1994)
                                    by and among First Union Commercial Corporation and the
                                    Company, AAI Corporation, AAI Engineering Support, Inc., AAI
                                    Systems Management, Inc., AAI/ACL Technologies, Inc.,
                                    Detroit Stoker Company, Midwest Metallurgical Laboratory,
                                    Inc., Neo Products Co., Symtron Systems, Inc., UIC-Del.
                                    Corporation and AAI MICROFLITE Simulation International
                                    Corporation (6).

 (10)(e)                       --   Pledge and Security Agreement dated as of October 13, 1994 by AAI in favor of the Agent (7).

 (10)(f)                       --   Pledge and Security Agreement dated as of October 13, 1994 by the Company in favor of the Agent (7).

 (10)(g)                       --   Security Agreement dated as of October 13, 1994 between AAI and the Agent (7).

 (10)(h)                       --   Security Agreement dated as of October 13, 1994 between each subsidiary of AAI, certain subsidiaries of the Company and the Agent (7).

 (10)(i)                       --   Guaranty dated as of October 13, 1994 by the Company and
                                    certain of its subsidiaries and by each subsidiary of AAI in favor of the Agent (7).

 (10)(j)                       --   Employment Agreement dated December 8, 1998, between United and Richard R. Erkeneff (1).

 (10)(k)                       --   Employment Agreement, dated March 3, 2000, between United
                                    and Susan Fein Zawel.

 (10)(l)                       --   Employment Agreement, dated March 3, 2000, between United
                                    and Robert Worthing.

 (10)(m)                       --   Employment Agreement, dated March 3, 2000, between United
                                    and James H. Perry.

 (13)                          --   United's 1999 Annual Report to Shareholders.

 (21)                          --   Subsidiaries of United.

 (23)                          --   Consent of Independent Auditors.

 (27)                          --   Financial Data Schedule.

                                 EXHIBIT INDEX

------------------------

(1) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1998.

(2) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission on March 31, 1994, File No. 1-4252.

(3) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Incorporated by reference to United's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 10, 1997.

(5) Incorporated by reference to United's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 26, 1997.

(6) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(7) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.