Form 10-Q
period 2000-03-31
UNITED INDUSTRIAL CORP /DE/
filed 2000-05-11
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     March 31, 2000
                                            --------------

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from               to
                                        -------------    -------------

                         Commission file number #1-4252
                                                -------

                          UNITED INDUSTRIAL CORPORATION
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                            95-2081809
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Identification No.)
 incorporation or organization)


                    570 Lexington Avenue, New York, NY 10022
          ------------------------------------------------------------
                    (Address of principal executive offices)


                                 Not Applicable
          ------------------------------------------------------------
               FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.


Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes  [X]            No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,374,638 shares of common stock as of May 3, 2000.



78495.0001

                          UNITED INDUSTRIAL CORPORATION


                                      INDEX

                                                                          Page #
                                                                          ------
Part I - Financial Information

   Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets - Unaudited
                  March 31, 2000 and December 31, 1999                        1

                  Consolidated Condensed Statements of Operations -
                  Three Months Ended March 31, 2000 and 1999                  2

                  Consolidated Condensed Statements of Cash Flows
                  Three Months Ended March 31, 2000 and 1999                  3

                  Notes to Consolidated Condensed Financial Statements        4


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     5

   Item 3.  Qualitative and Quantitative Disclosures
                    about Market Risk                                         7



PART II - Other Information                                                   9

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS
                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                  MARCH 31            DECEMBER 31*
                                                                                    2000                  1999
                                                                                ------------          ------------
ASSETS                                                                           (Unaudited)
------
Current Assets
         Cash & cash equivalents                                                    $ 13,044            $ 13,092
         Marketable securities                                                         3,462                -
         Trade receivables                                                            48,915              48,395
         Inventories
           Finished goods & work-in-process                                           49,375              38,902
           Materials & supplies                                                        3,054               3,285
                                                                                    --------            --------
                                                                                      52,429              42,187

         Deferred income taxes                                                         6,949               6,949
         Prepaid expenses & other current assets                                       3,002               3,239
                                                                                    --------            --------
                  Total Current Assets                                               127,801             113,862

Other assets                                                                          50,706              56,005

Property & equipment - less allowances
 for depreciation (2000-$87,971; 1999-$86,248)                                        34,835              35,833
                                                                                    --------            --------
                                                                                    $213,342            $205,700
                                                                                    ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
         Accounts payable                                                           $  8,701            $  9,837
         Accrued employee compensation & taxes                                         7,286               7,710
         Customer advances                                                            34,507              25,705
         Federal income taxes                                                          1,744                 636
         Other liabilities                                                             5,755               7,847
         Provision for contract losses                                                 6,774               7,026
                                                                                    --------            --------
                  Total Current Liabilities                                           64,767              58,761

Long-term liabilities                                                                  3,887               3,887
Deferred income taxes                                                                  7,310               7,383
Postretirement benefits other than pensions                                           24,788              24,614

Shareholders' Equity
--------------------
         Common stock $1.00 par value
         Authorized - 30,000,000 shares; outstanding 12,373,638 shares and
         12,294,138 shares - March 31, 2000 and December 31, 1999 (net of
         shares in treasury)                                                          14,374              14,374
         Additional capital                                                           89,398              89,483
         Retained earnings                                                            24,608              23,616
         Treasury stock, at cost, 2,000,510 shares at
         March 31, 2000 and 2,080,010 shares at
         December 31, 1999                                                           (15,790)            (16,418)
                                                                                    --------            --------
                                                                                     112,590             111,055
                                                                                    --------            --------

                                                                                    $213,342            $205,700
                                                                                    ========            ========

See accompanying notes
* Reclassified to conform to 2000 presentation

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                 Three Months Ended March 31
                                                 ---------------------------
                                                  2000                1999
                                               -----------         ----------
                                                         (Unaudited)

Net sales                                       $ 49,936            $ 47,070

Operating costs & expenses
             Cost of sales                        36,960              32,015
             Selling & administrative             10,480              10,989
             Other (income) expense - net           (498)              1,010
             Interest expense                          2                  23
             Interest income                        (526)               (619)
                                                --------            --------

                                                  46,418              43,418
                                                --------            --------

Income before income taxes                         3,518               3,652
Income taxes                                       1,289               1,338
                                                --------            --------


Net income                                      $  2,229            $  2,314
                                                ========            ========


  Net earnings per share:
             Basic                                 $ .18               $ .19
                                                   =====               =====
             Diluted                               $ .18               $ .19
                                                   =====               =====




See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                     THREE MONTHS ENDED MARCH 31
                                                                     ---------------------------
                                                                     2000                   1999
                                                                   --------               --------
OPERATING ACTIVITIES                                                         (Unaudited)
--------------------
Net income                                                        $  2,229                $  2,314
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                                      2,238                   1,846
  Deferred income taxes                                                (73)                   (118)
  Decrease in provision for contract losses                           (252)                   (705)
  Changes in operating assets and liabilities                       (5,375)                 (2,570)
  Increase (decrease) in federal income taxes
     payable                                                         1,108                    (715)
                                                                  --------                 -------

  NET CASH (USED IN) PROVIDED BY
    OPERATING ACTIVITIES                                              (125)                     52

INVESTING ACTIVITIES
Increase in marketable securities                                   (3,462)                 (1,182)
Purchase of property and equipment                                  (1,057)                 (1,946)
Decrease (increase) in other assets - net                            5,130                    (389)
                                                                  --------                --------

  NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                               611                  (3,517)

FINANCING ACTIVITIES
Increase in long-term liabilities                                      174                      80
Proceeds from exercise of stock options                                529                      43
Dividends                                                           (1,237)                 (1,226)
                                                                  --------                --------
  NET CASH USED IN FINANCING ACTIVITIES                             (  534)                 (1,103)
                                                                  --------                --------

  DECREASE IN CASH AND CASH EQUIVALENTS                                (48)                 (4,568)

  CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                        13,092                  21,126
                                                                  --------                --------

  CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                      $ 13,044                $ 16,558
                                                                  ========                ========


See accompanying notes

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


Notes to Consolidated Condensed Financial Statements

March 31, 2000


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


NOTE B -  SEGMENT INFORMATION

                                                         Trans-                                    Reconci-
(dollars in thousands)                    Defense      portation       Energy          Other       liations     Totals
                                          -------      ---------       ------          -----       --------     ------
Three months ended March 31, 2000
---------------------------------
Revenues from external customers          $41,126       $ 1,016       $ 7,794        $   -         $   -       $49,936
Intersegment revenues                         219           -             -              -            (219)        -
Equity profit (loss) in ventures               68           (70)          -              -             -            (2)
Segment profit (loss)                       3,562          (805)        1,226           (465)          -         3,518

Income before income taxes                                                                                     $ 3,518
                                                                                                               =======

Three months ended March 31, 1999
Revenues from external customers          $35,980       $ 2,650       $ 8,440        $   -         $   -       $47,070
Intersegment revenues                         140           -             -              -            (140)        -
Equity profit (loss) in ventures               84        (1,336)          -              -             -        (1,252)
Segment profit (loss)                       4,038        (1,143)        1,183           (426)          -         3,652

Income before income taxes                                                                                     $ 3,652
                                                                                                               =======


NOTE C - DIVIDENDS

A quarterly dividend of $.10 per share is payable May 31, 2000.

NOTE D - WEIGHTED AVERAGE SHARES

                                                     Three Months Ended
                                                           March 31
                                                  2000                1999
                                               ----------          ----------
Weighted average shares                        12,373,638          12,258,713

Dilutive effect of stock options                  215,725             226,297
                                               ----------          ----------

Diluted weighted average shares                12,589,363          12,485,010
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


Results of Operations

Three months ended March 31, 2000 compared to three months ended March 31, 1999:

Consolidated net sales increased by $2,866,000 or 6.1% to $49,936,000 in the first quarter of 2000 from $47,070,000 during the same period in 1999. Sales in the Defense segment increased $5,146,000 or 14% to $41,126,000 from $35,980,000 during the same period in 1999. The Energy segment's sales decreased $646,000 or 8% in the first quarter of 2000 to $7,794,000 from $8,440,000 in the first quarter of 1999. Sales in the Transportation segment decreased $1,634,000 or 61.7% to $1,016,000 during the first quarter of 2000 from $2,650,000 during the 1999 first quarter generally due to delays in electric trolley bus production. This delay was caused by the failure of certain subsidiaries of Skoda a.s that are major subcontractors to Electric Transit, Inc. (ETI) to deliver bus frames and other major components to the Company due to their working capital financing difficulties. ETI is owned 65% by Skoda a.s. and 35% by the Company. Financing arrangements finalized with the Czech Export Bank in February 2000 are expected to provide the necessary working capital to the Skoda a.s. subsidiaries and ETI to execute the San Francisco electric trolley bus program. Consequently, production has begun in the Czech Republic, which should result in production commencing at the Company's facility at the end of the second quarter.

Since December 31, 1999 the backlog increased $42,000,000 to $335,000,000; the increases were $33,000,000 in the Defense segment, $7,000,000 in the Energy segment and $2,000,000 in the Transportation segment.

Gross margin decreased to 26% in the first quarter of 2000 from 32% in the first quarter of 1999. The gross margin in the Defense segment for the first quarter of 2000 was 25.1% compared to 30.9% in the first quarter of 1999. The 1999 gross margin in the Defense segment included accumulated production efficiencies achieved on certain contracts but not previously determinable. The Energy segment gross margin was 34.4% in the first quarter of 2000 and 34.7% in the first quarter of 1999. The gross margin in the Transportation segment was a loss of $17,000 in the first quarter of 2000 compared to a profit of $995,000 in the first quarter of 1999, primarily due to a rail vehicle overhaul contract completed in 1999.

Selling and administrative expenses for the three months ended March 31, 2000 decreased $509,000 or 4.6% to $10,480,000 from $10,989,000 in the first quarter of 1999. Selling and administrative expenses decreased in all segments.

Other income/expense increased $1,508,000 to income of $498,000 in the first quarter of 2000 from expenses of $1,010,000 in the first quarter of 1999. The increase was primarily due a to a reduction in the equity loss in ETI. During 1999 the Transportation segment recorded 100% of the ETI loss because of Skoda's inability to meet its financial obligations under ETI's shareholder agreement. Beginning in 2000, in view of Skoda's financing arrangements with the Czech Export Bank, the Company has returned to recording its equity interest in the earnings of ETI at 35%. In the first quarter of 1999, 100% of the loss or $1,336,000 was recorded compared to a loss of $70,000, or 35% of the loss, in the first quarter of 2000.

Income before taxes decreased by $134,000 or 37% in the first quarter of 2000 from the same period in 1999. Net income decreased $85,000 in the first quarter of 2000 compared to the same period in 1999. Earnings per share were $.18 per diluted share in the first quarter of 2000 compared to $.19 per diluted share in the first quarter of 1999.


Liquidity and Capital Resources

Cash and cash equivalents decreased $48,000 to $13,044,000 at March 31, 2000 from $13,092,000 at December 31, 1999. However, the Company's investments in marketable securities increased $3,462,000 from December 31, 1999. During the first three months of 2000 changes in operating assets and liabilities of $5,375,000 were partially offset by a decrease in other assets of $5,130,000. Other assets decreased from the receipt of cash of $5,702,000 for the payment of a note receivable from ETI. The Company currently has no significant fixed commitment for capital expenditures.

The Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements for the remainder of the calendar year. Its cash requirements consist primarily of its obligation to fund operations. In March 2000, the existing loan agreements were amended, among other things, to extend the expiration date to January 11, 2001, increase the sublimit on letter of credit obligations to $16,500,000 and to limit the aggregate amount of advances to be made to a borrowing base, as defined.


Contingent Matters

Reference is made to Item 3. Legal Proceedings, in the annual report on Form 10-K for the year ended December 31, 1999, which is incorporated herein by reference except as set forth below.

As indicated in the Annual Report on Form 10-K for the year ended December 31, 1999, the Company, along with numerous other parties, has been named in five tort actions in Maricopa County Superior Court relating to environmental matters based on allegations partially related to a predecessor's operation of a small facility at a site in the State of Arizona that manufactured semi-conductors between 1959 and 1960. All such operations of the Company were sold by 1961. These tort actions seek recovery for personal injury and property damage among other damages based on exposure to solvents allegedly released at the site.

These suits allege that the plaintiffs have been exposed to contaminated groundwater in the Phoenix/Scottsdale, Arizona area and suffer increased risk of disease and other physical effects. They also assert property damages under various theories; seek to have certain scientific studies performed concerning health risks, preventive measures and long-term effects; and seek incidental and consequential damages, punitive damages, and an injunction against actions causing further exposures.

The Company reached an agreement to settle all of these matters with the plaintiffs for, among other items, a cash payment of $4,250,000. The Superior Court of Maricopa County has scheduled a hearing for final approval of the settlement for March 14, 2000. The settlement has been approved by the Superior Court of Maricopa County.

In connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of March 31, 2000.


ITEM 3  -  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions, and some of these transactions are denominated in foreign currencies. As a result, the Company's financial results could be affected by changes in foreign exchange rates. To mitigate the effect of changes in these rates, the Company has entered into two foreign exchange contracts. There has been no material change in the firmly committed sales exposures and related derivative contracts from December 31, 1999. (See Item 7A - Form 10-K for December 31, 1999.)

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
                           PART II - Other Information


         ITEM 4 - Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Registrant was held on May 9, 2000.

         (b) Harold S. Gelb and Susan Fein Zawel were elected directors at the meeting, for terms ending in 2003. The incumbent directors whose terms of office continued after the meeting are Richard
                  R. Erkeneff, E. Donald Shapiro, Edward C. Aldridge, Jr., and Joseph S. Schneider.

         (c)      Voting for the election of directors of the Registrant:


                                                      WITHHELD (including
                                     FOR               broker non-votes)

         Harold S. Gelb            11,048,407               531,569
         Susan Fein Zawel          10,192,200             1,387,776

         Other Matters:

         11,351,668 shares were voted in favor of the proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Registrant for 2000 with 170,730 shares voted against, 57,578 abstentions and no broker non-votes. 9,705,275 shares were voted in favor of the proposed amendment to the Amended and Restated Bylaws of the Corporation with 1,797,886 shares voted against, 76,815 abstentions and no broker non-votes. Since at least 80% of the outstanding shares did not vote for the amendment, the amendment was not approved. Reference is made to the Registrant's Proxy Statement dated April 7, 2000 for its 2000 Annual Meeting for additional information concerning the matters voted on at the meeting.



         ITEM 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

         10(a) - Third Amendment to Revolving Line of Credit Loan Agreement, Term Loan Agreement and Security Agreement

         10(b) -  First Amendment to Revolving Note

         27    -  Financial Data Schedule


         (b) The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          UNITED INDUSTRIAL CORPORATION

Date  May 11, 2000                        By: /s/ James H. Perry
      ------------                            --------------------------------
                                              James H. Perry
                                              Chief Financial Officer
                                              Vice President and
                                              Treasurer

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

                        INDEX OF EXHIBITS FILED HEREWITH





Exhibit No.
-----------

  10(a)        Third Amendment to Revolving Line of Credit
               Loan Agreement, Term Loan Agreement and
               Security Agreement

  10(b)        First Amendment to Revolving Note

  27           Financial Data Schedule