Form 10-Q
period 2000-06-30
UNITED INDUSTRIAL CORP /DE/
filed 2000-08-14
CIK 101271

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                       June 30, 2000
                                                              -------------



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from                     to
                                        --------------------- -----------------

                         Commission file number #1-4252
                                               --------

                          UNITED INDUSTRIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Delaware                               95-2081809
--------------------------------------------------------------------------------
     (State or other jurisdiction of            (I.R.S. Identification No.)
      incorporation or organization



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
         Yes  X            No
            ----             ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,375,638 shares of common stock as of August 3, 2000.

                          UNITED INDUSTRIAL CORPORATION



                                      INDEX
                                      -----



                                                                        Page #
                                                                        ------
Part I - Financial Information

   Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets - Unaudited
                  June 30, 2000 and December 31, 1999                         1

                  Consolidated Condensed Statements of Operations -
                  Three Months and Six Months Ended
                  June 30, 2000 and 1999                                      2

                  Consolidated Condensed Statements of Cash Flows
                  Six Months Ended June 30, 2000 and 1999                     3

                  Notes to Consolidated Condensed Financial Statements        4


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     5

   Item 3.  Qualitative and Quantitative Disclosures
            about Market Risk                                                 8



PART II - Other Information                                                   9

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS
                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                   JUNE 30            DECEMBER 31*
                                                                     2000                 1999
                                                                   --------            --------
ASSETS                                                           (Unaudited)
------
Current Assets
         Cash & cash equivalents                                   $ 18,282           $ 13,092
         Trade receivables                                           45,692             48,395
         Inventories
           Finished goods & work-in-process                          52,074             38,902
           Materials & supplies                                       3,349              3,285
                                                                   --------           --------
                                                                     55,423             42,187

         Deferred income taxes                                        6,914              6,949
         Prepaid expenses & other current assets                      2,676              3,239
                                                                   --------           --------
                  Total Current Assets                              128,987            113,862

Other assets                                                         50,565             56,005

Property & equipment - less allowances
 for depreciation (2000-$89,979; 1999-$86,248)                       34,142             35,833
                                                                   --------           --------
                                                                   $213,694           $205,700
                                                                   ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities
-------------------
         Accounts payable                                          $ 12,922           $  9,837
         Accrued employee compensation & taxes                        8,683              7,710
         Customer advances                                           32,092             25,705
         Federal income taxes                                           (53)               636
         Other liabilities                                            3,765              7,847
         Provision for contract losses                                6,359              7,026
                                                                   --------           --------
                  Total Current Liabilities                          63,768             58,761

Long-term liabilities                                                 3,783              3,887
Deferred income taxes                                                 7,256              7,383
Postretirement benefits other than pensions                          24,964             24,614

Shareholders' Equity
--------------------
         Common stock $1.00 par value
         Authorized - 30,000,000 shares; outstanding
         12,374,638 shares and 12,294,138 shares -
         June 30, 2000 and December 31, 1999 (net of
         shares in treasury)                                         14,374             14,374
         Additional capital                                          89,395             89,483
         Retained earnings                                           25,936             23,616
         Treasury stock, at cost, 1,999,510 shares at
         June 30, 2000 and 2,080,010 shares at
         December 31, 1999                                          (15,782)           (16,418)
                                                                   --------           --------
                                                                    113,923            111,055
                                                                   --------           --------

                                                                   $213,694           $205,700
                                                                   ========           ========

See accompanying notes
* Reclassified to conform to 2000 presentation

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                             Three Months Ended           Six Months Ended
                                                  June 30                     June 30
                                            ---------------------     ----------------------
                                                               (Unaudited)
                                               2000        1999          2000         1999
                                            ---------    ---------    ---------    ---------
Net sales                                   $  60,925    $  54,032    $ 110,861    $ 101,102

Operating costs & expenses
             Cost of sales                     46,403       39,927       83,363       71,942
             Selling & administrative          11,451       12,687       21,931       23,676
             Other (income) expense - net        (527)         333       (1,025)       1,343
             Interest expense                      15            1           17           24
             Interest income                     (375)        (467)        (901)      (1,086)
                                            ---------    ---------    ---------    ---------

Total operating costs and expenses             56,967       52,481      103,385       95,899
                                            ---------    ---------    ---------    ---------

Income before income taxes                      3,958        1,551        7,476        5,203
Income taxes                                    1,392          127        2,681        1,465
                                            ---------    ---------    ---------    ---------



Net income                                  $   2,566    $   1,424    $   4,795    $   3,738
                                            =========    =========    =========    =========


  Net earnings per share:
             Basic                          $     .21    $     .12    $     .39    $     .30
                                            =========    =========    =========    =========
             Diluted                        $     .20    $     .11    $     .38    $     .30
                                            =========    =========    =========    =========

See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                  SIX MONTHS ENDED JUNE 30

                                                      2000          1999
                                                    --------      ------
OPERATING ACTIVITIES                                   (Unaudited)
--------------------
Net income                                           $  4,795    $  3,738
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                         4,597       3,790
  Deferred income taxes                                   (92)       (182)
  Decrease in federal income taxes payable               (689)     (3,300)
  Decrease in provision for contract losses              (667)        (75)
  Changes in operating assets and liabilities          (3,607)    (10,765)
                                                     --------    --------

  NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                4,337      (6,794)

INVESTING ACTIVITIES
--------------------
Decrease in marketable securities                        --         1,510
Purchase of property and equipment - net               (2,484)     (6,109)
Decrease (increase) in other assets - net               5,033      (1,530)
                                                     --------    --------

  NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                2,549      (6,129)

FINANCING ACTIVITIES
--------------------
Increase in long-term liabilities                         246         245
Proceeds from exercise of stock options                   533         133
Dividends                                              (2,475)     (2,453)
                                                     --------    --------
  NET CASH USED IN FINANCING ACTIVITIES                (1,696)     (2,075)
                                                     --------    --------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      5,190     (14,998)

  CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                           13,092      21,126
                                                     --------    --------

  CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                         $ 18,282    $  6,128
                                                     ========    ========


See accompanying notes

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


Notes to Consolidated Condensed Financial Statements

June 30, 2000


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


NOTE B -  SEGMENT INFORMATION

                                                     Trans-                                  Reconci-
(Dollars in thousands)                  Defense     portation       Energy        Other      liations       Totals
                                        -------     ---------       ------         -----     --------       ------
Three Months ended June 30, 2000
--------------------------------
Revenues from external customers        $45,257       $ 4,035       $11,633        $   -       $   -        $ 60,925
Intersegment revenues                       315                                                   (315)          -
Equity profit (loss) in ventures            198           (97)                                                   101
Segment profit (loss)                     2,986          (449)        1,949           (528)        -           3,958

Income before income taxes                                                                                  $  3,958
                                                                                                            ========

Six months ended June 30, 2000
------------------------------
Revenue from external customers         $86,383       $ 5,051       $19,427        $   -       $   -        $110,861
Intersegment revenues                       534                                                   (534)          -
Equity profit (loss) in ventures            266          (167)                                                    99
Segment profit (loss)                     6,549        (1,254)        3,175           (994)        -           7,476

Income before income taxes                                                                                  $  7,476
                                                                                                            ========

Three months ended June 30, 1999
--------------------------------
Revenues from external customers        $42,930       $ 3,166       $ 7,936        $   -       $   -        $ 54,032
Intersegment revenues                       468           -             -              -          (468)          -
Equity profit (loss) in ventures            131          (809)          -              -           -            (678)
Segment profit (loss)                     4,736        (4,062)        1,371           (494)        -           1,551

Income before income taxes                                                                                  $  1,551
                                                                                                            ========


Six months ended June 30, 1999
------------------------------
Revenues from external customers                       $78,910       $ 5,816       $16,376        $   -       $   -        $101,102
Intersegment revenues                                      608           -             -              -          (608)          -
Equity profit (loss) in ventures                           215        (2,145)          -              -          -           (1,930)
Segment profit (loss)                                    8,773        (5,205)        2,554           (919)       -            5,203

Income before income taxes                                                                                                 $  5,203
                                                                                                                           ========
At June 30, 2000 assets in the Transportation segment increased approximately
$9,700,000 from December 31, 1999. Inventory increased $15,300,000 and receivables decreased $5,800,000.


Note C - Dividends

A quarterly dividend of $.10 per share is payable August 31, 2000.



NOTE D - WEIGHTED AVERAGE SHARES

                                                            Three Months Ended                           Six Months Ended
                                                                 June 30                                     June 30
                                                      ------------------------------              ------------------------------
                                                          2000                1999                   2000                1999
                                                      ----------          ----------              ----------          ----------
Weighted average shares                               12,374,638          12,270,713              12,374,138          12,264,713
Dilutive effect of stock options                         153,693             337,416                 150,570             281,857
                                                      ----------          ----------              ----------          ----------
Diluted weighted average shares                       12,528,331          12,608,129              12,524,708          12,546,570
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

Results of Operations
---------------------

Consolidated net sales during the second quarter of 2000 increased $6,893,000 or 12.8% to $60,925,000 from $54,032,000 in the second quarter of 1999. The Defense segment experienced growth of $2,327,000 or 5.4% due to a general increase in volume. Sales in the Transportation segment increased $869,000 or 27.5% to $4,035,000 during the second quarter of 2000 from $3,166,000 during the 1999 second quarter. Sales in the Energy segment increased $3,697,000 or 46.6% to $11,633,000 during the second quarter of 2000 from $7,936,000 during the second quarter of 1999. The increase in energy segment sales was primarily due to subsequent capture of customer orders that were delayed during 1999.

For the six months ended June 30, 2000, net sales totaled $110,861,000 which was $9,759,000 or 9.7% higher than the $101,102,000 recorded during the like period in 1999. An increase in sales of $7,473,000 or 9.5% to $86,383,000 was generated by the Defense segment. The Transportation segment's sales decreased $765,000 or 13.2% to $5,051,000 in the first six months in 2000 from $5,816,000 in the same period in 1999. The decrease was generally due to delays in the electric trolley bus production. This delay was caused by the failure of certain subsidiaries of Skoda a.s. that are major subcontractors to Electric Transit, Inc. (ETI) to deliver bus frames and other major components to the Company due to their working capital financing difficulties. ETI is owned 65% by Skoda a.s. and 35% by the Company. Financing arrangements finalized with the Czech Export Bank in February 2000 are expected to provide the necessary working capital to the Skoda a.s. subsidiaries and ETI to execute the San Francisco electric trolley bus program. Consequently, production has begun in the Czech Republic, and production commenced at the Company's facility during the latter part of the second quarter of 2000. Sales in the Energy segment during the first six months of 2000 increased $3,051,000 or 18.6% to $19,427,000 from $16,376,000 in the first six months of 1999. Sales in the first six months of 1999 in the Energy segment were adversely affected by delays in expected customer procurement for new equipment.

The backlog at June 30, 2000 was $392,000,000, an increase of $99,000,000 or 34%
from $293,000,000 at December 31, 1999. The increases were $80,000,000 in the Transportation segment resulting essentially from an order to refurbish railcars for the Metropolitan Transit Authority in Baltimore, Maryland, $17,000,000 in the Defense segment and $2,000,000 in the Energy segment.

The gross margin percentage decreased for the three months ended June 30, 2000 to 23.8% compared to 26.1% for the same period in 1999. The Defense segment gross margin decreased to 23.1% from 28.5% in the same period last year due to the timing of gross margin recognition on several programs. The Energy segment gross margin percentage decreased to 30.1% in the second quarter of 2000 from 37.1% in the same period last year due to a large amount of subcontracting which generates lower gross margin percentages. The Transportation segment experienced a 12.2% gross margin profit in the second quarter of 2000 compared to a gross margin loss in the second quarter of 1999.

The gross margin percentage decreased for the six months ended June 30, 2000 to 24.8% compared to 28.8% for the same period in 1999. The Defense segment gross margin decreased to 24.0% from 29.6% in the same period last year due to the timing of gross margin recognition on several programs. The Energy segment had a decrease in gross margin percentage to 32.3% in the first six months of 2000 from 35.9% the same period last year due to a lower gross margin percentage in the second quarter of 2000. (See above paragraph.) The Transportation segment experienced a 9.4% gross margin profit in the first six months of 2000 compared to a gross margin loss in the same period of 1999.

Selling and administrative expenses for the three months ended June 30, 2000 decreased $1,236,000 or 9.7% to $11,451,000 from $12,687,000 during the same period in 1999. The Defense segment's selling and administrative expenses decreased $130,000 or 1.6%. The Transportation segment's selling and administrative expenses decreased $1,314,000 to $844,000 in the second quarter of 2000 from $2,158,000 in the same period of 1999. The Transportation segment's selling and administrative expenses in the second three months of 1999 included $700,000 of expenses related to the acquisition of a Skoda a.s. subsidiary which the Company did not pursue.

Selling and administrative expenses for the six months ended June 30, 2000 decreased $1,745,000 or 7.4% to $21,931,000 from $23,676,000 during the same period in 1999. The Defense segment's selling and administrative expenses decreased $574,000 or 3.6%. The Energy segment's selling and administrative expenses for the first six months of 2000 increased $218,000 or 5.3% to $4,332,000 from $4,114,000 in the same period of 1999 primarily due to efforts to increase international market share. The Transportation segment's general and administrative expense in the first six months of 2000 decreased 45.7% to $1,562,000 from $2,877,000 in the same period of 1999. The Transportation segment's selling and administrative expenses in the first six months of 1999 included $700,000 of expenses related to the acquisition noted above which the Company did not pursue.

Other income, net increased $860,000 to $527,000 income during the first three months of 2000 compared to other expense, net of $333,000 for the same period in 1999. The Transportation segment's other expenses decreased by $712,000 in the first three months of 2000 from the same period in 1999. The ETI equity loss (which was recorded at 35%) in the Transportation segment was $97,000 in the second quarter of 2000 compared to an ETI equity loss (which was recorded at 100%) of $809,000 in the same period of 1999.

Other income, net increased $2,368,000 to $1,025,000 in the first six months of 2000 from an expense, net of $1,343,000 in the same period in 1999. The major increases were $397,000 in the Energy segment and $1,978,000 in the Transportation segment. The equity loss in the Transportation segment's ETI venture was $167,000, (which was recorded at 35%) in the first six months of 2000 compared to $2,145,000 (which was recorded at 100%) in the first six months of 1999.

Income before taxes increased $2,407,000 or 155.2% to $3,958,000 in the second quarter of 2000 from $1,551,000 in the second quarter of 1999. Earnings per share were $.20 per diluted share in the second quarter of 2000 compared to $.11 per diluted share in the second quarter of 1999. The increase was primarily due to a reduction in the Transportation segment's loss of $3,613,000 resulting from increased gross profit and reduced expenses. The Energy segment's income before taxes increased $578,000 to $1,949,000 in the second quarter of 2000 from $1,371,000 in the second quarter of 1999, due to increased sales. These increases in income before taxes were partially offset by a reduction in the Defense segment of $1,750,000 to $2,986,000 in the second quarter of 2000 from $4,736,000 in the second quarter of 1999 primarily due to the decrease in gross margin.

Income before taxes increased $2,273,000 or 43.7% to $7,476,000 in the first six months of 2000 from $5,203,000 in the same period in 1999. Earnings per share were $.38 per diluted share in the first six months of 2000 compared to $.30 per diluted share in the first six months of 1999. The Transportation segment reduced the loss before taxes by $3,951,000. The Energy segment increased income before taxes $621,000. The Defense segment decreased income before taxes $2,224,000, primarily due to reduced gross margin in the Defense segment.


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents increased $5,190,000 to $18,282,000 from $13,092,000 at December 31, 1999. Net income, depreciation and amortization were nearly offset by purchases of property and equipment, dividends, and changes in operating assets and liabilities. During the first quarter of 2000, the Company received cash of $5,702,000 in payment of a note receivable from ETI, a joint venture in which the Transportation segment owns a 35% equity interest. The Company currently has no significant fixed commitment for capital expenditures. The Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements through December 31, 2000. The Company's current loan agreement expires on January 11, 2001. Management believes it will be able to secure a replacement financing arrangement prior to January 11, 2001. The Company's cash requirements consist primarily of its obligations to fund operations.


Contingent Matters
------------------

In connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of June 30, 2000.


ITEM 3  -  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions, and some of these transactions are denominated in foreign currencies. As a result, the Company's financial results could be affected by changes in foreign exchange rates. To mitigate the effect of changes in these rates, the Company has entered into two foreign exchange contracts. There has been no material change in the firmly committed sales exposures and related derivative contracts from December 31, 1999. For additional information, see Item 7A in the annual report on Form 10-K for the year ended December 31, 1999.

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
                           PART II - Other Information




         ITEM 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

         27  -    Financial Data Schedule


         (b) The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          UNITED INDUSTRIAL CORPORATION



Date August 11, 2000                      By: /s/ James H. Perry
     ---------------                         ---------------------------------
                                                  James H. Perry
                                                  Chief Financial Officer
                                                  Vice President and
                                                  Treasurer

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


                        INDEX OF EXHIBITS FILED HEREWITH





   Exhibit No.                                               Page
   -----------                                               ----



         27           Financial Data Schedule                 12