Form 10-Q
period 2000-09-30
UNITED INDUSTRIAL CORP /DE/
filed 2000-11-14
CIK 101271

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                  September 30, 2000
                                                         ------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to
                                        --------------------  -----------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,413,638 shares of common stock as of November 3, 2000.



78495.0001

                          UNITED INDUSTRIAL CORPORATION


                                      INDEX

                                                                         Page #
--------------------------------------------------------------------------------
Part I - Financial Information

   Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets - Unaudited
                  September 30, 2000 and December 31, 1999                   1

                  Consolidated Condensed Statements of Operations -
                       Three Months and Nine Months Ended
                       September 30, 2000 and 1999                           2

                  Consolidated Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999              3

                  Notes to Consolidated Condensed Financial Statements       4


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    5

   Item 3.  Qualitative and Quantitative Disclosures
            about Market Risk                                                9



PART II - Other Information                                                 10

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS
                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                SEPTEMBER 30                  DECEMBER 31*
                                                                                     2000                        1999
                                                                                 ------------                 -----------
ASSETS                                                                                          (Unaudited)
------
Current Assets
         Cash & cash equivalents                                                    $ 6,767                     $ 13,092
         Trade receivables                                                           41,481                       48,395
         Other receivables                                                           15,354
         Inventories
           Finished goods & work-in-process                                          61,012                       38,902
           Materials & supplies                                                       2,166                        3,285
                                                                                   --------                     --------
                                                                                     63,178                       42,187

         Deferred income taxes                                                        9,899                        6,949
         Prepaid expenses & other current assets                                      3,078                        3,239
                                                                                   --------                     --------
                  Total Current Assets                                              139,757                      113,862

Other assets                                                                         51,153                       56,005

Property & equipment - less allowances
 for depreciation (2000-$89,982; 1999-$86,248)                                       34,028                       35,833
                                                                                   --------                     --------
                                                                                   $224,938                     $205,700
                                                                                   ========                     ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
         Accounts payable                                                          $ 11,434                      $ 9,837
         Accrued employee compensation & taxes                                        7,810                        7,710
         Customer advances                                                           31,245                       25,705
         Federal income taxes                                                         3,833                          636
         Other liabilities                                                            6,317                        7,847
         Provision for contract losses                                               14,513                        7,026
                                                                                   --------                     --------
                  Total Current Liabilities                                          75,152                       58,761

Long-term liabilities                                                                 3,731                        3,887
Deferred income taxes                                                                 6,046                        7,383
Postretirement benefits other than pensions                                          25,138                       24,614

Shareholders' Equity
--------------------
         Common stock $1.00 par value
         Authorized - 30,000,000 shares; outstanding 12,381,338 shares and
         12,294,138 shares - September 30, 2000 and December 31, 1999
         (net of shares in treasury)                                                 14,374                       14,374
         Additional capital                                                          89,383                       89,483
         Retained earnings                                                           26,844                       23,616
         Treasury stock, at cost, 1,992,810 shares at
         September 30, 2000 and 2,080,010 shares at
         December 31, 1999                                                          (15,730)                     (16,418)
                                                                                   --------                     --------
                                                                                    114,871                      111,055
                                                                                   --------                     --------

                                                                                   $224,938                     $205,700
                                                                                   ========                     ========

See accompanying notes
* Reclassified to conform to 2000 presentation

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                             Three Months Ended                      Nine Months Ended
                                                                 September 30                           September 30
                                                             -------------------                     -----------------
                                                                                   (Unaudited)
                                                             2000            1999                2000               1999
                                                             ----            ----                ----               ----
Net sales                                                 $ 65,797         $ 52,094            $176,658           $153,196

Operating costs & expenses
             Cost of sales                                  59,970           37,522             143,333            109,464
             Selling & administrative                       11,015           11,218              32,946             34,894
             Other (income) expense - net                   (1,736)             343              (2,761)             1,686
             Interest expense                                   (3)              25                  14                 49
             Interest income                                  (194)            (415)             (1,095)            (1,501)
             Gain on sale of assets                         (5,976)             -                (5,976)               -
                                                           -------          -------            --------           --------
Total operating costs and expenses                          63,076           48,693             166,461            144,592
                                                           -------          -------            --------           --------

Income before income taxes                                   2,721            3,401              10,197              8,604
Income taxes                                                   575            1,305               3,256              2,770
                                                           -------          -------            --------           --------

Net income                                                 $ 2,146          $ 2,096            $  6,941           $  5,834
                                                           =======          =======            ========           ========

  Earnings per share:
             Basic                                           $ .17            $ .17               $ .56              $ .48
             Diluted                                         $ .17            $ .17               $ .55              $ .47
                                                             =====            =====               =====              =====


See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                                                                  2000                   1999
                                                                                                --------               --------
OPERATING ACTIVITIES                                                                                       (Unaudited)
--------------------
Net income                                                                                     $  6,941                $  5,834
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Profit on sale of assets                                                                       (4,166)                    -
  Depreciation and amortization                                                                   7,059                   6,099
  Increase (decrease) in federal income taxes                                                     3,197                  (2,389)
  Deferred income taxes                                                                          (4,287)                   (214)
  Increase (decrease) in contract loss provision                                                  7,487                  (2,152)
  Changes in operating assets and liabilities                                                   (23,562)                (13,498)
                                                                                               --------                --------

  NET CASH USED IN OPERATING ACTIVITIES                                                          (7,331)                 (6,320)

INVESTING ACTIVITIES
Decrease in marketable securities                                                                   -                     4,702
Purchase of property and equipment - net                                                         (4,621)                 (8,283)
Decrease in other assets - net                                                                    8,396                     861
                                                                                               --------                --------

  NET CASH PROVIDED BY
   (USED IN) INVESTING ACTIVITIES                                                                 3,775                  (2,720)

FINANCING ACTIVITIES
Increase in long-term liabilities                                                                   368                     411
Dividends                                                                                        (3,712)                 (3,681)
Proceeds from exercise of stock options                                                             575                     139
                                                                                               --------                --------
  NET CASH USED IN FINANCING ACTIVITIES                                                          (2,769)                 (3,131)
                                                                                               --------                --------

 DECREASE IN CASH AND CASH EQUIVALENTS                                                           (6,325)                (12,171)

  CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                                     13,092                  21,126
                                                                                               --------                --------

  CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                                                   $  6,767                 $ 8,955
                                                                                               ========                 =======

See accompanying notes

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


Notes to Consolidated Condensed Financial Statements

September 30, 2000


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Changes in estimates for sales and profits are recognized in the period in which they are determinable using the cumulative catch up method. Change orders or claims are considered in the estimated contract performance at such time as they can be reasonably estimated and their realization is probable.


NOTE B -  SEGMENT INFORMATION

                                                                                    Trans-                    Reconci-
(Dollars in thousands)                                 Defense       Energy       portation        Other      liations      Totals
                                                       -------       ------       ---------        -----      --------      ------
Three Months ended September 30, 2000
-------------------------------------
Revenues from external customers                       $47,823       $ 9,203       $ 8,771        $   -       $   -         $65,797
Intersegment revenues                                      351          -              -              -          (351)          -
Equity profit (loss) in ventures                           -            -              536            -           -             536
Segment profit (loss)                                    3,608           790        (8,215)         6,538         -           2,721

Income before income taxes                                                                                                  $ 2,721
                                                                                                                            =======

Nine months ended September 30, 2000
------------------------------------
Revenue from external customers                       $134,206       $28,630      $ 13,822        $   -       $   -        $176,658
Intersegment revenues                                      885           -             -              -          (885)          -
Equity profit (loss) in ventures                           266           -             369            -           -             635
Segment profit (loss)                                   10,157         3,965        (9,469)         5,544         -          10,197

Income before income taxes                                                                                                  $10,197
                                                                                                                            =======

Three months ended September 30, 1999
-------------------------------------
Revenues from external customers                       $41,398       $ 9,011      $  1,685         $  -       $   -         $52,094
Intersegment revenues                                      807           -             -              -          (807)          -
Equity profit (loss) in ventures                            94           -            (661)           -           -            (567)
Segment profit (loss)                                    4,926         1,334        (2,264)          (595)        -           3,401

Income before income taxes                                                                                                  $ 3,401
                                                                                                                            =======

Nine months ended September 30, 1999
------------------------------------
Revenues from external customers                      $120,308       $25,387       $ 7,501        $   -       $   -        $153,196
Intersegment revenues                                    1,415           -             -              -        (1,415)          -
Equity profit (loss) in ventures                           309           -          (2,806)           -           -          (2,497)
Segment profit (loss)                                   13,700         3,888        (7,469)        (1,515)        -           8,604

Income before income taxes                                                                                                 $  8,604
                                                                                                                           ========

At September 30, 2000 assets in the Transportation segment increased approximately $27,600,000 from December 31, 1999. Inventory increased $27,000,000.


NOTE C - DIVIDENDS

A quarterly dividend of $.10 per share is payable November 28, 2000.


NOTE D - WEIGHTED AVERAGE SHARES

                                                            Three Months Ended                           Nine Months Ended
                                                               September 30                                September 30
                                                         -----------------------                     -----------------------
                                                          2000                1999                   2000                1999
                                                      ----------          ----------              ----------          ----------
Weighted average shares                               12,381,338          12,277,097              12,376,538          12,268,841
Dilutive effect of stock options                         263,824             260,408                 188,321             274,707
                                                      ----------          ----------              ----------          ----------
Diluted weighted average shares                       12,645,162          12,537,505              12,564,859          12,543,548
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

Results of Operations


On September 29, 2000, the Company sold Symtron Systems, Inc. (Symtron), a wholly owned subsidiary, a part of the Defense segment. The operations of Symtron and the profit on the sale are included in the three and nine months financial results.

Consolidated net sales during the three months ended September 30, 2000 increased $13,703,000 or 26.3% to $65,797,000 from $52,094,000 in the same period in 1999. In all segments a general increase in volume was responsible for the increase in sales. Symtron, included in the Defense segment, experienced decreased sales of $2,338,000. If Symtron's operations were excluded from the current period and the same period in 1999, sales would have increased $16,041,000 or 33.1%. Defense segment sales increased $6,425,000 or 15.5%.
Excluding Symtron's operations, the Defense segment sales would have increased $8,764,000 or 23.2%. Transportation segment sales increased to $8,771,000 in the quarter ended September 30, 2000 from $1,685,000 in the same period in 1999.

Consolidated net sales during the nine months ended September 30, 2000 increased $23,462,000 or 15.3% to $176,658,000 from $153,196,000 in the same period in
1999. In all segments a general increase in volume was responsible for the increase in sales. Symtron experienced decreased sales of $4,131,000. If Symtron's operations were excluded from the current period and the same period last year, sales would have increased $27,593,000 or 19.5%. Defense segment sales increased $13,898,000 or 11.6%. Excluding Symtron's operating results, the Defense segment sales would have increased $18,029,000 or 16.6%. Energy segment sales increased $3,243,000 or 12.8% to $28,630,000 in the first nine months of 2000 from $25,387,000 in the same period in 1999. Transportation segment sales increased $6,321,000 or 84.3% to $13,822,000 in the first nine months of 2000 from $7,501,000 in the same period in 1999.

The sales backlog, excluding the Symtron backlog of $6,000,000 at September 30, 2000 was $388,000,000, an increase of $110,000,000 or 39.6% from the September
30, 1999 backlog of $278,000,000 which includes the Symtron backlog of $8,000,000. Excluding Symtron, the backlog would have increased $118,000,000. The Transportation segment backlog increased by $90,000,000, primarily due to the addition of a contract to overhaul rail cars for the Maryland Mass Transit Administration. The Defense segment, excluding Symtron, increased its backlog by $30,000,000 primarily due to contracts from the U.S. Army for the Tactical Unmanned Aerial Vehicle (TUAV). The Energy segment backlog was reduced by $2,000,000.

The gross margin percentage for the three months ended September 30, 2000 decreased to 8.9% compared to 28.0% for the same period in 1999. Excluding Symtron's operations, the gross margin percentage would have decreased to 8.8% from 27.4% in the same period in 1999. The major cause in the gross margin reduction was the $8,400,000 charge to cost of sales to establish a reserve for increased costs associated with a Transportation segment contract. This contract includes an option provision, on terms to be negotiated, for the customer to expand the scope of the program. If the terms of the option are agreed upon and the customer exercises the option, then the overall financial performance of the contract should improve. The Defense segment gross margin percentage decreased to 23.3% from 30.0% in the same period in 1999 due to the timing of gross margin recognition on several programs. Excluding Symtron's operations, the

Defense segment gross margin percentage would have decreased to 23.6% from 29.4% in the same period in 1999. The gross margin percentage in the Energy segment decreased 4.6% from 30.3% in the September 1999 quarter to 25.7% in the September 2000 quarter due to product mix.

The gross margin percentage for the nine months ended September 30, 2000 decreased to 18.9% compared to 28.6% for the same period in 1999. Excluding Symtron's operations, the gross margin percentage would have decreased to 18.4% from 28.5% in the same period in 1999. The major cause in the gross margin reduction was the $8,400,000 charge to cost of sales to establish a reserve for increased costs associated with a Transportation segment contract. This contract includes an option provision, on terms to be negotiated, for the customer to expand the scope of the program. If the terms of the option are agreed upon and the customer exercises the option, then the overall financial performance of the contract should improve. The gross margin percentage in the Energy segment decreased 3.7% to 30.2% in the first nine months of 2000 from 33.9% in the same period in 1999 due to product mix. The Defense segment gross margin percentage decreased to 23.8% from 29.8% in the previous year's first nine months due to the timing of gross margin recognition on several programs. Excluding Symtron's operations from the Defense segment, the gross margin percentage would have decreased to 23.4% from 29.8% in the same period last year.

Selling and administrative expenses for the three months ended September 30, 2000 decreased $203,000 or 1.8% to $11,015,000 from $11,218,000 during the same period in 1999. Excluding Symtron, the decrease would have been $529,000 or 5.2% to $9,708,000 from $10,237,000 in the same period of 1999. The Defense segment, excluding Symtron, experienced a decrease of 8.0% or $557,000.

Selling and administrative expenses for the nine months ended September 30, 2000 decreased $1,948,000 or 5.6% to $32,946,000 from $34,894,000 during the same period in 1999. Excluding Symtron, the decrease would have been $2,681,000 or 8.3% to $29,562,000 from $32,243,000 in the same period of 1999. Selling and administrative expenses decreased in the Defense and Transportation segments. The Energy segment experienced an increase of 6.1% or $371,000, primarily due to international sales efforts.

Other income - expense in the third quarter of 2000 was income of $1,736,000 compared to expense of $343,000 for the same period in the prior year. The income increase of $2,079,000 resulted from a partial insurance recovery of $950,000 in the Other segment and an equity income in ventures of $536,000 in the Transportation segment compared to an equity loss in ventures of $661,000 in the same period of 1999.

Other income - expense in the first nine months of 2000 was income of $2,761,000 compared to expense of $1,686,000 for the same period in the prior year. The income increase of $4,447,000 resulted from a partial insurance recovery of $950,000 in the Other segment and an equity income in ventures of $369,000 in the Transportation segment compared to an equity loss in ventures of $2,806,000 in the same period of 1999. The Energy segment had an increased income of $344,000.

For the first nine months of 2000 compared to the same period in 1999 interest expense decreased $35,000.

Interest income for the first nine months of 2000 compared to the same period in 1999, decreased $406,000 due to decreased investments.

Income before income taxes decreased $680,000 or 20.0% to $2,721,000 in the third quarter of 2000 compared to $3,401,000 in the same period of 1999. Excluding the Symtron operating results, the increase would have been 22.9% or $765,000. The profit on the sale of Symtron on September 29, 2000 increased the income before income taxes by $5,976,000 in the Other segment. The Transportation segment experienced decreased income before taxes by $5,951,000. The major cause in the gross margin reduction was the $8,400,000 charge to cost of sales to establish a reserve for increased costs associated with a Transportation segment contract. This was partially offset by the increase in equity income in ventures of $1,197,000. Offsetting the increases was decreased income before taxes in the Energy segment of $544,000.

Income before income taxes increased $1,593,000 or 18.5% to $10,197,000 in the first nine months of 2000 compared to $8,604,000 in the same period in 1999. Excluding the Symtron results of operations, the increase would be $3,575,000 or 43.0%. The profit on the sale of Symtron on September 29, 2000 increased income before income taxes by $5,976,000 in the Other segment. The Transportation segment experienced decreased income before taxes by $2,000,000. The major cause in the gross margin reduction was the $8,400,000 charge to cost of sales to establish a reserve for increased costs associated with a Transportation segment contract. This was partially offset by an increase in equity income in ventures of $3,175,000. Offsetting the increases were decreased income before taxes in the Defense segment, excluding Symtron, of $1,562,000.

Net income increased $50,000 in the three months ended September 30, 2000 compared to the same period in 1999. The sale of Symtron resulted in an increase in Net income of $4,166,000 or $.33 per diluted share.

Net income increased $1,107,000 or $.08 per diluted share in the nine months ended September 30, 2000 compared to the same period in 1999. The gain on the sale of Symtron resulted in an increase in Net income of $4,166,000 or $.33 per diluted share.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $6,325,000 from $13,092,000 at December 31, 1999 primarily due to changes in operating assets of $23,562,000, offset by: net income of $6,941,000, depreciation and amortization of $7,059,000 and an increase in federal income taxes of $3,197,000. Major items accounting for the $23,562,000 increase in operating assets and liabilities were: increases in trade receivables of $8,440,000 including a receivable from the sale of Symtron of $15,354,000 (received the first week of October 2000) and increased inventories of $21,000,000 primarily in the Transportation segment. These increases were offset by an increase in customer advances of $5,540,000. The sale of Symtron reduced current assets by $10,242,000 and current liabilities by $704,000. The Company currently has no significant fixed commitment for capital expenditures. The Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements through December 31, 2000. The Company's current loan agreement expires on June 30, 2001. Management believes it will be able to secure a replacement financing arrangement prior to June 30, 2001. The Company's cash requirements consist primarily of its obligations to fund operations.

Contingent Matters

In connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of September 30, 2000.


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

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
                           PART II - Other Information



         ITEM 6 - Exhibits and Reports on Form 8-K



         (a)       Exhibits

                   10  -  Fourth Amendment to Revolving Line of Credit
                          Agreement, Term Loan Agreement and Security Agreement


                   27  -  Financial Data Schedule


         (b) The Registrant filed three reports on Form 8-K during the quarter ended September 30, 2000.

                   (1) August 1, 2000, relating to the signing of a definitive agreement to sell its Symtron Systems, Inc. subsidiary.

                   (2) September 7, 2000, relating to the signing of a definitive agreement to sell its Transportation Systems business.

                   (3) September 27, 2000, relating to the termination of the definitive agreement to sell its Transportation Systems business.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           UNITED INDUSTRIAL CORPORATION

Date: November 13, 2000                    By: /s/ James H. Perry
      -----------------                        --------------------------
                                               James H. Perry
                                               Chief Financial Officer
                                               Vice President and
                                               Treasurer

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


                        INDEX OF EXHIBITS FILED HEREWITH





    Exhibit No.
    -----------

         10 Fourth Amendment to Revolving Line of Credit Agreement, Term Loan Agreement and Security
                      Agreement

         27           Financial Data Schedule