Form 10-K
period 2000-12-31
UNITED INDUSTRIAL CORP /DE/
filed 2001-04-02
CIK 101271

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000.

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 1-4252
                                                 ------

                          UNITED INDUSTRIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                      95-2081809
-------------------------------             ------------------------------------
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

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
          Title of Each Class                          on Which Registered
-----------------------------------------       --------------------------------
     Common Stock, $1.00 par value                   New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|.


                            [Cover page 1 of 2 pages]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 9, 2001, computed by reference to the closing sale price of the registrant's Common Stock on the New York Stock Exchange on such date: $162,272,289.

On March 9, 2001, the registrant had outstanding 12,444,638 shares of Common Stock, par value $1.00 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Certain portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Parts I and II of this report.

2. Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Shareholders of the registrant to be held on May 8, 2001 are incorporated by reference into
      Part III of this report.


                            [Cover page 2 of 2 pages]

                                     PART I

Forward Looking Information

This Annual Report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following: the Company's successful execution of internal performance plans; performance issues with key suppliers, subcontractors and business partners; the ability to negotiate financing arrangements with lenders; legal proceedings; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development, commercialization and technological difficulties; capacity and supply constraints or difficulties; legislative or regulatory actions impacting the Company's energy segment and transportation business; changing priorities or reductions in the U.S. government defense budget; contract continuation and future contract awards; and U.S. and international military budget constraints and determinations.

ITEM 1. BUSINESS

At December 31, 2000, the operations of United Industrial Corporation ("United") consist of three principal business segments: defense, transportation and energy systems, principally conducted through two wholly-owned subsidiaries.

Defense

AAI Corporation

AAI Corporation ("AAI") is engaged in engineering, development and manufacturing in the following major areas: (1) unmanned aerial vehicle systems; (2) automatic test equipment for electronic systems and components; (3) training and simulation systems; (4) ordnance systems; and (5) mechanical support systems for industrial, military, and marine applications. AAI also provides engineering and maintenance services. Since its inception, AAI's business has been primarily in support of the U.S. Department of Defense ("DOD"). Since 1990, the Company has emphasized diversification into other markets to reduce its dependence on the DOD. In 2000 approximately 73% of the sales volume of AAI consisted of research, development and production of military items under domestic defense contracts compared to 79% in 1999. Certain of the contracts currently being worked on by AAI involve unmanned aerial vehicles for the U.S. Army, testing systems for U.S. military aircraft and training equipment for the U.S. Air Force and U.S. Navy. International defense contracts including foreign military sales through the U.S. government, accounted for 20.0% of Company sales in 2000 as compared to 15.8% in 1999.

These contracts generally related to unmanned aerial vehicle systems and weapon training systems for foreign governments. The balance of AAI's non-transportation business consists of work performed in the non-defense markets, principally fluid test equipment.

Because of the variety of its activities, it is not possible to state precisely the competitive position of AAI with respect to each of its product lines. In the area of training and simulation systems, AAI is one of approximately ten leading organizations developing equipment for the U.S. Government. AAI's ability to obtain orders for training and simulation systems is dependent principally on the ability, expertise and training of its employees and the level of funding by the DOD and foreign military users. A number of large and small companies produce automatic test equipment that compete with AAI for market share. In the area of weapons and munitions, AAI ranks among approximately ten leading companies engaged in development work. However, AAI's production activity in this field is less significant. AAI began development in the Unmanned Aerial Vehicle ("UAV") business in 1986. In 1999 the Company was awarded a contract to provide the next generation of tactical UAV's to the U.S. Army. The Company also produces the highly successful Pioneer Unmanned Aerial Vehicle employed by the United States during Operation Desert Storm and in the conflicts in Somalia and Bosnia. In addition, AAI has other UAV systems and products which it markets internationally. AAI is one of several large and small competitors in this field.

AAI's administrative offices and its principal manufacturing and engineering facilities are located in Hunt Valley, Maryland.

Symtron Systems, Inc.

On September 29, 2000, the Company sold all of the capital stock of Symtron Systems, Inc.

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

Detroit Stoker's waste to energy technology is used extensively in both public and private plants that generate steam and power from municipal waste. Its solid fuel combustion technologies are particularly well suited for biomass fuels that generate power from waste products such as bark, sugar cane husks, sawdust, sunflower hulls, and poultry litter. The combustion of biomass fuels is gaining worldwide popularity, as it does not contribute to global warming.

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

Electric Transit, Inc. (ETI), a corporation owned 35% by AAI and 65% by Skoda, a Czech Republic firm, has become one of the domestic market leaders in manufacturing electric trolley buses. It has won contracts in both Dayton, Ohio for the Miami Valley Regional Transit Authority and the city and county of San Francisco. ETI is an unconsolidated affiliate of AAI and accordingly, AAI records its equity share of income or loss in ETI. Under these contracts which are valued at $32 million and $187 million, respectively, AAI has received subcontracts of $9.4 million and $63.6 million, respectively.

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

For additional information concerning United's subsidiaries reference is made to information set forth in the Letter to Shareholders contained in United's 2000 Annual Report to Shareholders (the "Annual Report"), which letter is incorporated herein by reference. Reference is also made to the information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which section is incorporated herein by reference.

General

Employees

As of March 1, 2001 United and its subsidiaries had approximately 1,700 employees. Approximately 107 of these employees are represented by two unions under contracts expiring between July 2003 and January 2004. United considers its employee relationships to be satisfactory.

Patents

United and its subsidiaries own more than 100 United States patents relating to various products, including electronic, ordnance and marine equipment and stokers. In addition, United has pending applications for patents. There is no assurance as to how many patents will be issued pursuant to these pending applications. The applications relate to a wide variety of fields, including ordnance devices, ground support equipment and electronic developments. No patent is considered to be of material importance to United.

Research and Development

During 2000, 1999 and 1998, the subsidiaries of United (exclusive of AAI) expended approximately $166,000, $117,000 and $201,000, respectively, on the development of new products and the improvement of existing products. All of the programs and the funds to support such programs are sponsored by the subsidiary involved. In addition to the above amount, AAI is engaged in research and development primarily for the U.S. Government.

Backlog

The backlog of orders by industry segment at December 31, 2000 and 1999 was as follows:

                             2000                1999
                             ----                ----
Defense                  $190,161,000        $153,048,000
Energy Systems              4,633,000           4,750,000
Transportation            219,176,000         135,018,000

Except for approximately $155,000,000, substantially all of the backlog orders at December 31, 2000 are expected to be filled in 2001.

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

Foreign Operations and Export Sales

United and its subsidiaries have no significant foreign operations. During 2000, 1999 and 1998 export sales by United and its subsidiaries amounted to approximately $57,110.00, $42,120,000 and $40,994,000, respectively.

ITEM 2.     PROPERTIES

United maintains executive and administrative offices at leased premises at 570 Lexington Avenue, New York, N.Y., which lease expires in August 2008. The following is a tabulation of the principal properties owned or leased by United's subsidiaries as at March 23, 2001.

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

15290 Fifteen Mile Road            Foundry,                                   59,386 floor space        Owned in fee
Marshall, MI                       Midwest Metallurgical                      on 28.4 acres of land


2735 W Fifth                       Assembly and Administrative Facility       59,000                    Leased to
North Street                       of AAI                                                               November 30, 2002
Summerville, SC

21945 Three Noch Road              Office Space of AAI                        1,100                     Leased to November
Lexington Park, MD                                                                                      30, 2001

Industry Lane                      Manufacturing, engineering and             429,750 floor space       Owned in fee
Hunt Valley, MD                    administrative facilities of AAI           on 64 acres of land

Clubhouse Road                     Manufacturing, engineering and                                       Leased to:
Hunt Valley, MD                    administrative facilities of AAI           317,831                   October 31, 2003
                                                                              22,410                    November 30, 2003

3200 Enterprise Street             Manufacturing, engineering and             131,544                   Leased to April
Brea, CA                           administrative facilities                                            2009
                                   of ACL Technologies

1213 Jefferson Davis Highway       Office Space                               2,200                     Leased to February
Arlington, VA 22202                                                                                     28, 2006

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

The Company is involved in various other lawsuits and claims, including certain other environmental matters, arising out of the normal course of its business. In the opinion of management, the ultimate amount of liability, if any, under pending litigation, including claims described above, will not have a materially adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Annual elections are held in May to elect officers for the ensuing year. Interim elections are held as required. Except as otherwise indicated, each executive officer has held his current position for the past five years.

                                                                                                 Age at
        Name                        Position, Office                                        December 31, 2000
        ----                        ----------------                                        -----------------
Richard R. Erkeneff*     --  President of the Company (since October 1995) and AAI                 65
                             (since November 1993).

Robert Worthing          --  Vice President and General Counsel of the Company (since              55
                             July 1995); General Counsel of AAI (since April 1992).

Susan Fein Zawel*        --  Vice President, Corporate Communications and Associate                46
                             General Counsel (since June 1995), Secretary (since May
                             1994) and Counsel (1992 to 1995) of the Company.

James H. Perry           --  Vice President (since May 1998), Chief Financial Officer              39
                             (since October 1995) and Treasurer (since December 1994)
                             of the Company; Vice President, Chief Financial Officer
                             and Treasurer of AAI (since July 2000).

--------------------
* Member of the Company's Board of Directors

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Reference is made to the information set forth in Note 15 to the Financial Statements included in Item 8 of this Report concerning dividends, stock prices, stock listing and number of record holders, which information is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

Reference is made to the information set forth in the section entitled "Five-Year Financial Data" in the Annual Report, which section is incorporated herein by reference.

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

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Shareholders of United to be held on May 8, 2001 (the "Proxy Statement"), which section (other than the Compensation Committee Report, Audit Committee Report and Performance Graph) is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

The information required with respect to executive officers is set forth in Part I of this report under the heading "Executive Officers of the Registrant," pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

ITEM 11.    EXECUTIVE COMPENSATION

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the Proxy Statement, which section (other than the Compensation Committee Report, Audit Committee Report and Performance Graph) is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information to be set forth in the section entitled "Voting Rights" and "Security Ownership of Management" in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the Proxy Statement, which section (other than the Compensation Committee Report, Audit Committee Report and Performance Graph) is incorporated herein by reference.

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

(3)(a)-     Restated Certificate of Incorporation of United (1).

(3)(b)-     Amended and Restated By-Laws of United (2).

(10)(a)-    United Industrial Corporation 1994 Stock Option Plan, as amended
            (3).

(10)(b) United Industrial Corporation 1996 Stock Option Plan for Nonemployee Directors (4).

(10)(c)- Revolving Line of Credit Loan Agreement, Term Loan Agreement and Security Agreement dated as of June 11, 1997 (amending and restating Credit Agreement dated as of October 13, 1994) (the "Loan Agreement") by and among First Union Commercial Corporation and the Company, AAI Corporation, AAI Engineering Support, Inc., AAI/ACL Technologies, Inc., Detroit Stoker Company, Midwest Metallurgical Laboratory, Inc., and AAI MICROFLITE Simulation International Corporation (5).

(10)(c)(1)- First Amendment to Loan Agreement.

(10)(c)(2)- Second Amendment to Loan Agreement.

(10)(c)(3)- Third Amendment to Loan Agreement (8).

(10)(c)(4)- Fourth Amendment to Loan Agreement (9).

(10)(c)(5)- Fifth Amendment to Loan Agreement.

(10)(c)(6)- Sixth Amendment to Loan Agreement.

(10)(d)- Revolving Note dated as of June 11, 1997 made payable to the order of First Union Commercial Corporation (the "Revolving Note").

(10)(d)(1)- First Amendment to Revolving Note (8).

(10)(d)(2)- Second Amendment to Revolving Note.

(10)(d)(3)- Third Amendment to Revolving Note.

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

(10)(j)- Employment Agreement, dated December 8, 1998, between United and Richard R. Erkeneff (1).

(10)(k)- Employment Agreement, dated March 3, 2000, between United and Susan Fein Zawel (7).

(10)(l)- Employment Agreement, dated March 3, 2000, between United and Robert Worthing (7).

(10)(m)-    Employment Agreement, dated March 3, 2000, between United and James
            H. Perry (7).

(13)-       United's 2000 Annual Report to Shareholders.

(21)-       Subsidiaries of United.

(23)-       Consent of Independent Auditors.

      (1) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1998.
      (2) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1995.
      (3) Incorporated by reference to United's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 10, 1997.
      (4) Incorporated by reference to United's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 26, 1997.
      (5) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
      (6) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
      (7) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1999.
      (8) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
      (9) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(b) Reports on Form 8-K - United filed one Current Report on Form 8-K during the quarter ended December 31, 2000, relating to the sale of Symtron Systems, Inc., dated September 29, 2000.

                           Annual Report on Form 10-K

                       Item 14(a) (1) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules


                          Year ended December 31, 2000

                          United Industrial Corporation

                               New York, New York

Form 10-K--Item 14(a) (1) and (2)

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of United Industrial Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2000, are incorporated by reference in Item 8:

Consolidated Balance Sheets--December 31, 2000 and 1999

Consolidated Statements of Operations--
      Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows
      Years Ended December 31, 2000, 1999 and 1998

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

REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of United Industrial Corporation and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 28, 2001. Our audits also included the financial statement schedule listed in Item 14(d) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                /s/ ERNST & YOUNG LLP


New York, New York
February 28, 2001

               Schedule II -- Valuation and Qualifying Accounts

                United Industrial Corporation and Subsidiaries

                              December 31, 2000

               Col. A                        Col. B                        Col. C                      Col. D              Col. E

                                                                    (1)               (2)
                                           Balance at           Charged to         Charged to                            Balance at
                                            Beginning            Costs and       Other Accounts      Deductions            End of
            Description                     of Period            Expenses          (Describe)        (Describe)            Period
            -----------                     ---------            --------          ----------        ----------            ------
Year ended December 31, 2000:
 Deducted from asset account:
  Allowance for doubtful accounts          $  235,000                                                                    $  235,000
                                           ==========                                                                    ==========
Product warranty liability                 $5,600,000           $1,300,000(B)                        $1,746,000(C)       $5,154,000
                                           ==========           ==========                           ==========          ==========
Year ended December 31, 1999:
 Deducted from asset accounts:
  Allowance for doubtful accounts          $  235,000                                                                    $  235,000
                                           ==========                                                                    ==========
Product warranty liability                 $  640,000           $5,000,000(B)                        $   40,000(C)       $5,600,000
                                           ==========           ==========                           ==========          ==========
Year ended December 31, 1998:
 Deducted from asset account:
  Allowance for doubtful accounts          $  240,000                                                $    5,000(A)       $  235,000
                                           ==========                                                ==========          ==========
Product warranty liability                 $1,072,000                                                $  432,000(C)       $  640,000
                                           ==========                                                ==========          ==========

(A) Write-off of uncollectible amounts.

(B) In February 2000, the Company was informed of a warranty issue by one of its customers. Based upon this information, the Company recorded a $5 million provision for the estimate of the future warranty costs to be incurred. This amount was recorded in the fourth quarter of 1999. In 2000 this provision was increased by $1.3 million.

(C) Product warranty expenditures.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITED INDUSTRIAL CORPORATION
                                    (Registrant)

                                    By:  /s/ Richard R. Erkeneff
                                       ---------------------------------------
                                           Richard R. Erkeneff, President

                                    Date:   March 22, 2001
                                           -----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               Name                                                    Date
               ----                                                    ----

/s/ Harold S. Gelb                                                March 22, 2001
--------------------------------------------
Harold S. Gelb,
Chairman of the Board and Director

/s/ Joseph S. Schneider                                           March 22, 2001
--------------------------------------------
Joseph S. Schneider, Director

/s/ Richard R. Erkeneff                                           March 22, 2001
--------------------------------------------
Richard R. Erkeneff, President and
Chief Executive Officer and Director

/s/ Edward C. Aldridge, Jr.                                       March 22, 2001
--------------------------------------------
Edward C. Aldridge, Jr., Director

/s/ E. Donald Shapiro                                             March 22, 2001
--------------------------------------------
E. Donald Shapiro, Director

/s/ Susan Fein Zawel                                              March 22, 2001
--------------------------------------------
Susan Fein Zawel,
Vice President and Director

/s/ James H. Perry                                                March 22, 2001
--------------------------------------------
James H. Perry,
Vice President, Treasurer and
Chief Financial Officer (Principal
Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.

(3)(a)-     Restated Certificate of Incorporation of United (1).

(3)(b)-     Amended and Restated By-Laws of United (2).

(10)(a)-    United Industrial Corporation 1994 Stock Option Plan, as amended
            (3).

(10)(b) United Industrial Corporation 1996 Stock Option Plan for Nonemployee Directors (4).

(10)(c)- Revolving Line of Credit Loan Agreement, Term Loan Agreement and Security Agreement dated as of June 11, 1997 (amending and restating Credit Agreement dated as of October 13, 1994) (the "Loan Agreement") by and among First Union Commercial Corporation and the Company, AAI Corporation, AAI Engineering Support, Inc., AAI/ACL Technologies, Inc., Detroit Stoker Company, Midwest Metallurgical Laboratory, Inc., and AAI MICROFLITE Simulation International Corporation (5).

(10)(c)(1)- First Amendment to Loan Agreement.

(10)(c)(2)- Second Amendment to Loan Agreement.

(10)(c)(3)- Third Amendment to Loan Agreement (8).

(10)(c)(4)- Fourth Amendment to Loan Agreement (9).

(10)(c)(5)- Fifth Amendment to Loan Agreement.

(10)(c)(6)- Sixth Amendment to Loan Agreement.

(10)(d)- Revolving Note dated as of June 11, 1997 made payable to the order of First Union Commercial Corporation (the "Revolving Note").

(10)(d)(1)- First Amendment to Revolving Note (8).

(10)(d)(2)- Second Amendment to Revolving Note.

(10)(d)(3)- Third Amendment to Revolving Note.

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

(10)(j)- Employment Agreement, dated December 8, 1998, between United and Richard R. Erkeneff (1).

(10)(k)- Employment Agreement, dated March 3, 2000, between United and Susan Fein Zawel (7).

(10)(l)- Employment Agreement, dated March 3, 2000, between United and Robert Worthing (7).

(10)(m)-    Employment Agreement, dated March 3, 2000, between United and James
            H. Perry (7).

(13)-       United's 2000 Annual Report to Shareholders.

(21)-       Subsidiaries of United.

(23)-       Consent of Independent Auditors.

      (1) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1998.
      (2) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1995.
      (3) Incorporated by reference to United's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 10, 1997.
      (4) Incorporated by reference to United's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 26, 1997.
      (5) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
      (6) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
      (7) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1999.
      (8) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
      (9) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.