Form 10-Q
period 2001-03-31
UNITED INDUSTRIAL CORP /DE/
filed 2001-05-15
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     ------

                                    FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended           March 31, 2001
                                                  ------------------------------

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from                   to
                                        ------------------   -------------------

                         Commission file number #1-4252
                                                -------

                          UNITED INDUSTRIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                       95-2081809
--------------------------------------------------------------------------------
  (State or other jurisdiction                    (I.R.S. Identification No.)
of incorporation or organization)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,554,888 shares of common stock as of May 9, 2001.



78495.0001

                          UNITED INDUSTRIAL CORPORATION


                                      INDEX

                                                                          Page #
                                                                          ------
Part I - Financial Information

   Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets - Unaudited
                  March 31, 2001 and December 31, 2000                      1

                  Consolidated Condensed Statements of Operations -
                  Three Months Ended March 31, 2001 and 2000                2

                  Consolidated Condensed Statements of Cash Flows
                  Three Months Ended March 31, 2001 and 2000                3

                  Notes to Consolidated Condensed Financial Statements      4


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   6

   Item 3.  Qualitative and Quantitative Disclosures
            about Market Risk                                               8



PART II - Other Information                                                 10

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS
                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                  MARCH 31            DECEMBER 31
                                                                                    2001                 2000
                                                                                ------------          -----------
ASSETS                                                                           (Unaudited)
------
Current Assets
         Cash and cash equivalents                                                $  5,989             $ 11,385
         Restricted cash                                                             7,119                  -
         Trade receivables                                                          41,973               61,341
         Inventories
           Finished goods & work-in-process                                         94,844               76,908
           Materials & supplies                                                      2,224                2,334
                                                                                  --------             --------
                                                                                    97,068               79,242

         Deferred income taxes                                                       9,587                9,587
         Prepaid expenses & other current assets                                     2,857                3,030
                                                                                  --------             --------
                  Total Current Assets                                             164,593              164,585

Other assets 50,707                                                                 50,799

Property & equipment - less allowances
 for depreciation (2001-$92,914; 2000-$91,582)                                      32,829               33,001
                                                                                  --------             --------
                                                                                  $248,129             $248,385
                                                                                  ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
-------------------
         Accounts payable                                                         $ 14,041             $ 17,184
         Accrued employee compensation & taxes                                       7,705                8,891
         Customer advances                                                          53,112               44,773
         Federal income taxes                                                        1,268                 -
         Other liabilities                                                           4,270                7,345
         Provision for contract losses                                              13,725               17,485
                                                                                  --------             --------
                  Total Current Liabilities                                         94,121               95,678

Long-term liabilities                                                                3,626                3,679
Deferred income taxes                                                                9,035                9,182
Postretirement benefits other than pensions                                         24,503               24,953

Shareholders' Equity
--------------------
         Common stock $1.00 par value
         Authorized - 30,000,000 shares; outstanding 12,444,638 shares and
         12,435,038 shares - March 31, 2001 and December 31, 2000 (net of
         shares in treasury)                                                        14,374               14,374
         Additional capital                                                         89,392               89,384
         Retained earnings                                                          27,758               26,441
         Other accumulated comprehensive income                                        230                -
         Treasury stock, at cost, 1,929,510 shares at
         March 31, 2001 and 1,939,110 shares at
         December 31, 2000                                                         (14,910)             (15,306)
                                                                                  --------             --------
                                                                                   116,844              114,893
                                                                                  --------             --------

                                                                                  $248,129             $248,385
                                                                                  ========             ========

See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                                  Three Months Ended March 31
                                                                  ---------------------------
                                                                    2001                2000*
                                                                  --------            --------
                                                                           (Unaudited)
Net sales                                                         $ 56,951            $ 49,936
Cost of sales                                                       44,407              36,869
                                                                  --------            --------
Gross profit                                                        12,544              13,067

Selling & administrative expenses                                   10,109              10,480
Other operating expense - net                                           27                 211
                                                                  --------            --------

Total operating income                                               2,408               2,376
                                                                  --------            --------

Non-operating income and (expense)
   Interest income                                                     287                 526
   Other income                                                      1,363                 660
   Interest expense                                                    -                    (2)
   Equity in net income (loss) of joint ventures                        24                  (2)
   Other expenses                                                     (107)                (40)
                                                                  --------            --------

                                                                     1,567               1,142
                                                                  --------            --------

Income before income taxes                                           3,975               3,518
Income taxes                                                         1,414               1,289
                                                                  --------            --------


Net income                                                        $  2,561            $  2,229
                                                                  ========            ========


  Net earnings per share:
             Basic                                                   $ .21               $ .18
                                                                     =====               =====
             Diluted                                                 $ .20               $ .18
                                                                     =====               =====

See accompanying notes
*Reclassified to conform to 2001 presentation

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                    THREE MONTHS ENDED MARCH 31
                                                                    ---------------------------
                                                                     2001                2000*
                                                                   --------            --------
OPERATING ACTIVITIES                                                       (Unaudited)
--------------------
Net income                                                         $  2,561            $ 2,229
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                                       1,804              2,238
  Deferred income taxes                                                (147)               (73)
  Decrease in provision for contract losses                          (3,760)              (252)
  Changes in operating assets and liabilities                         2,880             (5,375)
  Increase in federal income taxes
     payable                                                          1,268              1,108
 Equity in (income) loss of investee companies                          (24)                 2
                                                                   --------            -------

  NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                              4,582               (123)

INVESTING ACTIVITIES
--------------------
Sale of marketable securities                                           -                4,021
Purchase of marketable securities                                       -               (7,483)
Purchase of property and equipment                                   (1,552)            (1,057)
Decrease in other assets - net                                       (1,201)              (573)
Advances to investees                                                   (68)            (1,625)
Repayment of advances by investees                                    1,305              7,326
                                                                   --------           --------

  NET CASH (USED IN) PROVIDED BY
    INVESTING ACTIVITIES                                             (1,516)               609

FINANCING ACTIVITIES
Restricted cash for letter of credit                                 (7,119)               -
(Decrease) increase in long-term liabilities                           (503)               174
Proceeds from exercise of stock options                                 404                529
Dividends                                                            (1,244)            (1,237)
                                                                   --------           --------
  NET CASH USED IN FINANCING ACTIVITIES                              (8,462)              (534)
                                                                   --------           --------

  DECREASE IN CASH AND CASH EQUIVALENTS                              (5,396)               (48)

  CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                         11,385             13,092
                                                                   --------           --------

  CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                       $  5,989           $ 13,044
                                                                   ========           ========

See accompanying notes
*Reclassified to conform to 2001 presentation

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


Notes to Consolidated Condensed Financial Statements

March 31, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


NOTE B -  SEGMENT INFORMATION

                                                           Trans-                                    Reconci-
(dollars in thousands)                      Defense      portation       Energy          Other       liations     Totals
                                            -------      ---------       ------          -----       --------     ------
Three months ended March 31, 2001
---------------------------------
Revenues from external customers            $47,277       $ 3,516       $ 6,158        $   -         $   -       $56,951
Intersegment revenues                           448           -             -              -            (448)        -
Equity profit (loss) in ventures                 35           (11)          -              -             -            24
Segment profit (loss)                         3,813          (799)          303            658           -         3,975

Income before income taxes                                                                                       $ 3,975
                                                                                                                 =======

Assets in the Transportation segment increased $8,800. Inventory increased
$15,300 offset by a decrease in receivables of $6,500.

Three months ended March 31, 2000
---------------------------------
Revenues from external customers            $41,126       $ 1,016       $ 7,794        $   -         $   -       $49,936
Intersegment revenues                           219           -             -              -            (219)        -
Equity profit (loss) in ventures                 68           (70           -              -             -            (2
Segment profit (loss)                         3,562          (805)        1,226           (465)          -         3,518

Income before income taxes                                                                                       $ 3,518
                                                                                                                 =======

The sales, costs of sales and gross profit recognized by the Transportation segment on subcontracts with ETI were as follows:

                                                          3 Months Ended
                                                              March 31
                                                              --------
                                                         2001          2000
                                                        ------        -----
Sales                                                   $1,034        $  21
Cost of sales                                            1,034           21
                                                        ------        -----
Gross profit                                                 0            0
                                                        ======        =====

NOTE C - DIVIDENDS

A quarterly dividend of 10 cents per share was paid on March 1, 2001.


NOTE D - WEIGHTED AVERAGE SHARES

                                                   Three Months Ended
                                                         March 31
                                                         --------
                                                 2001                2000
                                             ----------          ----------
Weighted average shares                      12,442,371          12,373,638

Dilutive effect of stock options                498,903             215,725
                                             ----------          ----------
Diluted weighted average shares              12,941,274          12,589,363
                                             ==========          ==========


NOTE E - OTHER OPERATING EXPENSES, OTHER INCOME, NET, OTHER EXPENSES

                                                                 THREE MONTHS ENDED MARCH 31
                                                                 ---------------------------
(Dollars in Thousands)                                             2001              2000
                                                                 --------         ---------
OTHER OPERATING EXPENSES, NET
-----------------------------

Reduction of deferred compensation liability                         (53)              -
Amortization of intangibles                                           80               211
                                                                 -------           -------

Total other operating expenses, net                              $    27           $   211
                                                                 =======           =======



OTHER INCOME
------------

Pension income                                                       444               420
Settlement of lawsuits                                               842
Royalties and commissions                                              4               178
Insurance refund                                                      18                50
Other                                                                 55                12
                                                                 -------           -------

Total other income                                               $ 1,363           $   660
                                                                 =======           =======


OTHER EXPENSES
--------------

Miscellaneous items, none of which are material                      107                40
                                                                 -------           -------

Total other expenses                                             $   107           $    40
                                                                 =======           =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Information
---------------------------

This report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following: the Company's successful execution of internal performance plans; performance issues with key suppliers, subcontractors and business partners; legal proceedings; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development, commercialization and technological difficulties; capacity and supply constraints or difficulties; legislative or regulatory actions impacting the Company's energy segment and transportation business; changing priorities or reductions in the U.S. Government defense budget; contract continuation and future contract awards; and U.S. and international military budget constraints and determinations. The Company makes no commitment to update any forward looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward looking statement.


Results of Operations
---------------------

Three months ended March 31, 2001 compared to three months ended March 31, 2000:

On September 29, 2000 the Company sold Symtron Systems, Inc. ("Symtron"), a wholly owned subsidiary included in the defense segment. The operations of Symtron are included in the three months ended March 31, 2000.

Consolidated net sales increased by $7,015,000 or 14.0% to $56,951,000 in the first quarter of 2001 from $49,936,000 during the same period in 2000. Excluding Symtron's operations from 2000, sales would have increased by $10,179,000 or 21.8%. The Defense segment increased sales $6,151,000 or 15.0% to $47,277,000 in the first quarter of 2001 from $41,126,000 during the same period in 2000. Excluding Symtron's operations from 2000, the Defense segment would have increased sales by $9,315,000 or 24.5% primarily due to growth in unmanned aerial vehicle operations. The Energy segment's sales decreased $1,636,000 or 21.0% to $6,158,000 during the first quarter of 2001 from $7,794,000 in the first quarter of 2000 due to the timing of orders and shipments. Sales in the Transportation segment increased $2,500,000 or 246.1% to $3,516,000 during the first quarter of 2001 from $1,016,000 during the 2000 first quarter due to increased production volume.

Gross margin percentage decreased to 22.03% in the first quarter of 2001 from 26.2% in the first quarter of 2000. Excluding Symtron's operations from 2000 the gross margin percentage would have decreased 3.5% to 22.0% in 2001 from 25.5% in 2000. The gross margin percentage in the Defense segment for the first quarter of 2001 was 21.4% compared to 25.3% in the first quarter of 2000, a decrease of 3.9%, due to low gross profits on a large competitive program. Excluding Symtron's operations from the 2000 Defense segment, the gross margin percentage would have decreased 3.0%. The Energy segment gross margin was 31.2% in the first quarter of 2001 and 34.4% in the first quarter of 2000. This decrease of 3.2% was due to product mix and competitive market conditions. The gross margin in the Transportation segment was a profit of $507,000 compared to a loss of $17,000 in the first quarter of 2000.

Selling and administrative expenses for the three months ended March 31, 2001 decreased $371,000 or 3.5% to $10,109,000 from $10,480,000 in the first quarter of 2000 primarily due to the inclusion of Symtron's operations in 2000. Excluding Symtron's operations from 2000 would have resulted in an increase of $685,000 or 7.3%. Selling and administrative expenses increased $447,000 in the Transportation segment due to increased volume and $48,000 in the Energy segment. Excluding Symtron's operations from the Defense segment in 2000, selling and administrative expense would have increased $534,000 or 8.5% due to increased bid and proposal costs.

Other Operating Expenses was $184,000 lower in the three months ended March 31, 2001 compared to the same period last year primarily resulting from a reduction in amortization expense of $131,000 due to the sale of Symtron.

Other Income increased $703,000 in the three months ended March 31, 2001 from the same period last year primarily due to income from the resolution of a legal action brought by the Company.

Income before income taxes increased by $457,000 or 13.0% in the first quarter of 2001 from the same period in 2000. Excluding Symtron's operations the increase would have been $357,000 or 9.9%.

Since December 31, 2000, the backlog decreased $2,700,000 to $411,293,000. The Energy segment backlog increased $2,500,000 and the Transportation segment backlog decreased $5,200,000.


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents decreased $5,396,000 to $5,989,000 at March 31, 2001 from $11,385,000 at December 31, 2000. Additionally the Company has $7,119,000 of restricted cash classified as a current asset. This restricted cash represents collateral for an irrevocable outstanding standby letter of credit related to an advance payment from an international customer obtained in the first quarter of 2001. The Company is required to cash collateralize letters of credit in excess of $16,500,000, the sublimit for such instruments under its existing credit arrangement. The outstanding letters of credit at March 31, 2001 amounted to $23,602,000. Trade receivables decreased $19,368,000 at March 31, 2001 from December 31, 2000 resulting from collections and lower sales in the first quarter of 2001 compared to the fourth quarter of 2000. Inventories were $17,826,000 higher at March 31, 2001 than at December 31, 2000. The inventory increase was primarily in the Transportation segment and results from the procurement of significant amounts of material necessary to commence production on two major programs. Accounts payable decreased $3,143,000 at March 31, 2001 from December 31, 2000 due to the timing of the receipt and payment of invoices. Customer advances increased $8,339,000 at March 31, 2001 from December 31, 2000, in accordance with the contractual terms of certain transportation and defense contracts.

The Company currently has no significant fixed commitment for capital expenditures. The Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements for the remainder of the calendar year. Its cash requirements consist primarily of its obligations to fund operations.

On April 26, 2001, the Company accepted and agreed to a Commitment Letter, from a bank, for a Credit Facility (including Letters of Credit) of $32,000,000 in which all amounts borrowed over $25,000,000 shall be cash collateralized. The term is three years. The Company expects to execute the credit arrangement during the second quarter. Had this Credit Facility been in place prior to March 31, 2001, the Consolidated Condensed Balance Sheet at March 31, 2001 would have disclosed a cash and cash equivalents balance of $13,108,000 with no restricted cash.


Contingent Matters
------------------

In connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of March 31, 2001.

The Company is involved in various lawsuits and claims, including various environmental matters. In the opinion of management, the ultimate amount of liability, if any, under the pending litigation will not have a materially adverse effect on the Company's financial position, results of operations or cash flows. There have been no material changes in this litigation from December 31, 2000. (See item 3 - Form 10-K for December 31, 2000).


ITEM 3  -  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions, and some of these transactions are denominated in foreign currencies. As a result, the Company's financial results could be affected by changes in foreign exchange rates. To mitigate the effect of changes in these rates, the Company has entered into foreign exchange contracts. There has been no material change in the firmly committed sales exposures and related derivative contracts from December 31, 2000. (See Item 7A
- Form 10-K for December 31, 2000.)

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of Statement No. 133 did not have a material effect on earnings or the financial position of the Company.

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
                           PART II - Other Information



ITEM 4 - Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Shareholders of the Registrant was held on May
         8, 2001.

(b) Warren G. Lichtenstein and Joseph S. Schneider were elected directors at the meeting, for terms ending in 2004. The incumbent directors whose terms of office continued after the meeting are Richard R. Erkeneff, E. Donald Shapiro, Harold S. Gelb, and Susan Fein Zawel.

(c)      Voting for the election of directors of the Registrant:


                                                           WITHHELD (including
                                         FOR               broker non-votes)

         Warren G. Lichtenstein        10,347,224              65,581
         Joseph S. Schneider           10,357,744              55,061

         Other Matters:

         10,340,147 shares were voted in favor of the proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Registrant for 2001 with 34,884 shares voted against, 37,774 abstentions and no broker non-votes.



ITEM 6 - Exhibits and Reports on Form 8-K

(b) The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           UNITED INDUSTRIAL CORPORATION

Date May 14, 2001                          By: /s/ James H. Perry
     ------------                              -----------------------------
                                               James H. Perry
                                               Chief Financial Officer
                                               Vice President and
                                               Treasurer