Form 10-Q
period 2001-06-30
UNITED INDUSTRIAL CORP /DE/
filed 2001-08-14
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    June 30, 2001
                                        ---------------------


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,767,868 shares of common stock as of August 1, 2001.

                          UNITED INDUSTRIAL CORPORATION


                                      INDEX


                                                                       Page #
                                                                       ------
Part I - Financial Information

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets - Unaudited
            June 30, 2001 and December 31, 2000                          1

            Consolidated Condensed Statements of Operations -
            Three Months and Six Months Ended
            June 30, 2001 and 2000                                       2

            Consolidated Condensed Statements of Cash Flows
            Six Months Ended June 30, 2001 and 2000                      3

            Notes to Consolidated Condensed Financial Statements         4


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                6

   Item 3.  Qualitative and Quantitative Disclosures
            about Market Risk                                            11



PART II - Other Information                                              12

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS
                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                    JUNE 30           DECEMBER 31
                                                                                     2001                2000
                                                                                  ----------          -----------
ASSETS
Current Assets
         Cash and cash equivalents                                                 $  8,833             $ 11,385
         Restricted cash                                                                224                  -
         Trade receivables                                                           41,800               61,341
         Inventories
           Finished goods & work-in-process                                          99,600               76,908
           Materials & supplies                                                       2,146                2,334
                                                                                   --------             --------
                                                                                    101,746               79,242

         Deferred income taxes                                                        9,237                9,587
         Prepaid expenses & other current assets                                      2,265                3,030
                                                                                   --------             --------
                  Total Current Assets                                              164,105              164,585

Other assets52,326                                                                   50,799
Property & equipment - less allowances
 for depreciation (2001-$94,419; 2000-$91,582)                                       32,611               33,001
                                                                                   --------             --------
                                                                                   $249,042             $248,385
                                                                                   ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
         Accounts payable                                                          $ 17,988             $ 17,184
         Accrued employee compensation & taxes                                        8,655                8,891
         Customer advances                                                           48,148               44,773
         Federal income taxes                                                         2,014                 -
         Other liabilities                                                            3,949                7,345
         Provision for contract losses                                               12,429               17,485
                                                                                   --------             --------
                  Total Current Liabilities                                          93,183               95,678

Long-term liabilities                                                                 3,573                3,679
Deferred income taxes                                                                 8,886                9,182
Postretirement benefits other than pensions                                          24,053               24,953

Shareholders' Equity
--------------------
         Common stock $1.00 par value
         Authorized - 30,000,000 shares; outstanding 12,691,618 shares and
         12,435,038 shares - June 30, 2001 and December 31, 2000 (net of
         shares in treasury)                                                         14,374               14,374
         Additional capital                                                          89,647               89,384
         Retained earnings                                                           28,391               26,441
         Other accumulated comprehensive income                                         216                -
         Treasury stock, at cost, 1,682,530 shares at
         June 30, 2001 and 1,939,110 shares at
         December 31, 2000                                                          (13,281)             (15,306)
                                                                                   --------             --------
                                                                                    119,347              114,893
                                                                                   --------             --------

                                                                                   $249,042             $248,385
                                                                                   ========             ========

See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                             Three Months Ended                     Six Months Ended
                                                                   June 30                               June 30
                                                             ------------------                    ------------------
                                                           2001               2000*              2001             2000*
                                                         --------           --------           --------         --------
Net sales                                                $ 69,934           $ 60,925           $126,885         $110,861
Cost of sales                                              59,204             46,308            103,611           83,177
                                                         --------           --------           --------         --------
Gross profit                                               10,730             14,617             23,274           27,684

Selling & administrative expenses                           9,269             11,451             19,378           21,931
Other operating expense - net                                  26                166                 53              377
                                                         --------           --------           --------         --------

Total operating income                                      1,435              3,000              3,843            5,376
                                                         --------           --------           --------         --------

Non-operating income and (expense)
   Interest income                                            165                375                436              901
   Other income       363                                     563              1,726              1,223
   Interest expense                                           -                  (15)                16              (17)
   Equity in net income (loss)
     of joint ventures                                         24                101                 48               99
   Other expenses                                            (102)               (66)              (209)            (106)
                                                         --------           --------           --------         --------

                                                              450                958              2,017            2,100
                                                         --------           --------           --------         --------

Income before income taxes                                  1,885              3,958              5,860            7,476
Income taxes (credit)                                          (9)             1,392              1,405            2,681
                                                         --------           --------           --------         --------


Net income                                               $  1,894            $ 2,566           $  4,455          $ 4,795
                                                         ========            =======           ========          =======


  Net earnings per share:
             Basic                                          $ .15              $ .21              $ .35            $ .39
                                                            =====              =====              =====            =====
             Diluted                                        $ .14              $ .20              $ .34            $ .38
                                                            =====              =====              =====            =====

See accompanying notes
*Reclassified to conform to 2001 presentation

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                        SIX MONTHS ENDED JUNE 30
                                                                        ------------------------
                                                                     2001                     2000 *
                                                                   --------                 --------
OPERATING ACTIVITIES
Net income                                                          $ 4,455                 $ 4,795
Adjustments to reconcile net income
 to net cash (Used for) provided by
 operating activities:
  Depreciation and amortization                                       3,640                   4,597
  Deferred income taxes                                                  54                     (92)
  Decrease in provision for contract losses                          (5,056)                   (667)
  Changes in operating assets and liabilities                        (6,871)                 (5,883)
  Increase (decrease) in federal income
     taxes payable                                                    2,014                    (689)
  Equity in income of investee companies                                (48)                    (99)
                                                                   --------                 -------

  NET CASH PROVIDED BY
    OPERATING ACTIVITIES                                             (1,812)                  1,962

INVESTING ACTIVITIES
Purchase of property and equipment                                   (3,092)                 (2,484)
Advances to investees                                                (1,502)                 (2,529)
Repayment of advances by investees                                    4,309                  10,183
                                                                   --------                 -------

  NET CASH (USED IN) PROVIDED BY
    INVESTING ACTIVITIES                                               (285)                  5,170

FINANCING ACTIVITIES
Restricted cash for letter of credit                                   (224)                    -
Proceeds from exercise of stock options                               2,274                     533
Dividends                                                            (2,505)                 (2,475)
                                                                   --------                --------
  NET CASH USED IN FINANCING ACTIVITIES                                (455)                 (1,942)
                                                                   --------                --------

  (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                                 (2,552)                  5,190

  CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                         11,385                  13,092
                                                                   --------                --------

  CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                       $  8,833                $ 18,282
                                                                   ========                ========


See accompanying notes
*Reclassified to conform to 2001 presentation

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


Notes to Consolidated Condensed Financial Statements

June 30, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


NOTE B -  SEGMENT INFORMATION

                                                    Trans-                                    Reconci-
(dollars in thousands)               Defense       portation       Energy          Other      liations       Totals
                                     -------       ---------       ------          -----      --------       ------
Three months ended June 30, 2001
--------------------------------
Revenues from external customers     $47,461        $13,477       $ 8,996        $   -         $   -       $ 69,934
Intersegment revenues
Equity profit (loss) in ventures          35            (11)                                                     24
Segment profit (loss)                  3,785         (2,967)        1,114            (47)          -          1,885

Income before income taxes                                                                                 $  1,885
                                                                                                           ========

Six months ended June 30, 2001
------------------------------
Revenues from external customers     $95,187        $16,545       $15,153        $   -         $   -       $126,885
Intersegment revenues
Equity profit (loss) in ventures          70            (22)          -              -             -             48
Segment profit (loss)                  7,598         (3,766)        1,417            611           -          5,860

Income before income taxes                                                                                 $  5,860
                                                                                                           ========

Three months ended June 30, 2000
--------------------------------
Revenues from external customers     $45,257        $ 4,035       $11,633        $   -         $   -        $60,925
Intersegment revenues                    315            -             -              -            (315)         -
Equity profit (loss) in ventures         198            (97)          -              -             -            101
Segment profit (loss)                  2,986           (449)        1,949           (528)          -          3,958

Income before income taxes                                                                                 $  3,958
                                                                                                           ========

Six months ended June 30, 2000
------------------------------
Revenues from external customers     $86,383        $ 5,051       $19,427        $   -         $   -       $110,861
Intersegment revenues                    534            -             -              -            (534)         -
Equity profit (loss) in ventures         266           (167)          -              -             -             99
Segment profit (loss)                  6,549         (1,254)        3,175           (994)          -          7,476

Income before income taxes                                                                                 $  7,476
                                                                                                           ========

At June 30, 2001 assets in the Transportation segment increased approximately $17,000,000 from December 31, 2000. The most significant changes were; inventory increased $19,000,000 and receivables decreased $6,000,000.

The sales, costs of sales and gross profit recognized by the Transportation segment on subcontracts with ETI were as follows:

                                3 Months Ended               6 Months Ended
                                    June 30                      June 30,
                                ---------------              ---------------
                               2001          2000           2001         2000
                              ------        -----          ------       ------
Sales                         $7,749       $1,524          $8,783       $1,545
Cost of sales                  7,749        1,307           8,783        1,328
                              ------       ------          ------       ------
Gross profit                       0          217               0       $  217
                              ======       ======          ======       ======


NOTE C - DIVIDENDS

A quarterly dividend of $.10 per share is payable on August 31, 2001.


NOTE D - WEIGHTED AVERAGE SHARES

                                         Three Months Ended                       Six Months Ended
                                               June 30                                  June 30
                                       -----------------------                  -----------------------
                                       2001              2000                   2001               2000
                                    ----------        ----------             ----------         ----------
Weighted average shares             12,691,618        12,374,638             12,566,995         12,374,138
Dilutive effect of stock options       637,680           153,693                568,292            150,570
                                    ----------        ----------             ----------         ----------

Diluted weighted average shares     13,329,298        12,528,331             13,135,287         12,524,708
                                    ==========        ==========             ==========         ==========


NOTE E - OTHER OPERATING EXPENSES, NET, OTHER INCOME, OTHER EXPENSES

                                                 Three Months Ended                  Six Months Ended
                                                       June 30                            June 30
                                              ------------------------         ---------------------------
(Dollars in Thousands)                          2001            2000             2001               2000
                                               ------          ------           ------             ------
OTHER OPERATING EXPENSES, NET
-----------------------------

Reduction of deferred
   compensation liability                     $   (53)        $  (104)         $  (106)           $  (104)
Amortization of intangibles                        79             211              159                422
Write off of receivables                          -                59              -                   59
                                              -------         -------          -------            -------

Total other operating expenses, net           $    26         $   166          $    53            $   377
                                              =======         =======          =======            =======

OTHER INCOME
------------

Pension income                                $   444         $   420          $   888            $   840
Settlement of lawsuits                            -               -                842                -
Royalties and commissions                           4             109                8                287
Insurance refund                                  -               -                -                   50
Other                                             (85)             34              (12)                46
                                              -------         -------          -------            -------

Total other income                            $   363         $   563          $ 1,726            $ 1,223
                                              =======         =======          =======            =======

OTHER EXPENSES
--------------

Miscellaneous items,
  none of which are material                      102         $    66              209                106
                                              -------         -------          -------            -------

Total other expenses                          $   102         $    66          $   209            $   106
                                              =======         =======          =======            =======

NOTE F - RECENT ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and intangible assets beginning the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The adoption of these new rules is not anticipated to have a material impact on the Company's earnings or financial position.


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


Results of Operations

On September 29, 2000 the Company sold Symtron Systems, Inc. ("Symtron"), a wholly owned subsidiary included in the defense segment. The operations of Symtron are included in the three months and six months ended June 30, 2000.

Consolidated net sales during the second quarter of 2001 increased $9,009,000 or 14.8% to $69,934,000 from $60,925,000 in the second quarter of 2000. Excluding Symtron's operations from the second quarter of 2000, sales would have increased $12,207,000 or 21.2%. The Defense segment increased sales $2,204,000 or 4.9% to $47,461,000 in the second quarter of 2001 from $45,257,000 in the same period of 2000. Excluding Symtron's operations from the second quarter of 2000, the Defense segment would have increased sales $5,402,000 or 12.8% primarily due to the growth in the unmanned aerial vehicles line of business. Sales in the Transportation segment increased $9,442,000 or 234.0% to $13,477,000 in the second quarter of 2001 from $4,035,000 during the same quarter of 2000 due to increased production and delivery volume. The Energy segment's sales decreased $2,637,000 or 22.7% to $8,996,000 in the second quarter of 2001 from $11,633,000 in the second quarter of 2000 due to the timing of orders and shipments.

For the six months ended June 30, 2001, consolidated net sales totaled $126,885,000 which was $16,024,000 or 14.5% higher than the $110,861,000 of sales recorded during the same period in 2000. Excluding Symtron's operations for the six months ended June 30, 2000, sales would have increased $22,462,000 or 21.5%. The Defense segment sales increased $8,804,000 or 10.2% to $95,187,000 in the first six months in 2001 from $86,383,000 in the same period in 2000. If the Symtron operations were excluded in the year 2000 period, the increase in the Defense segment would have been $15,242,000 or 19.1% primarily due to the sales growth in unmanned aerial vehicles. The Transportation segment's sales increased $11,494,000 or 227.6% to $16,545,000 in the six months ended June 30, 2001 from $5,051,000 in the same period in 2000 due to increased production and delivery volume. The Energy segment's sales decreased $4,274,000 or 22.0% to $15,153,000 in the six months ended June 30, 2001 from $19,427,000 in the same period last year due to the timing of orders and shipments.

The consolidated gross profit margin percentage decreased 8.7% for the three months ended June 30, 2001 to 15.3% from 24.0% for the three months ended June 30, 2000. Excluding Symtron's operations for the three months ended June 30, 2000, the gross profit margin percentage would have decreased 8.2% from 23.5% in the same period in 2000. The Defense segment gross profit margin percentage decreased to 20.1% from 23.3% in the same period last year. Excluding Symtron's operations from the Defense segment in the first six months of 2000, the gross profit margin percentage would have decreased 2.5%. This decrease was due to low gross profit margin percentage on a large competitively awarded program. The Transportation segment gross margin loss percentage of 12.2% in the second quarter of 2001 compared to a gross profit margin percentage of 12.2% in the same period in 2000. This resulted primarily from anticipated labor cost growth on a certain program and partially offset by earnings related to services previously rendered to a strategic partner. The Energy segment gross profit margin percentage increased to 31.7% in the second quarter of 2001 from 30.1% in the same period last year due to product mix.

The consolidated gross profit margin percentage decreased 6.7% for the six months ended June 30, 2001 to 18.3% compared to 25.0% for the same period in 2000. Excluding Symtron's operations for the six months ended June 30, 2000, the gross profit margin percentage would have decreased 6.1%. The Defense segment gross profit margin decreased to 20.6% from 24.2% in the same period last year. Excluding Symtron's operations from the 2000 Defense segment, the gross profit margin percentage would have decreased 2.9% primarily due to low gross profit margin percentage on a large competitively awarded program. The Transportation segment gross margin loss percentage of 6.8% in the first six months of 2001 compared to a gross profit margin percentage of 9.4% in the first six months of 2000. This resulted primarily from anticipated labor cost growth on a certain program and partially offset by earnings related to services previously rendered to a strategic partner. The Energy segment gross profit margin percentage decreased to 31.5% in the first six months of 2001 from 32.3% in the same period last year due to product mix and competitive market conditions.

The consolidated selling and administrative expenses for the three months ended June 30, 2001 decreased $2,182,000 or 19.1% to $9,269,000 from $11,451,000 in the same period last year primarily due to the inclusion of Symtron's operations in 2000. Excluding Symtron's operations in 2000 would have resulted in a decrease of $1,160,000 or 11.1%. Selling and administrative expenses increased $207,000 to $1,051,000 in the Transportation segment due to increased production activity and decreased $23,000 to $2,207,000 in the Energy segment. The Defense segment's selling and administrative expenses decreased $1,980,000 or 24.8% to 6,017,000. Excluding Symtron's operations from the Defense segment in 2000, selling and administrative expenses would have decreased $958,000 or 13.7% due to increased bid and proposal costs during the prior year period. The Other segment experienced decreased selling and administrative expenses by $383,000 due to increased administrative fees received from operating segments.

The consolidated selling and administrative expenses for the six months ended June 30, 2001 decreased $2,553,000 or 11.6% to $19,378,000 from $21,931,000 in the same period of 2000, primarily due to the inclusion of Symtron's operations in 2000. Excluding Symtron's operations in 2000 would have resulted in a decrease of $475,000 or 2.4%. The Defense segment's selling and administrative expenses decreased $2,502,000 or 16.4% to $12,804,000, primarily due to the inclusion of Symtron's operations in 2000. Excluding Symtron's operations in 2000 would have resulted in a decrease of $424,000 or 3.2%. The Transportation's general and administrative expenses in the first six months of 2001 increased $654,000 or 41.9% to $2,216,000 due to increased production activity. The Energy segment's selling and administrative expenses for the first six months of 2001 increased $25,000 to $4,357,000 from $4,332,000 in the same period of 2000. The Other segment decreased selling and administrative expenses by $728,000 due to increased administrative fees received from operating segments.

The consolidated other operating expenses were $140,000 and $324,000 lower in the three and six months periods ended June 30, 2001, respectively, compared to the same periods last year. These decreases primarily resulted from a reduction in amortization expense related to Symtron of $132,000 and $324,000 during the three and six months ended June 30, 2001, respectively, compared to the same periods last year.

The consolidated other income decreased $200,000 in the three months ended June 30, 2001 from the same period last year primarily due to a reduction in royalties and commissions of $105,000 and a reduction in other of $119,000.

The consolidated other income increased $503,000 in the six months ended June 30, 2001 from the same period last year primarily due to the resolution of an insurance recovery of $842,000.

The consolidated income before income taxes decreased $2,073,000 or 52.4% in the three months ended June 30, 2001 from the same period in 2000. Excluding Symtron's operations, the decrease would have been $2,273,000 or 54.7%. During the three month period ended June 30, 2001 as compared to the quarter ended June 30, 2000 the Defense segment profit increased $799,000 or 26.8% to $3,785,000 while the Energy segment profit decreased $835,000 or 42.8% to $1,114,000 and the Transportation segment loss increased $2,518,000 to $2,967,000. The Other segment loss decreased to $47,000 in the second quarter from $528,000 during the second quarter of 2000.

The consolidated income before income taxes decreased by $1,614,000 or 21.6% in the six months ended June 30, 2001 from the same period in 2000. Excluding Symtron's operations, the decrease would have been $1,915,000 or 24.6%. During the six month period ended June 30, 2001 as compared to the like period in 2000 the Defense segment profit increased by $1,049,000 or 16.0% to $7,598,000 while the Energy segment profit decreased by $1,758,000 or 55.4% to $1,417,000 and the Transportation segment loss increased by $2,512,000 to $3,766,000. The Other segment profit was $611,000 during the first half of 2001 as compared to a loss of $994,000 during the first half of 2000.

The Company reported net income of $1,900,000, or $.14 per diluted share, for the second quarter of 2001 compared to net income of $2,600,000, or $.20 per diluted share, in the second quarter of 2000. The Transportation segment had a net loss of $1,900,000, or $.14 per diluted share, in the second quarter of 2001 compared to a net loss of $300,000, or $.02 per diluted share, in the second quarter of 2000. The 2001 results include a local income tax benefit of $1,000,000 ($660,000, net of taxes or $.05 per diluted share), recorded in the second quarter. Excluding the results of Symtron Systems, net income for the second quarter of 2000 was $2,600,000, or $.21 per diluted share.

For the first six months of 2001, net income, including the above-mentioned tax benefit, was $4,500,000, or $.34 per diluted share, compared to $4,800,000, or $.38 per diluted share, for the first half of 2000. The Transportation segment had a net loss of $2,400,000, or $.18 per diluted share, in the first six months of 2001 compared to a net loss of $800,000, or $.06 per diluted share, in the first six months of 2000. Excluding the results of Symtron Systems, net income for the six-month period of 2000 was $4,900,000, or $.39 per diluted share.

Since December 31, 2000 the Company's backlog increased by $19,650,000 or 4.7% in the first six months of 2001. The Energy segment backlog increased $2,133,000; the Transportation segment backlog decreased $14,343,000 and the Defense segment backlog increased $31,860,000.


Liquidity and Capital Resources

On June 28, 2001, the Company and certain of its subsidiaries (the "Borrowers") entered into a Loan and Security Agreement (the "Agreement") with Fleet Capital Corporation, which replaced the Company's loan agreement with First Union Commercial Corporation. The Agreement has a term of three years and provides for letters of credit and cash borrowings of up to $25 million, with a sublimit of $10 million for cash borrowings, subject to a borrowing base. Credit advances may increase to $32 million, provided that amounts in excess of $25 million are cash-collateralized. The Agreement contains certain restrictive covenants, among which are a minimum fixed charge coverage ratio and a maximum balance sheet leverage ratio. All assets of the Borrowers are pledged as collateral under the Agreement. The stock of the Borrowers (other than the Company) and AAI's Hunt Valley property are also pledged as collateral pursuant to a pledge agreement and a deed of trust.

During the first six months of 2001, cash decreased $2,552,000 to $8,833,000 at June 30, 2001 from $11,385,000 at December 31, 2000. Also at June 30, 2001 there was $224,000 of restricted cash. Trade receivables decreased $19,541,000 and inventory increased $22,504,000 or a net use of cash of $2,963,000. Dividends paid of $2,505,000 were partially offset by proceeds from the exercise of stock options of $2,274,000.

At June 30, 2001 there were no cash borrowings under the Agreement. The letter of credit obligations outstanding at June 30, 2001 were $22,137,000. The Company currently has no significant fixed commitment for capital expenditures. The Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements for the next twelve months. Its cash requirements consist primarily of its obligations to fund operations.


Contingent Matters

In connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of June 30, 2001.

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

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
                           PART II - Other Information



ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

     10(a)- Loan and Security Agreement dated as of June 28, 2001 among United Industrial Corporation and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender.

     10(b)- Pledge Agreement dated as of June 28, 2001 among United Industrial Corporation and certain of its subsidiaries, as Pledgors, and Fleet Capital Corporation, as Lender.

     10(c)- Amendment No. 1 dated as of June 1, 2001 to the Employment Agreement dated as of December 8, 1998 by and between United Industrial Corporation and Richard R. Erkeneff.


(b) The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          UNITED INDUSTRIAL CORPORATION

Date  August 13, 2001                     By: /s/ James H. Perry
      ----------------                        -----------------------------
                                              James H. Perry
                                              Chief Financial Officer
                                              Vice President and
                                              Treasurer

                                 EXHIBIT INDEX
                                 -------------


     10(a)- Loan and Security Agreement dated as of June 28, 2001 among United Industrial Corporation and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender.

     10(b)- Pledge Agreement dated as of June 28, 2001 among United Industrial Corporation and certain of its subsidiaries, as Pledgors, and Fleet Capital Corporation, as Lender.

     10(c)- Amendment No. 1 dated as of June 1, 2001 to the Employment Agreement dated as of December 8, 1998 by and between United Industrial Corporation and Richard R. Erkeneff.