Form 10-Q
period 2001-09-30
UNITED INDUSTRIAL CORP /DE/
filed 2001-11-14
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  September 30, 2001
                                         ------------------

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to
                                        -------------------    -----------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,859,868 shares of common stock as of November 2, 2001.

                          UNITED INDUSTRIAL CORPORATION

                                      INDEX
                                      -----

                                                                         Page #
                                                                         ------
Part I - Financial Information

   Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets - Unaudited
                  September 30, 2001 and December 31, 2000                   1

                  Consolidated Condensed Statements of Operations -
                       Three Months and Nine Months Ended
                       September 30, 2001 and 2000                           2

                  Consolidated Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000              3

                  Notes to Consolidated Condensed Financial Statements       4


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    6

   Item 3.  Qualitative and Quantitative Disclosures
                    about Market Risk                                       12



PART II - Other Information                                                 13

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS
                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                               SEPTEMBER 30        DECEMBER 31
                                                                                   2001                2000
                                                                               ------------        -----------
ASSETS
Current Assets
         Cash and cash equivalents                                                $  8,663           $ 11,385
         Restricted cash                                                               222                -
         Trade receivables                                                          58,159             61,341
         Inventories
           Finished goods & work-in-progress                                        93,961             76,908
           Materials & supplies                                                      2,171              2,334
                                                                                  --------           --------
                                                                                    96,132             79,242

         Deferred income taxes                                                       9,237              9,587
         Prepaid expenses & other current assets                                     2,402              3,030
                                                                                  --------           --------
                  Total Current Assets                                             174,815            164,585

Other assets52,726                                                                  50,799
Property & equipment - less allowances
 for depreciation (2001-$95,991; 2000-$91,582)                                      31,924             33,001
                                                                                  --------           --------
                                                                                  $259,465           $248,385
                                                                                  ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
         Accounts payable                                                         $ 29,382           $ 17,184
         Accrued employee compensation & taxes                                       7,440              8,891
         Customer advances                                                          47,432             44,773
         Federal income taxes                                                        3,240               -
         Other liabilities                                                           4,541              7,345
         Provision for contract losses                                              10,326             17,485
                                                                                  --------           --------
                  Total Current Liabilities                                        102,361             95,678

Long-term liabilities                                                                3,520              3,679
Deferred income taxes                                                                8,682              9,182
Postretirement benefits other than pensions                                         23,603             24,953

Shareholders' Equity
--------------------
         Common stock $1.00 par value
         Authorized - 30,000,000 shares; outstanding 12,811,568 shares and
         12,435,038 shares - September 30, 2001 and December 31, 2000
         (net of shares in treasury)                                                14,374             14,374
         Additional capital                                                         89,898             89,384
         Retained earnings                                                          29,140             26,441
         Other accumulated comprehensive income                                        222              -
         Treasury stock, at cost, 1,562,580 shares
         at September 30, 2001 and 1,939,110 shares
         at December 31, 2000                                                      (12,335)           (15,306)
                                                                                  --------           --------
                                                                                   121,299            114,893
                                                                                  --------           --------

                                                                                  $259,465           $248,385
                                                                                  ========           ========

See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                      Three Months Ended               Nine Months Ended
                                                         September 30                     September 30
                                                     -------------------              -------------------
                                                     2001           2000*              2001          2000*
                                                   --------       --------           --------      --------
Net sales                                          $ 80,737       $ 65,797           $207,622      $176,658
Cost of sales                                        68,252         59,875            171,863       143,052
                                                   --------       --------           --------      --------
Gross profit                                         12,485          5,922             35,759        33,606

Selling & administrative expenses                     9,387         11,015             28,765        32,946
Other operating expenses - net                           27            161                 80           538
                                                   --------       --------           --------      --------

Total operating income                                3,071         (5,254)             6,914           122
                                                   --------       --------           --------      --------

Non-operating income and (expenses)
   Interest income                                       93            197                545         1,095
   Other income - net                                   113          1,493              1,839         2,716
   Interest expense                                     -              -                  -             (14)
   Equity in net income (loss)
     of joint ventures                                   (6)           536                 42           635
   Gain on sale of assets, net                          -            5,976                -           5,976
   Other expenses                                       (72)          (227)              (281)         (333)
                                                   --------       --------           --------      --------

                                                        128          7,975              2,145        10,075
                                                   --------       --------           --------      --------

Income before income taxes                            3,199          2,721              9,059        10,197
Income taxes                                          1,173            575              2,578         3,256
                                                   --------       --------           --------      --------


Net income                                          $ 2,026       $  2,146            $ 6,481      $  6,941
                                                    =======       ========            =======      ========


  Net earnings per share:
             Basic                                    $ .16          $ .17              $ .51         $ .56
                                                      =====          =====              =====         =====
             Diluted                                  $ .15          $ .17              $ .49         $ .55
                                                      =====          =====              =====         =====

See accompanying notes
*Reclassified to conform to 2001 presentation

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            NINE MONTHS ENDED SEPTEMBER 30
                                                            ------------------------------
                                                             2001                   2000 *
                                                           --------                --------
OPERATING ACTIVITIES
Net income                                                 $ 6,481                 $ 6,941
Adjustment to reconcile net income
 to net cash provided by (used for)
 operating activities:
 Gain on sale of assets                                        -                    (5,976)
  Depreciation and amortization                              5,579                   7,059
  Deferred income taxes                                       (150)                 (4,287)
  (Decrease) increase in provision for
     contract losses                                        (7,159)                  7,487
  Changes in operating assets and liabilities-net           (6,367)                (19,264)
  Increase in federal income taxes payable                   3,240                   3,197
  Equity in (loss) income of investee companies                (42)                    635
                                                          --------                 -------

  NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES                                     1,582                  (4,208)

INVESTING ACTIVITIES
Purchase of property and equipment                          (4,263)                 (4,621)
Advances to investees                                       (2,423)                 (1,231)
Repayment of advances by investees                           2,914                   6,872
                                                          --------                --------

  NET CASH (USED IN) PROVIDED BY
    INVESTING ACTIVITIES                                    (3,772)                  1,020

FINANCING ACTIVITIES
Restricted cash for letter of credit                          (222)                    -
Proceeds from exercise of stock options                      3,472                     575
Dividends                                                   (3,782)                 (3,712)
                                                          --------                --------
  NET CASH USED IN FINANCING ACTIVITIES                       (532)                 (3,137)
                                                          --------                --------

  DECREASE IN CASH AND CASH EQUIVALENTS                     (2,722)                 (6,325)

  CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                11,385                  13,092
                                                          --------                --------

  CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                              $  8,663                $  6,767
                                                          ========                ========

See accompanying notes
*Reclassified to conform to 2001 presentation

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


Notes to Consolidated Condensed Financial Statements

September 30, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


NOTE B -  SEGMENT INFORMATION

                                                                Trans-                                   Reconci-
(dollars in thousands)                           Defense       portation        Energy      Other        liations     Totals
                                                 -------       ---------        ------      -----        --------     ------
Three months ended September 30, 2001
-------------------------------------
Revenues from external customers                 $ 58,682       $14,634        $ 7,421      $   -        $   -       $ 80,737
Intersegment revenues                                 309           -              -            -           (309)         -
Equity profit (loss) in ventures                        1            (7)           -            -            -             (6)
Segment profit (loss)                               5,696        (2,800)           344          (41)         -          3,199

Income before income taxes                                                                                           $  3,199
                                                                                                                     ========

Nine months ended September 30, 2001
------------------------------------
Revenues from external customers                 $153,869       $31,179        $22,574       $  -         $  -       $207,622
Intersegment revenues                               1,102           -              -            -         (1,102)         -
Equity profit (loss) in ventures                       71           (29)           -            -            -             42
Segment profit (loss)                              13,294        (6,566)         1,761          570          -          9,059

Income before income taxes                                                                                           $  9,059
                                                                                                                     ========

Three months ended September 30, 2000
-------------------------------------
Revenues from external customers                 $ 47,823       $ 8,771        $ 9,203       $  -         $  -        $65,797
Intersegment revenues                                 351           -              -            -           (351)         -
Equity profit (loss) in ventures                      -             536            -            -            -            536
Segment profit (loss)                               3,608        (8,215)           790        6,538          -          2,721

Income before income taxes                                                                                           $  2,721
                                                                                                                     ========

Nine months ended September 30, 2000
------------------------------------
Revenues from external customers                 $134,206       $13,822        $28,630       $  -         $  -       $176,658
Intersegment revenues                                 885           -              -            -           (885)         -


Equity profit (loss) in ventures                      266           369            -            -            -            635
Segment profit (loss)                              10,157        (9,469)         3,965        5,544          -         10,197

Income before income taxes                                                                                           $ 10,197
                                                                                                                     ========

Assets in the Transportation segment increased $23,706 to $94,573 at September 30, 2001 from $70,867 at December 31, 2000. The increase was primarily in inventory, which increased $19,014 to $70,276 at September 30, 2001 from $51,262 at December 31, 2000.

The sales, costs of sales and gross profit recognized by the Transportation segment on subcontracts with ETI were as follows:

                               3 Months Ended               9 Months Ended
                                September 30                 September 30
                              ----------------             ----------------
                              2001          2000           2001         2000
                             ------        -----          ------       ------
Sales                       $10,716       $    4         $19,499       $1,549
Cost of sales                12,056            4          20,839        1,332
                            -------       ------         -------       ------
Gross profit                $(1,340)           0         $(1,340)      $  217
                            =======       ======         =======       ======


NOTE C - DIVIDENDS

A quarterly dividend of $.10 per share is payable on December 4, 2001.


NOTE D - WEIGHTED AVERAGE SHARES

                                          Three Months Ended                       Nine Months Ended
                                              September 30                             September 30
                                        -----------------------                  -----------------------
                                         2001              2000                  2001               2000
                                     ----------        ----------             ----------         ----------
Weighted average shares              12,811,568        12,381,338             12,648,519         12,376,538
Dilutive effect of stock options        573,512           263,824                570,032            188,321
                                     ----------        ----------             ----------         ----------

Diluted weighted average shares      13,385,080        12,645,162             13,218,551         12,564,859
                                     ==========        ==========             ==========         ==========


NOTE E - OTHER OPERATING EXPENSES, NET, OTHER INCOME, OTHER EXPENSES

                                               Three Months Ended               Nine Months Ended
                                                  September 30                    September 30
                                              ------------------                -----------------
(Dollars in Thousands)                       2001            2000             2001             2000
                                            ------          ------           ------           ------
OTHER OPERATING EXPENSES, NET
-----------------------------

Reduction of deferred
   compensation liability                  $   (53)         $  (52)          $ (159)         $  (156)
Amortization of intangibles                     80             211              239              633
Write off of receivables                       -                 2              -                 61
                                           -------         -------           ------          -------

Total other operating expenses, net        $    27         $   161          $    80          $   538
                                           =======         =======          =======          =======


OTHER INCOME, NET
-----------------

Pension income                             $   148         $   420          $ 1,036          $ 1,260
Settlement of lawsuits                         -               950              842              950
Royalties and commissions                       51             116               59              403
Insurance refund                               -               -                -                 50
Foreign exchange loss                         (182)            -               (182)             -
Other                                           96               7               84               53
                                           -------         -------          -------          -------


Total other income, net                    $   113         $ 1,493          $ 1,839          $ 2,716
                                           =======         =======          =======          =======


OTHER EXPENSES
--------------

Miscellaneous items,
  none of which are material                    72         $   227              281              333
                                           -------         -------          -------          -------
Total other expenses                       $    72         $   227          $   281          $   333
                                           =======         =======          =======          =======

NOTE F - COMPREHENSIVE INCOME

For the Company, the components of comprehensive income are as follows (in thousands):

                                 For the Three              For the Nine
                                  Months Ended              Months Ended
                               September 30, 2001        September 30, 2001
                               ------------------        ------------------

Net income                           $ 2,026                  $ 6,481
Unrealized gain on foreign
   currency contracts                      6                      222
                                     -------                  -------
Comprehensive income                 $ 2,032                  $ 6,703
                                     =======                  =======


NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and intangible assets beginning the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The adoption of these new rules is not anticipated to have a material impact on the Company's earnings or financial position.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based upon the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", for long-lived assets to be disposed of by sale and addresses significant implementation issues. The Company is required to adopt this statement effective January 1, 2002. The Company is in the process of assessing the impact of the adoption of this statement on its financial position, results of operations and cash flow.


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


Results of Operations

On September 29, 2000 the Company sold Symtron Systems, Inc. ("Symtron"), a wholly owned subsidiary included in the defense segment. The operations of Symtron are included in the three months and nine months ended September 30, 2000.

Consolidated net sales during the third quarter of 2001 increased $14,940,000 or 22.7% to $80,737,000 from $65,797,000 in the third quarter of 2000. Excluding Symtron's operations from the third quarter of 2000, sales would have increased $16,217,000 or 25.1%. The Defense segment increased sales $10,859,000 or 22.7% to $58,682,000 in the third quarter of 2001 from $47,823,000 in the same period of 2000 primarily due to the growth in the unmanned aerial vehicles line of business. Excluding Symtron's operations from the third quarter of 2000, the Defense segment would have increased sales $12,135,000 or 26.1%. Sales in the Transportation segment increased $5,863,000 or 66.8% to $14,634,000 in the third quarter of 2001 from $8,771,000 during the same quarter of 2000 due to increased production and delivery volume. The Energy segment's sales decreased $1,782,000 or 19.4% to $7,421,000 in the third quarter of 2001 from $9,203,000 in the third quarter of 2000 due to the timing of orders and shipments.

For the nine months ended September 30, 2001, consolidated net sales totaled $207,622,000 which was $30,964,000 or 17.5% higher than the

$176,658,000 of sales recorded during the same period in 2000. Excluding Symtron's operations for the nine months ended September 30, 2000, sales would have increased $38,715,000 or 22.9%. The Defense segment sales increased $19,663,000 or 14.7% to $153,869,000 in the first nine months in 2001 from
$134,206,000 in the same period in 2000 primarily due to the sales growth in unmanned aerial vehicles line of business. If the Symtron operations were excluded in the year 2000 period, the increase in the Defense segment would have been $27,414,000 or 21.7%. The Transportation segment's sales increased $17,357,000 or 125.6% to $31,179,000 in the nine months ended September 30, 2001 from $13,822,000 in the same period in 2000 due to increased production and delivery volume. The Energy segment's sales decreased $6,056,000 or 21.2% to $22,574,000 in the nine months ended September 30, 2001 from $28,630,000 in the same period last year due to the completion of a large contract of approximately $6,300,000 during the nine months ended September 30, 2000.

The consolidated gross profit margin percentage increased 6.5% for the three months ended September 30, 2001 to 15.5% from 9.0% for the three months ended September 30, 2000. Excluding Symtron's operations for the three months ended September 30, 2000, would not alter the effect on the consolidated gross profit margin percentage for the three months of 2000. The Defense segment gross profit margin percentage decreased to 19.6% from 23.3% in the same period last year. This decrease was due to the low gross profit margin percentage on a large competitively awarded program. Excluding Symtron's operations from the Defense segment in the third quarter of 2000, the gross profit margin percentage would have decreased 4.2%. The Defense segment gross profit margin was increased $700,000 by a reduction of $700,000 in the cost of sales. This amount also included in trade receivables is for an equitable adjustment claim on a U.S. Navy contract. Symtron was the prime contractor and the Company's wholly owned subsidiary AAI was a subcontractor. In October 2001, the Company received a payment of $400,000 from Symtron. The Transportation segment gross margin loss of $1,321,000 in the third quarter of 2001 compared to a gross margin loss in the same period in 2000 of $7,668,000. The three months ended September 30, 2001 and 2000, respectively, include $1,340,000 and $8,400,000 of charges to cost of sales in the Transportation segment for anticipated increased contract costs. The Energy segment gross profit margin percentage increased to 30.9% in the third quarter of 2001 from 25.7% in the same period last year due to product mix.

The consolidated gross profit margin percentage decreased for the nine months ended September 30, 2001 to 17.2% compared to 19.0% for the same period in 2000. Excluding Symtron's operations for the nine months ended September 30, 2000, the gross profit margin percentage would have decreased 1.3%. The Defense segment gross profit margin decreased to 20.3% from 24.0% in the same period last year primarily due to low gross profit margin percentage on a large competitively awarded program. Excluding Symtron's operations from the 2000 Defense segment, the gross profit margin percentage would have decreased 3.4%. The Transportation segment gross margin loss of $2,454,000 in the first nine months of 2001 compared to a gross margin loss of $7,193,000 in the first nine months of 2000 which resulted primarily from anticipated labor cost growth on a certain program as well as general overhead increases and partially offset by earnings related to services previously rendered to a strategic partner. The Energy segment gross profit margin percentage increased to 31.3% in the first nine months of 2001 from 30.2% in the same period last year due to product mix.

The consolidated selling and administrative expenses for the three months ended September 30, 2001 decreased $1,628,000 or 14.8% to $9,387,000 from $11,015,000 in the same period last year primarily due to the inclusion of Symtron's operations in 2000. Excluding Symtron's operations in 2000 would have resulted in a decrease of $322,000 or 3.3%. The Defense segment's selling and administrative expenses decreased $1,604,000 or 20.1% to $6,073,000. Excluding Symtron's operations from the Defense segment in 2000, selling and administrative expenses would have decreased $297,000 or 4.7% due to lower bid and proposal costs during the current period. Selling and administrative expenses increased $54,000 to $1,137,000 in the Transportation segment due to increased production activity. The selling and administrative expenses increased $77,000 to $2,179,000 in the Energy segment due to increased bid and proposal efforts. The Other segment experienced decreased selling and administrative expenses of $156,000 due to increased income of administrative fees received from operating segments.

The consolidated selling and administrative expenses for the nine months ended September 30, 2001 decreased $4,181,000 or 12.7% to $28,765,000 from $32,946,000 in the same period of 2000, primarily due to the inclusion of Symtron's operations in 2000. Excluding Symtron's operations in 2000 would have resulted in a decrease of $797,000 or 2.7%. The Defense segment's selling and administrative expenses decreased $4,106,000 or 17.9% to $18,877,000, primarily due to the inclusion of Symtron's operations in 2000. Excluding Symtron's operations from the Defense segment in 2000 would have resulted in a decrease of $722,000 or 3.7% due to lower bid and proposal costs and lower marketing expenses during the current period. The Transportation's general and administrative expenses in the first nine months of 2001 increased $708,000 or 26.8% to $3,353,000 due to increased production activity. The Energy segment's selling and administrative expenses for the first nine months of 2001 increased $101,000 to $6,536,000 from $6,434,000 in the same period of 2000. The Other segment decreased selling and administrative expenses by $884,000 due to increased income of administrative fees received from operating segments.

The consolidated other operating expenses were $134,000 and $458,000 lower in the three and nine months periods ended September 30, 2001, respectively, compared to the same periods last year. These decreases primarily resulted from a reduction in amortization expense related to Symtron of $131,000 and $394,000 during the three and nine months ended September 30, 2001, respectively, compared to the same periods last year.

The consolidated other income decreased $1,380,000 in the three months ended September 30, 2001 from the same period last year primarily due to income of $950,000 from the settlement of lawsuits in the three months ended September 30, 2000. Pension income was reduced by $272,000 and the Company experienced a foreign exchange loss of $182,000 in the current three month period.

The consolidated other income decreased $877,000 in the nine months ended September 30, 2001 from the same period last year primarily due to the reductions of pension income of $224,000 and royalties and commissions of $344,000 and the foreign exchange loss $182,000.

The consolidated income before income taxes increased $478,000 or 17.6% in the three months ended September 30, 2001 from the same period in 2000. Excluding Symtron's operations, the decrease would have been $911,000 or 22.2%. During the three month period ended September 30, 2001 as compared to the quarter ended September 30, 2000 the Defense segment profit increased $2,088,000 or 57.9% to $5,696,000. Excluding the Symtron loss from the Defense segment from the three month period in 2000, the increase would have been $700,000 or 14.0%. The Energy segment profit decreased $446,000 or 56.5% to $344,000 and the Transportation segment loss decreased $5,415,000 to $2,800,000. The Other segment loss increased to $41,000 in the third quarter of 2001 from a profit of $6,538,000 during the third quarter of 2000, which included a gain on the sale of assets of $5,976,000 ($4,166,000 net of taxes or $.33 per diluted share).

The consolidated income before income taxes decreased by $1,138,000 or 11.2% in the nine months ended September 30, 2001 from the same period in 2000. Excluding Symtron's operations from the nine months of 2000, the decrease would have been $2,826,000 or 23.8%. During the nine month period ended September 30, 2001 as compared to the like period in 2000 the Defense segment profit increased by $3,137,000 or 30.9% to $13,294,000. Excluding Symtron's operations, the increase would have been $1,450,000 or 12.2%. The Energy segment profit decreased by $2,204,000 or 55.6% to $1,761,000 and the Transportation segment loss decreased by $2,903,000 to $6,566,000. The Other segment profit was $570,000 during the nine months of 2001 as compared to $5,544,000 during the first nine months of 2000 which included a profit on the sale of assets of $5,976,000 ($4,166,000 net of taxes or $.33 per diluted share).

The Company's effective tax rates for federal and local taxes were 36.7% and 21.1% for the three months ended September 30, 2001 and 2000, respectively. The lower tax rate in 2000 is related to the profit on the sale of Symtron which had a higher tax basis than book basis.

The Company's effective tax rates for federal and local taxes were 28.5% and 31.9% for the nine months ended September 30, 2001 and 2000, respectively. The lower than statutory tax rates are due to a local income tax benefit of $1,000,000 or $660,000 net of federal taxes in 2001 and the lower tax rate on the sale of Symtron (see preceding paragraph) in 2000.

The Company reported net income of $2,026,000, or $.15 per diluted share, for the third quarter of 2001 compared to net income of $2,146,000, or $.17 per diluted share, in the third quarter of 2000. Excluding the results of Symtron's operations, and the gain on the sale of Symtron the net loss for the third quarter of 2000 would have been $1,189,000 or $.10 per diluted share.

For the first nine months of 2001, net income was $6,481,000, or $.49 per diluted share, compared to $6,941,000, or $.55 per diluted share, for the first nine months of 2000. Excluding the results of Symtron's operations and the gain on the sale of Symtron from the nine months of 2000, net income for the nine-month period of 2000 would have been $3,725,000 or $.30 per diluted share.

Since December 31, 2000 the Company's backlog decreased by $5,685,000 or 1.37% in the first nine months of 2001. The Energy segment backlog increased $2,258,000; the Transportation segment backlog decreased $4,009,000 and the Defense segment backlog decreased $3,934,000.


Liquidity and Capital Resources

On June 28, 2001, the Company and certain of its subsidiaries (the "Borrowers") entered into a Loan and Security Agreement (the "Agreement") with Fleet Capital Corporation, which replaced the Company's loan agreement with First Union Commercial Corporation. The Agreement has a term of three years and provides for letters of credit and cash borrowings of up to $25 million, with a sublimit of $10 million for cash borrowings, subject to a borrowing base. Credit advances may increase to $32 million, provided that amounts in excess of $25 million are cash-collateralized. The Agreement contains certain restrictive covenants, among which are a minimum fixed charge coverage ratio and a maximum balance sheet leverage ratio, all as defined. All assets of the Borrowers are pledged as collateral under the Agreement. The stock of the Borrowers (other than the Company) and AAI's Hunt Valley property are also pledged as collateral pursuant to a pledge agreement and a deed of trust.

During the first nine months of 2001, cash decreased $2,722,000 to $8,663,000 at September 30, 2001 from $11,385,000 at December 31, 2000. Also at September 30, 2001 there was $222,000 of restricted cash. Changes in operating assets and liabilities, net resulted in a net use of cash of $6,367,000. The major items were an increase in inventory of $17,775,000 offset by an increase in accounts payable of $12,198,000. Dividends paid of $3,782,000 were partially offset by proceeds from the exercise of stock options of $3,472,000.

At September 30, 2001 there were no cash borrowings under the Agreement. The letter of credit obligations outstanding at September 30, 2001 were $24,140,000. The Company currently has no significant fixed commitment for capital expenditures. The Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements for the next twelve months. Its cash requirements consist primarily of its obligations to fund operations.


Contingent Matters

In connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of September 30, 2001.

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

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions, and some of these transactions are denominated in foreign currencies. As a result, the Company's financial results could be affected by changes in foreign exchange rates. To mitigate the effect of changes in these rates, the Company has entered into foreign exchange contracts. There has been no material change in the firmly committed sales exposures and related derivative contracts from December 31, 2000. (See Item 7A
- Form 10-K for December 31, 2000.) At September 28, 2001, the average national value of these contracts was $1,500,000, with an aggregate profit of $222,000 based on fair market value.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its amendments Statements 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of Statement No. 133 did not have a material effect on earnings or the financial position of the Company.

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
                           PART II - Other Information



ITEM 6 - Exhibits and Reports on Form 8-K


(b) The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          UNITED INDUSTRIAL CORPORATION

Date November 13, 2001                    By: /s/ James H. Perry
     -----------------                        ------------------------------
                                              James H. Perry
                                              Chief Financial Officer,
                                              Vice President and
                                              Treasurer