Form 10-K
period 2001-12-31
UNITED INDUSTRIAL CORP /DE/
filed 2002-04-01
CIK 101271

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-K

                                    ---------

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001.

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
      Title of Each Class                           on Which Registered
-------------------------------             ------------------------------------
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


                            [Cover page 1 of 2 pages]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 4, 2002, computed by reference to the closing sale price of the registrant's Common Stock on the New York Stock Exchange on such date: $214,549,797.

On March 4, 2002, the registrant had outstanding 12,963,918 shares of Common Stock, par value $1.00 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Certain portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference into Parts I and II of this report.

2. Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the 2002 Annual Meeting of Shareholders of the registrant are incorporated by reference into Part III of this report.


                            [Cover page 2 of 2 pages]

                                     PART I

Forward Looking Information

This Annual Report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following: the Company's successful execution of internal performance plans; performance issues with key suppliers, subcontractors and business partners; the ability to negotiate financing arrangements with lenders; legal proceedings; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development, commercialization and technological difficulties; capacity and supply constraints or difficulties; legislative or regulatory actions impacting the Company's energy segment and transportation business; changing priorities or reductions in the U.S. government defense budget; contract continuation and future contract awards; and U.S. and international military budget constraints and determinations. The Company makes no commitment to update any forward looking statements or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward looking statements.

ITEM 1. BUSINESS

At December 31, 2001, the operations of United Industrial Corporation ("United") consist of three principal business segments: defense, energy systems and transportation, principally conducted through two wholly-owned subsidiaries.

Defense

AAI Corporation

AAI Corporation ("AAI") is engaged in engineering, development and manufacturing of Unmanned Aerial Vehicle ("UAV") platforms, Electronic Warfare ("EW") test and training systems, military and commercial simulators, automated test systems, and advanced boresight equipment. In addition, AAI provides sophisticated engineering, logistics, and maintenance services, which complement its key product platforms, as well as those of other original equipment manufacturers. AAI's advanced products designed for military customers include such high profile programs as the Shadow UAV system, recently selected as the U.S. Army's Tactical Unmanned Aerial Vehicle platform, and the Joint Services Electronic Combat Systems Tester, employed by all U.S. military branches to ensure optimal airborne EW operations. AAI's aerospace products, utilized by numerous military and commercial customers worldwide, offer superior test and maintenance capabilities for the F-16, many Boeing airframes, various General

Electric and Pratt & Whitney aircraft engines, and other aviation equipment. AAI supplies its high quality aerospace test equipment to provide depot maintenance services to foreign and domestic military aviation customers. In 2001 approximately 77% of the sales volume of AAI consisted of research, development and production of military items under domestic defense contracts compared to 73% in 2000. International defense contracts including foreign military sales through the U.S. government, accounted for 24.2% of company sales in 2001 as compared to 20.0% in 2000. These contracts generally related to unmanned aerial vehicle systems and weapon training systems for foreign governments.

Because of the variety of its activities, it is not possible to state precisely the competitive position of AAI with respect to each of its product lines. In the area of training and simulation systems, AAI is one of approximately ten leading organizations developing equipment for the U.S. Government. AAI's ability to obtain orders for training and simulation systems is dependent principally on the ability, expertise and training of its employees and the level of funding by the DOD and foreign military users. A number of large and small companies produce automatic test equipment that compete with AAI for market share. In the area of weapons and munitions, AAI ranks among approximately ten leading companies engaged in development work. However, AAI's production activity in this field is less significant. AAI began development in the UAV business in 1986. In 1999 the Company was awarded a contract to provide the next generation of tactical UAV's to the U.S. Army. AAI also produces the highly successful Pioneer UAV employed by the United States during Operation Desert Storm and in the conflicts in Somalia and Bosnia. In addition, AAI has other UAV systems and products which it markets internationally. AAI is one of several large and small competitors in this field.

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

On March 15, 2002 Detroit Stoker announced that it will cease its foundry operation effective May 17, 2002. Detroit Stoker will purchase its necessary castings from lower cost sources. It is projected that this decision will significantly improve operating margins. The Company estimates that during 2002 Detroit Stoker will incur severance and other cash charges totaling approximately $1,000,000. In addition, the Company will write off the net book value of the assets related to its foundry facility of approximately $3,500,000 during the foundry's operating period in 2002.

Transportation

AAI Transportation Systems, a division of AAI, is engaged in the manufacturing and integration of transit systems primarily for municipal customers within the United States. Its products and services are focused in overhaul, fabrication, assembly and systems integration.

Electric Transit, Inc. ("ETI"), a corporation owned 35% by AAI and 65% by Skoda, a Czech Republic firm, has become one of the domestic market leaders in manufacturing electric trolley buses. It has won contracts in both Dayton, Ohio for the Miami Valley Regional Transit Authority and the city and county of San Francisco. ETI is an unconsolidated affiliate of AAI and accordingly, AAI records its equity share of income or loss in ETI. Under these contracts which are valued at $32 million and $192 million, respectively, AAI has received subcontracts of $9.4 million and $62.5 million, respectively.

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

On March 27, 2002, AAI entered into a definitive agreement to sell its overhaul contracts with the New Jersey Transit Authority and the Maryland Mass Transit Authority, and related assets, for approximately $21.4 million, subject to certain agreed upon adjustments. The agreement provides for AAI to be released under all performance bonds and obligations under the two overhaul contracts, and provides for AAI to receive a cost plus fee contract to perform work on the two overhaul contracts for the purchaser during a transition period not to exceed six months. The sale of the two overhaul contracts is subject to customary closing conditions, including obtaining certain third party consents, governmental approvals and the purchaser obtaining the requisite performance bonds. The sale is expected to close before May 31, 2002, although no assurance can be given that the closing will occur. Following the sale, AAI Transportation System's operations will include just one ongoing program, the San Francisco Municipal Railway program being executed by ETI, described above, which is well into its production phase.

AAI Transportation Systems is being accounted for as discontinued operations. See Note 16 to the Financial Statements included in Item 8 of this Report.

For additional information concerning United's subsidiaries reference is made to information set forth in the Letter to Shareholders contained in United's 2001 Annual Report to Shareholders (the "Annual Report"), which letter is incorporated herein by reference. Reference is also made to the information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which section is incorporated herein by reference.

General

Employees

As of March 1, 2002 United and its continuing subsidiaries had approximately 1,500 employees. Approximately 106 of these employees are represented by two unions under contracts expiring between July 2003 and January 2004. United considers its employee relationships to be satisfactory.

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

Research and Development

During 2001, 2000 and 1999, the subsidiaries of United (exclusive of AAI) expended approximately $478,982, $165,707 and $117,000, respectively, on the development of new products and the improvement of existing products. All of the programs and the funds to support such programs are sponsored by the subsidiary involved. In addition to the above amount, AAI is engaged in research and development primarily for the U.S. Government.

Backlog

The backlog of orders by industry segment at December 31, 2001 and 2000 was as follows:

                                  2001                   2000
                                  ----                   ----
Defense                        201,221,000            190,161,000

Energy Systems                   6,122,000              4,633,000

Transportation                $164,891,000*          $219,176,000

* Includes $137,923,000 of backlog in respect of the two overhaul contracts that the Company has agreed to sell.

Except for approximately $47,321,000, and excluding the two Transportation segment overhaul contracts that the Company has agreed to sell, substantially all of the backlog orders at December 31, 2001 are expected to be filled in 2002.

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

Financial Information Relating to Industry Segments

For financial information with respect to industry segments of United, reference is made to the information set forth in Note 11 of the Notes to Financial Statements included in Item 8 of this Report, which Note is incorporated herein by reference.

Foreign Operations and Export Sales

United and its subsidiaries have no significant foreign operations. During 2001, 2000 and 1999, export sales by United and its subsidiaries amounted to approximately $54,670,000, $57,110,000 and $42,120,000, respectively.

ITEM 2. PROPERTIES

United maintains executive and administrative offices at leased premises at 570 Lexington Avenue, New York, N.Y., which lease expires in August 2008. The following is a tabulation of the principal properties owned or leased by United's subsidiaries as at March 23, 2002.

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

                                                                          Approximate
                                                                          Area                    Owned
Location                         Principal Use                            in Square Feet          or Leased
--------                         -------------                            --------------          ---------
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

For information with respect to obligations for lease rentals, see Note 8 to the Financial Statements in the Annual Report, which Note is incorporated herein by reference. United considers its properties to be suitable and adequate for its present needs. The properties are being substantially utilized.

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

                                                                     Age at
        Name             Position, Office                      December 31, 2001
        ----             ----------------                      -----------------

Richard R. Erkeneff*  -- President of the Company (since               66
                         October 1995) and AAI (since
                         November 1993).

Robert Worthing       -- Vice President and General Counsel            56
                         of the Company (since July 1995);
                         General Counsel of AAI (since April
                         1992).

Susan Fein Zawel*     -- Vice President, Corporate                     47
                         Communications and Associate General
                         Counsel (since June 1995), Secretary
                         (since May 1994) and Counsel (1992
                         to 1995) of the Company.

James H. Perry        -- Vice President (since May 1998),              40
                         Chief Financial Officer (since
                         October 1995) and Treasurer (since
                         December 1994) of the Company; Vice
                         President, Chief Financial Officer
                         and Treasurer of AAI (since July
                         2000).

----------
* Member of the Company's Board of Directors

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

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the 2002 Annual Meeting of Shareholders of United (the "Proxy Statement"), which section (other than the Compensation Committee Report, Audit Committee Report and Performance Graph) is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

      (3)(a)-           Restated Certificate of Incorporation of United (1).

      (3)(b)-           Amended and Restated By-Laws of United (2).

      (10)(a)- United Industrial Corporation 1994 Stock Option Plan, as amended (3).

      (10)(b)- United Industrial Corporation 1996 Stock Option Plan for Nonemployee Directors (4).

      (10)(c)- Loan and Security Agreement dated as of June 28, 2001 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender (5).

      (10)(d)- Pledge Agreement dated as of June 28, 2001 among United and certain of its subsidiaries, as Pledgors, and Fleet Capital Corporation, as Lender (5).

      (10)(e)- Waiver, Amendment and Consent Agreement dated as of March 6, 2002 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender.

      (10)(f)- Employment Agreement, dated December 8, 1998, between United and Richard R. Erkeneff (1).

      (10)(g)- Amendment No. 1 dated as of June 1, 2001 to the Employment Agreement dated as of December 8, 1998 by and between United and Richard R. Erkeneff (5).

      (10)(h)- Employment Agreement, dated March 3, 2000, between United and Susan Fein Zawel (6).

      (10)(i)- Employment Agreement, dated March 3, 2000, between United and Robert Worthing (6).

      (10)(j)- Employment Agreement, dated March 3, 2000, between United and James H. Perry (6).

      (10)(k)- Master Agreement, dated as of March 27, 2002, between ALSTOM Transportation Inc. and AAI Corporation.

      (13)-             United's 2001 Annual Report to Shareholders.

      (21)-             Subsidiaries of United.

      (23)-             Consent of Independent Auditors.
----------

      (1) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1998.
      (2) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1995.
      (3) Incorporated by reference to United's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 10, 1997.
      (4) Incorporated by reference to United's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 26, 1997.
      (5) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
      (6) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1999.

(b) Reports on Form 8-K - United did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

                           Annual Report on Form 10-K

                       Item 14(a) (1) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules


                          Year ended December 31, 2001

                          United Industrial Corporation

                               New York, New York

Form 10-K--Item 14(a) (1) and (2)

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of United Industrial Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2001, are incorporated by reference in Item 8:

Consolidated Balance Sheets--December 31, 2001 and 2000

Consolidated Statements of Operations--
         Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows
         Years Ended December 31, 2001, 2000 and 1999
Notes to Financial Statements

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

REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of United Industrial Corporation and subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 8, 2002. Our audits also included the financial statement schedule listed in Item 14(d) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ ERNST & YOUNG LLP

New York, New York
March 8, 2002

                Schedule II -- Valuation and Qualifying Accounts

                 United Industrial Corporation and Subsidiaries

                                December 31, 2001

              Col. A                      Col. B                     Col. C                   Col. D            Col. E
                                                             (1)              (2)
                                        Balance at       Charged to         Charged to                        Balance at
                                        Beginning        Costs and       Other Accounts     Deductions          End of
            Description                 of Period         Expenses         (Describe)       (Describe)          Period
            -----------                 ---------         --------         ----------       ----------          ------
Year ended December 31, 2001:
 Deducted from asset account:
  Allowance for doubtful accounts       $  235,000                                                            $  235,000
                                        ==========                                                            ==========
Product warranty liability              $5,154,000                                          $3,504,000(B)     $1,650,000
                                        ==========                                          ==========        ==========
Year ended December 31, 2000:
 Deducted from asset account:
  Allowance for doubtful accounts       $  235,000                                                            $  235,000
                                        ==========                                                            ==========
Product warranty liability              $5,600,000       $1,300,000(A)                      $1,746,000(B)     $5,154,000
                                        ==========       ==========                         ==========        ==========
Year ended December 31, 1999:
 Deducted from asset accounts:
  Allowance for doubtful accounts       $  235,000                                                            $  235,000
                                        ==========                                                            ==========
Product warranty liability              $  640,000       $5,000,000(A)                      $   40,000(B)     $5,600,000
                                        ==========       ==========                         ==========        ==========

      (A) In February 2000, the Company was informed of a warranty issue by one of its customers. Based upon this information, the Company recorded a $5 million provision for the estimate of the future warranty costs to be incurred. This amount was recorded in the fourth quarter of 1999. In 2000 this provision was increased by $1.3 million.

      (B) Product warranty expenditures.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNITED INDUSTRIAL CORPORATION
                                         (Registrant)


                                         By: /s/ Richard R. Erkeneff
                                             ----------------------------------
                                                 Richard R. Erkeneff, President

                                         Date: March 21, 2002
                                               --------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               Name                                                    Date
               ----                                                    ----


/s/ Harold S. Gelb                                                March 21, 2002
------------------------------------
Harold S. Gelb,
Chairman of the Board and Director


/s/ Joseph S. Schneider                                           March 21, 2002
------------------------------------
Joseph S. Schneider, Director


/s/ Richard R. Erkeneff                                           March 21, 2002
------------------------------------
Richard R. Erkeneff, President and
Chief Executive Officer and Director


                                                                  March __, 2002
------------------------------------
Warren G. Lichtenstein, Director


/s/ E. Donald Shapiro                                             March 21, 2002
------------------------------------
E. Donald Shapiro, Director


/s/ Susan Fein Zawel                                              March 21, 2002
------------------------------------
Susan Fein Zawel,
Vice President and Director


/s/ James H. Perry                                                March 21, 2002
------------------------------------
James H. Perry,
Vice President, Treasurer and
Chief Financial Officer (Principal
Financial and Accounting Officer)

                                  EXHIBIT INDEX

(3)(a)-     Restated Certificate of Incorporation of United (1).

(3)(b)-     Amended and Restated By-Laws of United (2).

(10)(a)-    United Industrial Corporation 1994 Stock Option Plan, as amended
            (3).

(10)(b)- United Industrial Corporation 1996 Stock Option Plan for Nonemployee Directors (4).

(10)(c)- Loan and Security Agreement dated as of June 28, 2001 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender (5).

(10)(d)- Pledge Agreement dated as of June 28, 2001 among United and certain of its subsidiaries, as Pledgors, and Fleet Capital Corporation, as Lender (5).

(10)(e)- Waiver, Amendment and Consent Agreement dated as of March 6, 2002 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender.

(10)(f)- Employment Agreement, dated December 8, 1998, between United and Richard R. Erkeneff (1).

(10)(g)- Amendment No. 1 dated as of June 1, 2001 to the Employment Agreement dated as of December 8, 1998 by and between United and Richard R. Erkeneff (5).

(10)(h)- Employment Agreement, dated March 3, 2000, between United and Susan Fein Zawel (6).

(10)(i)- Employment Agreement, dated March 3, 2000, between United and Robert Worthing (6).

(10)(j)-    Employment Agreement, dated March 3, 2000, between United and James
            H. Perry (6).

(10)(k)- Master Agreement, dated as of March 27, 2002, between ALSTOM Transportation Inc. and AAI Corporation.

(13)-       United's 2001 Annual Report to Shareholders.

(21)-       Subsidiaries of United.

(23)-       Consent of Independent Auditors.

----------
      (1) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1998.
      (2) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1995.
      (3) Incorporated by reference to United's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 10, 1997.
      (4) Incorporated by reference to United's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 26, 1997.

      (5) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
      (6) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1999.