Form 10-K/A
period 2001-12-31
UNITED INDUSTRIAL CORP /DE/
filed 2002-04-19
CIK 101271

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                   FORM 10-K/A
                                 Amendment No. 1
                                   ----------

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

                                                  Name of Each Exchange
        Title of Each Class                        on Which Registered
--------------------------------------------------------------------------------
   Common Stock, $1.00 par value                 New York Stock Exchange

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



                            [Cover page 1 of 2 pages]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 4, 2002, computed by reference to the closing sale price of the registrant's Common Stock on the New York Stock Exchange on such date: $214,573,051.
On March 4, 2002, the registrant had outstanding 12,965,118 shares of Common Stock, par value $1.00 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Certain portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference into Parts I and II of this report.











                            [Cover page 2 of 2 pages]

                                EXPLANATORY NOTE
                                ----------------

This Report on Form 10-K/A amends and restates in its entirety Part III of the Annual Report on Form 10-K of United Industrial Corporation (the "Company") for the fiscal year ended December 31, 2001:

                                    PART III
                                    --------



ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The following table sets forth certain information with respect to each director of the Company. Except as otherwise indicated, each director has held his or her present principal occupation for the past five years.

                                            Age (at                                                                Became
                 Name                 December 31, 2001)          Principal Occupation                            Director
               ---------            ----------------------       -----------------------                         ----------
Richard R. Erkeneff                           66        President of the Company (since October 1995) and AAI       1995
                                                        Corporation, a subsidiary of the Company ("AAI")
                                                        (since November 1993); Senior Vice President of the
                                                        Aerospace Group at McDonnell Douglas Corporation, an
                                                        aerospace firm (January to November 1993); and
                                                        President (March 1992 to October 1992) and Executive
                                                        Vice President (1988 to 1992) of McDonnell Douglas
                                                        Electronics Systems Company.

Harold S. Gelb                                81        Chairman of the Board of the Company (since November        1995
                                                        1995); private investor (since 1985); and retired
                                                        senior partner of Ernst & Young LLP, an accounting
                                                        firm.

Warren G. Lichtenstein                        36        Chairman of the Board, Secretary and the                    2001
                                                        Managing Member of Steel Partners, L.L.C. ("Steel
                                                        LLC"), the general partner of Steel Partners II, L.P.
                                                        ("Steel") (since January 1, 1996); Chairman and a
                                                        director of Steel Partners, Ltd., the general
                                                        partner of Steel Partners Associates, L.P., which
                                                        was the general partner of Steel (1993 to January
                                                        1996); acquisition/risk arbitrage analyst at
                                                        Ballantrae Partners, L.P., a private investment
                                                        partnership formed to invest in risk arbitrage,
                                                        special situations and undervalued companies (1988
                                                        to 1990). Mr. Lichtenstein is a director of
                                                        Tandycrafts, Inc., Gateway Industries, Inc.,
                                                        WebFinancial Corporation, Puroflow Incorporated, ECC
                                                        International Corp. and CPX Corp.

Joseph S. Schneider                           51        President of JSA Partners, Inc., a consulting firm in       1998
                                                        the aerospace and defense industry (since September
                                                        1997); Consultant with A.T. Kearney, a subsidiary of
                                                        Electronic Data Systems Corporation (September 1995 to
                                                        March 1997); President of EDS/JSA International, Inc.,



                                                        a management consulting firm (August 1994 to September
                                                        1995) and successor company to JSA International, Inc.
                                                        of which he was President (1981-1994); Chairman and
                                                        Co-founder of JSA Research, Inc., an independent
                                                        aerospace and defense research firm serving
                                                        institutional investors (since 1993). Mr. Schneider is
                                                        a director of Signal Technology Corporation.

E. Donald Shapiro                             70        The Joseph Solomon Distinguished Professor of Law           1996
                                                        (since 1983) and Dean/Professor of Law (1973-1983) of
                                                        New York Law School. Mr. Shapiro is a director of
                                                        Loral Space and Communications, Ltd., Vasomedical,
                                                        Inc., Kranzco Realty Trust and Frequency Electronics,
                                                        Inc.

Susan Fein Zawel                              47        Vice President Corporate Communications and Associate       1995
                                                        General Counsel (since June 1995), Secretary (since
                                                        May 1994) and Counsel (1992 to 1995) of the Company.

None of the directors is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, except as set forth above.

The information required with respect to executive officers is set forth in Part I of this report under the heading "Executive Officers of the Registrant," pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.


Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and any persons who own more than ten percent of the Company's Common Stock to file reports of initial ownership of the Company's Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission and the New York Stock Exchange. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Form 5's were required, the Company believes that during 2001 all Section 16(a) filing requirements were complied with.

There are no family relationships between any director or executive officer of the Company.

ITEM 11.          EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2001, 2000 and 1999 of the chief executive officer and each of the other executive officers of the Company whose annual compensation exceeded $100,000.

                                                                                 Long-Term
                                                                               Compensation
                                              Annual Compensation                 Awards
                             ---------------------------------------------------------------------
                                                                                Securities
                                                              Other Annual      Underlying        All Other
  Name and Principal Position    Year Salary ($)  Bonus ($)Compensation ($)(1)    Options    Compensation ($)(2)
  ---------------------------   --------------------------------------------------------------------------------
Richard R. Erkeneff              2001   484,000     96,871                             --           27,300
   President and Chief           2000   440,000         --                             --           21,238
   Executive Officer of the      1999   440,000         --                        100,000           18,432
   Company and AAI



James H. Perry                   2001   250,120     10,468                         10,000           20,157
   Vice President, Chief         2000   200,720         --                         21,000           14,652
   Financial Officer and         1999   168,480         --                         24,000           13,014
   Treasurer of the Company
   and AAI

Robert W. Worthing               2001   265,158     11,097                         10,000           27,316
   Vice President and General    2000   220,043         --                         21,000           20,821
   Counsel of the Company        1999   192,483         --                         24,000           17,992
   and AAI

Susan Fein Zawel                 2001   200,000      8,370                          5,000           21,066
   Vice President Corporate      2000   170,512         --                          9,000           15,063
   Communications, Secretary     1999   155,952         --                         12,000           13,272
   and Associate General
   Counsel of the Company


-------------------------------------------------------------------------------
(1) The aggregate amount of other compensation represents perquisites that exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.

(2) All amounts under this heading represent employer match contributions made to the Company's 401(k) plan and contributions to the Company's Retirement Plan.

Options Granted in Last Fiscal Year

The following table sets forth certain information concerning options granted during 2001 to the named executives.

                                                                                         Potential Realizable
                                                    Individual Grants                      Value at Assumed
                              _____________________________________________________         Annual Rates of
                                  Number of   % of Total                                       Stock Price
                                 Securities    Options                                      Appreciation for
                                 Underlying  Granted to  Exercise or                           Option Term
                                   Options   Employees in Base Price                    ___________________________
Name                               Granted   Fiscal Year  ($/Share)    Expiration Date     5% ($)     10% ($)
------------                  -------------------------------------------------------------------------------------
James H. Perry                      21,000       6.58      12.90    February 22, 2011(1)  170,396      431,815

Robert W. Worthing                  21,000       6.58      12.90    February 22, 2011(1)  170,396      431,815

Susan Fein Zawel                     9,000       2.82      12.90    February 22, 2011(1)   73,027      185,063

--------------------------------------------------------------------------------
(1) One-third of the options are exercisable upon the first anniversary of the date of grant, which was February 22, 2001, an additional one-third of the options are exercisable upon the second anniversary of the date of grant and the balance of the options are exercisable upon the third anniversary of the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

                                                                        Number of SecuritiesValue of Unexercised
                                                                             Underlying        In-the-Money
                                                                         Unexercised Options    Options at
                                                   Shares                at Fiscal Year-End Fiscal Year-End ($)
                                                 Acquired on    Value     Exercisable (E)/   Exercisable (E)/
Name                                             Exercise # Realized ($)  Unexercisable (U)  Unexercisable (U)
------                                       -------------------------------------------------------------------------------------
Richard R. Erkeneff                                   0           0           460,000(E)       3,420,625(E)
                                                                               50,000(U)         346,875(U)
James H. Perry                                        0           0            56,000(E)         441,250(E)
                                                                               43,000(U)         258,350(U)



Robert W. Worthing                                    0           0            52,000(E)         438,000(E)
                                                                               41,000(U)         242,850(U)
Susan Fein Zawel                                      0           0            44,000(E)         359,500(E)
                                                                               21,000(U)         131,150(U)

Employment Agreements

Mr. Erkeneff is employed as President and Chief Executive Officer of the Company and AAI pursuant to an employment agreement dated December 8, 1998 and amended as of June 1, 2001 that provides he be paid a salary at the annual rate of $440,000 until June 30, 2001 and $528,000 thereafter and participate in all life insurance, medical, retirement, pension or profit sharing, disability or other employee benefit plans generally made available to other executive officers of the Company or AAI. The employment agreement terminates on December 31, 2002, unless Mr. Erkeneff's employment is terminated prior thereto by the Company for cause. Pursuant to the employment agreement, Mr. Erkeneff is eligible to receive annual cash bonuses pursuant to the Company's Performance Sharing Plan ("PSP"), plus a discretionary amount of up to forty percent (40%) of the PSP formula as may be granted by the Company's Board of Directors, not to exceed three hundred thirty thousand dollars ($330,000) per annum prior to July 1, 2001. On January 4, 1999, in accordance with his employment agreement, Mr. Erkeneff also received an option to acquire 100,000 shares of the Company's common stock pursuant to the terms of the Company's 1994 Stock Option Plan, at $913/16 per share, an exercise price equal to the fair market value of the common stock as of the grant date, terminating on June 30, 2003. Of the total 100,000 shares subject to this option, 50,000 shares may be purchased when the fair market value of Common Stock is, for a period of not less than sixty (60) consecutive days, not less than $16.00; and an additional 50,000 shares may be purchased when the fair market value of Common Stock is, for a period of not less than sixty (60) consecutive days, not less than $18.00. The employment agreement also provides for Mr. Erkeneff to designate a beneficiary for $200,000 of a key man life insurance policy. In the event that the Company terminates the employment of Mr. Erkeneff without cause (as such term is defined in the employment agreement) or Mr. Erkeneff terminates his employment for Good Reason (as such term is defined in the employment agreement), Mr. Erkeneff will be entitled to (a) one hundred percent (100%) of his annualized base salary, plus (b) an incentive compensation award equal to 45% of the amount specified in (a) above, payable through the termination date of the employment agreement.

Mr. Perry is employed by the Company pursuant to an employment agreement that provides he be paid a salary at the annual rate of $200,720, adjusted as of January 1, 2002 to $262,600, and participate in all life insurance, medical, retirement, pension or profit sharing, disability or other employee benefit plans generally made available to other executive officers of the Company. The employment agreement terminates on February 28, 2003, unless Mr. Perry's employment is terminated prior thereto by the Company for cause. Pursuant to the employment agreement, Mr. Perry is eligible to receive annual discretionary salary increases and cash bonuses as may be granted by the Company's Board of Directors. In the event that the Company terminates the employment of Mr. Perry without cause (as such term is defined in the employment agreement), or if Mr. Perry terminates his employment for Good Reason (as such term is defined in the employment agreement), Mr. Perry will be entitled to (a) 150% of his annualized base salary, plus (b) an incentive compensation award equal to 35% of the amount specified in (a) above, payable over a period of 18 months following cessation of employment.

Mr. Worthing is employed by the Company pursuant to an employment agreement that provides he be paid a salary at the annual rate of $220,043, adjusted as of January 1, 2002 to $275,558, and participate in all life insurance, medical, retirement, pension or profit sharing, disability or other employee benefit plans generally made available to other executive officers of the Company. The employment agreement terminates on February 28, 2003 unless Mr. Worthing's employment is terminated prior thereto by the Company for cause. Pursuant to the employment agreement, Mr. Worthing is eligible to receive annual discretionary salary increases and cash bonuses as may be granted by the Company's Board of Directors. In the event that the Company terminates the employment of Mr. Worthing without cause (as such term is defined in the employment agreement), or if Mr. Worthing terminates his employment for Good Reason (as such term is defined in the employment agreement), Mr. Worthing will be entitled to (a) 150% of his annualized base salary, plus (b) an incentive compensation award equal to 42% of the amount specified in (a) above, payable over a period of 18 months following cessation of employment.

Ms. Fein Zawel is employed by the Company pursuant to an employment agreement that provides she be paid a salary at the annual rate of $170,512, adjusted as of January 1, 2001 to $200,000, and participate in all life insurance, medical, retirement, pension or profit sharing, disability or other employee benefit plans generally made available to other executive officers of the Company. The employment agreement terminates on February 28, 2003, unless Ms. Fein Zawel's employment is terminated prior thereto by the Company for cause. Pursuant to the employment agreement, Ms. Fein Zawel is eligible to receive annual discretionary salary increases and cash bonuses as may be granted by the Company's Board of Directors. In the event that the Company terminates the employment of Ms. Fein Zawel without cause (as such term is defined in the employment agreement), or if Ms. Fein Zawel terminates her employment for Good Reason (as such term is defined in the employment agreement), Ms. Fein Zawel will be entitled to (a) 150% of her annualized base salary, plus (b) an incentive compensation award equal to 34% of the amount specified in (a) above, payable over a period of 18 months following cessation of employment.

Retirement Benefits

All employees of the Company and its subsidiaries are eligible to participate in the UIC Retirement Plan, a cash balance plan (the "Retirement Plan") upon commencement of employment. In accordance with the Retirement Plan, a participant's accrued benefit includes the actuarial equivalent of the participant's accrued benefit under the applicable predecessor defined benefit plan as of December 31, 1994 plus annual allocations based upon a percentage of salary and interest earned on such participant's account thereafter. The Retirement Plan also has options for early retirement and alternative forms of payment, including lump sum benefits and benefits for surviving spouses. The estimated annual benefit to be provided by the UIC Retirement Plan and payable to Messrs. Erkeneff, Perry and Worthing and Ms. Fein Zawel, commencing at normal retirement age, are $12,403, $18,622, $19,432 and $15,812, respectively.

United Industrial Corporation Health-Care Plan for Retired Directors

The Company has implemented the United Industrial Corporation Health-Care Plan for Retired Directors (the "Plan"), which was adopted by the Company's Board of Directors on December 18, 1995. The Board may, in its sole discretion, amend, suspend or terminate the Plan, at any time, with or without prior notice. A director of the Company is eligible to participate in the Plan if he or she: (i) ceases to be a member of the Board; (ii) has served as a member of the Board for 15 full years; (iii) has attained the age of 65; (iv) is eligible for Medicare Part A; and (v) has enrolled in both Medicare Part A and Medicare Part B and any other available supplemental medical or hospitalization coverage by reason of entitlement under any government entitlement, including, without limitation, that provided under Title XVIII of the Social Security Act. A director who participates in the Plan is entitled to coverage under the group medical plan available to the executive officers of the Company on the same terms and conditions as such coverage is available to such executive officers and their spouses and dependents. If a director who participates in the Plan resides outside the service area of the Company's group medical plan, such director and his or her spouse and dependents will receive medical benefit coverage under a medical plan or health insurance policy which provides benefits that are reasonably comparable to the benefits under the Company's group medical plan; however, if no such coverage is reasonably available (whether due to geography or the physical condition of the director or his or her spouse or dependents), then the Company will reimburse such director for any reasonable expense that would have been covered under the Company's group medical plan. Benefits provided under the Plan will be secondary to any benefits under any other hospitalization or major medical plan or arrangement provided to such director under government entitlements or provided to such director (either directly or indirectly through such director's spouse) by any other personal or employer-provided health-care plan or health insurance policy.

Director Compensation

Directors received $20,000 per year and $1,000 for each meeting attended, and a fee of $500 for each committee meeting attended. In lieu of such fees, Mr. Gelb, Chairman of the Board, received $10,000 per month, increased to $12,500 per month effective June 1, 2001. In addition, Mr. Schneider also served as a director of AAI, for which he received compensation of $2,000 per meeting.

All current directors are eligible to participate in the medical plan available to the executive officers of the Company. The Company also has a medical plan for retired directors as described above. Nonemployee directors also participate in the Company's 1996 Stock Option Plan for Nonemployee Directors (the "1996 Plan"). Pursuant to the 1996 Plan, each Eligible Director (as defined in the 1996 Plan) is granted an option to purchase 15,000 shares of Common Stock upon their initial appointment to the Board of Directors, exercisable at the market price of the Company's Common Stock on the date of grant. The options granted under the 1996 Plan expire ten years after the date of grant and become exercisable (i) as to one-third of the total number of shares subject to the grant on the date of grant (the "First Vesting Date"), (ii) as to an additional one-third of the total number of shares subject to the grant on the date of the next annual shareholders' meeting after the First Vesting Date (the "Second Vesting Date"), and (iii) as to the remaining one-third of the total number of shares subject to the grant on the date of the next annual shareholders' meeting after the Second Vesting Date (the "Final Vesting Date"). On the date of the annual shareholders' meeting which takes place during the calendar year in which the first anniversary of the Final Vesting Date occurs, each Eligible Director shall automatically be granted an option to purchase 15,000 shares of Common Stock, provided such grantee is an Eligible Director in office immediately following such annual meeting.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

On March 22, 2002, there were outstanding and entitled to vote 12,976,718 shares of Common Stock. At March 22, 2002, more than 5% of the Company's outstanding voting securities was beneficially owned by each of the persons named in the following table, except that the information as to Kennedy Capital Management, Inc., Dimensional Fund Advisors Inc., Elaine Fein and J.P. Morgan Chase & Co. is as of December 31, 2001 and is based upon information furnished to the Company by such persons in Schedules 13G, and the information as to Steel Partners II, L.P. is based upon information furnished by such entity in a Schedule 13D and a Form 4.

                                    Name and Address of                 Amount and Nature of        Percent
      Title of Class                 Beneficial Owner                   Beneficial Ownership       of Class
    ----------------------------------------------------------------------------------------------------------
     Common Stock          Kennedy Capital Management, Inc.                  1,509,450(1)               11.63%
                           10829 Olive Boulevard
                           St. Louis, Missouri 63141

     Common Stock          Steel Partners II, L.P.                           1,310,250                  10.10%
                           150 East 52 Street
                           New York, New York 10022

     Common Stock          Dimensional Fund Advisors Inc.                    1,059,440(2)                8.16%
                           1299 Ocean Avenue, 11th Floor
                           Santa Monica, California 90401

     Common Stock          Elaine Fein                                         983,747(3)                7.58%
                           P.O. Box 99
                           Scarsdale, New York 10583

     Common Stock          J.P. Morgan Chase & Co.                             914,551(4)                7.05%
                           270 Park Avenue
                           New York, New York 10017

--------------------------------------------------------------------------------
(1) Kennedy Capital Management, Inc., a registered investment advisor, has sole voting power as to 1,496,400 shares of Common Stock and sole dispositive power as to 1,509,450 shares.

(2) Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, is deemed to have beneficial ownership of 1,059,440 shares of Common Stock. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the "Funds"). In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities of the Company that are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(3) Includes 912,551 shares of Common Stock owned by The Estate of Bernard Fein, of which Ms. Fein is an executor, and 71,196 shares owned by The Fein Foundation, of which Ms. Fein is a trustee.

(4) Includes 912,551 shares of Common Stock owned by The Estate of Bernard Fein, of which J.P. Morgan Chase & Co. is an executor.

Security Ownership of Management

The following table sets forth, as of March 1, 2002, the number of shares of Common Stock of the Company beneficially owned by each director of the Company, each executive officer named in the Summary Compensation Table above, and by all directors and executive officers of the Company as a group. Except as otherwise indicated all shares are owned directly.

                                                                               Amount and
                                                                          Nature of Beneficial   Percent
        Name or Group                                                        Ownership(1)(2)    of Class
        ------------------                                             ----------------------------------------------
        Richard R. Erkeneff                                                       596,000         4.44%
        Harold S. Gelb                                                             35,000          (3)
        Warren G. Lichtenstein                                                  1,315,250(4)     10.14%
        James H. Perry                                                             82,843          (3)
        Joseph S. Schneider                                                        25,000          (3)
        E. Donald Shapiro                                                          45,000          (3)
        Robert W. Worthing                                                         80,419(5)       (3)
        Susan Fein Zawel                                                          386,954(6)      2.97%
        All directors and executive officers as a group,
          consisting of 8 persons                                               2,566,466        18.72%

--------------------------------------------------------------------------------
(1) The information as to securities owned by directors and executive officers was furnished to the Company by such directors and executive officers. Includes units in the Company's 401(k) plan, which consist of shares of Common Stock and cash.

(2) Includes shares which the following persons have the right to acquire within 60 days through the exercise of stock options: Mr. Erkeneff, 460,000 shares; Mr. Gelb, 30,000 shares; Mr. Lichtenstein, 5,000 shares; Mr. Perry, 77,000 shares; Mr. Schneider, 20,000 shares; Mr. Shapiro, 30,000 shares; Mr. Worthing, 71,000 shares; Ms. Fein Zawel, 55,000 shares; and all directors and executive officers as a group, 748,000 shares.

(3) Less than 1%.

(4) All of such shares are owned by Steel Partners II, L.P. ("Steel") (other than Mr. Lichtenstein's stock options). Mr. Lichtenstein is the Chairman of the Board, Secretary and Managing Member of the general partner of Steel. Mr. Lichtenstein disclaims beneficial ownership of the shares owned by Steel, except to the extent of his pecuniary interest therein.

(5) Does not include 500 shares of Common Stock owned by Mr. Worthing's spouse, as to which he disclaims beneficial ownership.

(6) Includes 11,440 shares of Common Stock owned by Ms. Fein Zawel's spouse, 4,772 shares of Common Stock owned by Ms. Fein Zawel jointly with her spouse, and 32,634 shares of Common Stock held in trust for her minor children.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 7, 2001, the Company entered into an agreement with Steel Partners II, L.P. ("Steel"), a 10.10% shareholder of the Company, Warren Lichtenstein and James Henderson, pursuant to which the Company agreed that Mr. Lichtenstein would be nominated as a director at the Company's 2001 Annual Meeting and that Mr. Henderson could attend Board meetings as an observer for a period of three years, provided that Mr. Lichtenstein is a director, Steel has no more than one affiliate or representative on the Board and Steel owns at least 5% of the Company's outstanding stock.

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

                             UNITED INDUSTRIAL CORPORATION
                             (Registrant)

                             By:  /s/ Richard R. Erkeneff
                                ---------------------------------------
                                       Richard R. Erkeneff, President

                             Date:  April 17, 2002
                                    ----------------------------------