Form 10-Q
period 2002-03-31
UNITED INDUSTRIAL CORP /DE/
filed 2002-05-15
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  March 31, 2002
                                         --------------------------------------

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from                 to
                                        ---------------    --------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 13,007,318 shares of common stock as of May 9, 2002.

                          UNITED INDUSTRIAL CORPORATION



                                      INDEX

                                                                         Page #
                                                                         ------
Part I - Financial Information

   Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets - Unaudited
                  March 31, 2002 and December 31, 2001                       2

                  Consolidated Condensed Statements of Operations -
                  Three Months Ended March 31, 2002 and 2001                 3

                  Consolidated Condensed Statements of Cash Flows
                  Three Months Ended March 31, 2002 and 2001                 4

                  Notes to Consolidated Condensed Financial Statements       5


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    8

   Item 3.  Qualitative and Quantitative Disclosures
                    about Market Risk                                       13



PART II - Other Information                                                 14

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS
                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                      MARCH 31                 DECEMBER 31
                                                                        2002                      2001 *
                                                                    ------------               -----------
ASSETS                                                              (Unaudited)
------
Current Assets
         Cash and cash equivalents                                      $ 2,136                  $  5,496
         Trade receivables                                               38,523                    37,775
         Inventories
           Finished goods & work-in-process                              18,306                    14,616
           Materials & supplies                                           1,627                     1,572
                                                                       --------                  --------
                                                                         19,933                    16,188
         Deferred income taxes                                            5,436                     5,436
         Prepaid expenses & other current assets                          1,919                     1,755
         Assets of discontinued operations                              120,543                   108,684
                                                                       --------                  --------
                  Total Current Assets                                  188,490                   175,334

Other assets 54,112                                                      54,505

Property & equipment - less allowances
 for depreciation (2002-$84,200; 2001-$88,560)                           21,159                    24,514
                                                                       --------                  --------
                                                                       $263,761                  $254,353
                                                                       ========                  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
-------------------
         Notes payable                                                 $  1,300                  $    -
         Accounts payable                                                15,070                    11,401
         Accrued employee compensation & taxes                            7,523                     7,724
         Customer advances                                                6,478                     7,042
         Federal income taxes                                               416                     3,003
         Provision for contract losses                                    2,400                     2,398
         Other current liabilities                                        6,263                     5,038
         Liabilities of discontinued operations                          78,315                    59,355
                                                                       --------                  --------
                  Total Current Liabilities                             117,765                    95,961
Other long-term liabilities                                               3,467                     3,467
Deferred income taxes                                                    10,739                    11,642
Postretirement benefits other than pensions                              22,914                    22,939

Shareholders' Equity
--------------------
         Common stock $1.00 par value
         Authorized - 30,000,000 shares; outstanding
         12,986,318 shares and 12,871,868 shares -
         March 31, 2002 and December 31, 2001 (net of
         shares in treasury)                                             14,374                    14,374
         Additional capital                                              91,250                    91,094
         Retained earnings                                               14,208                    26,735
         Treasury stock, at cost, 1,387,830 shares at
         March 31, 2002 and 1,502,280 shares at
         December 31, 2001                                              (10,956)                  (11,859)
                                                                       --------                  --------
                                                                        108,876                   120,344
                                                                       --------                  --------

                                                                       $263,761                  $254,353
                                                                       ========                  ========

See accompanying notes
*Reclassified to conform to 2002 presentation

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                                            Three Months Ended March 31
                                                                         2002                         2001*
                                                                       ---------                   ---------
                                                                                     (Unaudited)
Net sales                                                               $56,867                      $53,883
Cost of sales                                                            46,062                       41,846
                                                                       --------                      -------
Gross profit                                                             10,805                       12,037

Selling & administrative expenses                                         8,545                        8,944
Other operating expense - net                                               428                           27
                                                                       --------                      -------


Total operating income                                                    1,832                        3,066
                                                                       --------                      -------

Non-operating income and (expense)
   Interest income                                                           16                          287
   Other income                                                              98                        1,363
   Interest expense                                                        (301)                         -
   Equity in net income of joint ventures                                    58                           35
   Other expenses                                                          (115)                        (107)
                                                                       --------                      -------

                                                                           (244)                       1,578
                                                                       --------                      -------

Income from continuing operations
   before income taxes                                                    1,588                        4,644
Income taxes                                                                557                        1,664
                                                                       --------                      -------

Income from continuing operations                                         1,031                        2,980

Loss from discontinued operations - net of income tax
  credit $6,598 and $250 for
  the three months ended March 31, 2002
  and 2001, respectively                                                (12,260)                        (419)
                                                                       --------                     --------

Net (loss) income                                                      $(11,229)                    $  2,561
                                                                       ========                     ========

  Basic earnings per share:
             Income from continuing operations                            $ .08                        $ .24
                                                                          =====                        =====
             Loss from discontinued operations                            $(.95)                       $(.03)
                                                                          =====                        =====
             Net loss                                                     $(.87)                       $ .21
                                                                          =====                        =====

  Diluted earnings per share:
             Income from continuing operations                            $ .08                        $ .23
                                                                          =====                        =====
             Loss from discontinued operations                            $(.90)                       $(.03)
                                                                          =====                        =====
             Net (loss) income                                            $(.82)                       $ .20
                                                                          =====                        =====

See accompanying notes
*Reclassified to conform to 2002 presentation

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                      THREE MONTHS ENDED MARCH 31
                                                                     2002                    2001 *
                                                                   --------                --------
OPERATING ACTIVITIES                                                           (Unaudited)
--------------------
Net (loss) income                                                  $(11,229)                $ 2,561
Adjustments to reconcile net (loss) income
 to net cash (used for) provided by
 operating activities:
 Loss from discontinued operations,
    net of income taxes                                              12,260                     419
 Depreciation and amortization                                        3,662                   1,542
 Deferred income taxes                                                 (903)                   (147)
 Increase (decrease) in provision for
    contract losses                                                       2                     (24)
 Changes in operating assets and liabilities                           (528)                 11,887
 Increase in other assets - net                                         (35)                   (971)
 Decrease in long-term liabilities                                      (25)                   (503)
 (Decrease)increase in federal income
    taxes payable                                                    (2,587)                  1,268
 Equity in income of investee company                                   (58)                    (35)
 Restructuring charge                                                   369                     -
                                                                    -------                 -------

 NET CASH PROVIDED BY CONTINUING OPERATIONS                             928                  15,997
 NET CASH USED FOR DISCONTINUED OPERATIONS                           (5,203)                (13,120)
                                                                    -------                 -------
 NET CASH (USED FOR)PROVIDED BY
    OPERATING ACTIVITIES                                             (4,275)                  2,877

INVESTING ACTIVITIES
Purchase of property and equipment                                     (248)                   (657)
Capital expenditures for discontinued operations                        (38)                   (895)
Advances to investee of discontinued operations                        (724)                    (68)
Repayment of advances by investee of discontinued
    operations                                                          806                   1,006
Repayment of advances by investee                                       153                     300
Advances to investee                                                    (96)                    -
                                                                    -------                 -------
 NET CASH USED FOR INVESTING ACTIVITIES                                (147)                   (314)

FINANCING ACTIVITIES
Restricted cash for letter of credit                                    -                    (7,119)
Proceeds from exercise of stock options                               1,060                     404
Dividends                                                            (1,298)                 (1,244)
Proceeds from borrowings                                              1,300                     -
                                                                    -------                 -------
 NET CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                                              1,062                  (7,959)
                                                                    -------                 -------
 DECREASE IN CASH AND CASH EQUIVALENTS                               (3,360)                 (5,396)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     5,496                  11,385
                                                                    -------                 -------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 2,136                 $ 5,989
                                                                    =======                 =======

See accompanying notes
*Reclassified to conform to 2002 presentation

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


Notes to Consolidated Condensed Financial Statements

March 31, 2002


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.


NOTE B -  SEGMENT INFORMATION - CONTINUING OPERATIONS

                                                                                 Reconci-
(dollars in thousands)                 Defense        Energy         Other       liations       Totals
                                       -------        ------         -----       --------       ------
Three months ended March 31, 2002
---------------------------------
Revenues from external customers       $49,241       $ 7,626       $   -          $   -         $56,867
Equity profit in ventures                   58           -             -              -              58
Segment profit (loss)                    3,630        (1,880)         (162)           -           1,588

Income before income taxes                                                                      $ 1,588
                                                                                                =======

Three months ended March 31, 2001
---------------------------------
Revenues from external customers       $47,725       $ 6,158       $   -          $   -         $53,883
Equity profit in ventures                   35           -             -              -              35
Segment profit                           3,683           303           658            -           4,644

Income before income taxes                                                                      $ 4,644
                                                                                                =======


NOTE C - DIVIDENDS

A quarterly dividend of 10(cent) per share was paid on April 22, 2002.

NOTE D - WEIGHTED AVERAGE SHARES

                                                    Three Months Ended
                                                          March 31
                                                  2002                2001
                                              ----------          ----------
Weighted average shares                       12,971,101          12,442,371

Dilutive effect of stock options                 650,090             498,903
                                              ----------          ----------
Diluted weighted average shares               13,621,191          12,941,274
                                              ==========          ==========


NOTE E - OTHER OPERATING EXPENSES, OTHER INCOME, NET, OTHER EXPENSES

                                                                 THREE MONTHS ENDED MARCH 31
(Dollars in Thousands)                                        2002                       2001
                                                            --------                  ---------
OTHER OPERATING EXPENSES, NET
-----------------------------

Expenses related to closing of subsidiary                    $   369                   $   -
Reduction of deferred compensation liability                     -                         (53)
Amortization of intangibles                                       59                        80
                                                             -------                   -------

Total other operating expenses, net                          $   428                   $    27
                                                             =======                   =======


OTHER INCOME
------------

Pension income                                               $    99                   $   444
Settlement of lawsuits                                           -                         842
Royalties and commissions                                        -                           4
Insurance refund                                                 -                          18
Other                                                             (1)                       55
                                                             -------                   -------

Total other income                                           $    98                   $ 1,363
                                                             =======                   =======


OTHER EXPENSES
--------------

Expenses relating to a previously
  disposed subsidiary                                        $    32                   $   -
Miscellaneous items, none of which are material                   83                       107
                                                             -------                   -------

Total other expenses                                         $   115                   $   107
                                                             =======                   =======


NOTE F  - NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. The Company adopted FAS 144 during the fourth quarter of 2001 and accordingly, the assets, liabilities and results of operations of the transportation business has been reclassified to discontinued operations in the accompanying consolidated condensed financial statements.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite useful lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The adoption of Statement No. 142 did not affect the Company's results of operations or financial position.

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143). The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will adopt the provisions of FAS 143 effective January 1, 2003. The adoption of this statement is not expected to have a material impact on the Company's financial statements.


NOTE G - DISCONTINUED OPERATIONS

Assets and liabilities of the discontinued operations reclassified as current were as follows:

Dollars in thousands                                                                March 31                 December 31
                                                                                      2002                       2001
                                                                                   -------------------------------------
Assets
------
Current Assets
  Trade receivables                                                                 $ 25,652                   $ 20,895
   Inventories                                                                        78,417                     73,236
   Prepaid expenses and other current assets                                              51                         51
   Deferred taxes                                                                      6,460                      6,460
                                                                                    --------                   --------

Total Current Assets                                                                 110,580                    100,642
Non Current Assets
   Deferred taxes                                                                      3,337                      1,037
   Receivable from investee                                                            1,122                      1,205
   Property and equipment                                                              5,504                      5,800
                                                                                    --------                   --------

Total Assets                                                                        $120,543                   $108,684
                                                                                    ========                   ========


Liabilities
-----------
Current Liabilities
   Accounts payable                                                                 $  8,099                   $  7,118
   Accrued employee compensation and taxes                                             1,096                      1,393
   Customer advances                                                                  35,165                     35,983
   Provision for contract losses                                                      25,837                     12,861
   Investment and equity losses in investee                                            8,454                      1,828
   Other                                                                                (336)                       172
                                                                                    --------                   --------

Total Liabilities                                                                   $ 78,315                   $ 59,355
                                                                                    ========                   ========

Summary results of the transportation segment which have been classified separately, were as follows:
                                                                                        Three Months Ended March 31
                                                                                      2002                       2001
                                                                                    --------                   --------

Revenue                                                                             $ 12,385                   $  3,516
                                                                                    ========                   ========

Loss before income taxes                                                            $(18,858)                  $   (669)
Credit for income taxes                                                               (6,598)                      (250)
                                                                                    --------                   --------
Net Loss from discontinued operations                                               $(12,260)                  $   (419)
                                                                                    ========                   ========

Net Cash (Used for) Provided by
   Discontinued Operations
Net Loss                                                                            $(12,260)                  $   (419)
Changes in operating assets and liabilities                                          (10,580)                    (9,238)
Increase (decrease) in provision for
   impairment and contract losses                                                     17,637                     (3,736)
Other                                                                                    -                          273
                                                                                    --------                   --------
Net Cash (Used for) Provided by
    Discontinued Operations                                                         $ (5,203)                  $(13,120)
                                                                                    ========                   ========


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Information

This report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following: the Company's successful execution of internal performance plans; performance issues with key suppliers, subcontractors and business partners; legal proceedings; the ability to consummate the sale of New Jersey

Transit Authority and Maryland Mass Transportation Authority contracts; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development, commercialization and technological difficulties; capacity and supply constraints or difficulties; legislative or regulatory actions impacting the Company's energy segment and transportation business; changing priorities or reductions in the U.S. Government defense budget; contract continuation and future contract awards; and U.S. and international military budget constraints and determinations. The Company makes no commitment to update any forward looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward looking statement.


Results of Operations

The following information primarily relates to the continuing operations of United Industrial Corporation and consolidated subsidiaries. The transportation segment is reflected as a discontinued operation in the Company's consolidated condensed financial statements as of and for the period ended March 31, 2002. In addition all prior periods have been restated to conform to the March 31, 2002 discontinued operations presentation.

Three months ended March 31, 2002 compared to three months ended March 31, 2001.

Consolidated net sales from continuing operations increased by $2,984,000 or 5.5% to $56,867,000 in the first quarter of 2002 from $53,883,000 during the same period in 2001. The Defense segment increased sales by $1,516,000 or 3.2% to $49,241,000 in the first quarter of 2002 from $47,725,000 during the same period in 2001. The increase was generally in all product categories. The Energy segment's sales increased $1,468,000 or 23.8% to $7,626,000 during the first quarter of 2002 from $6,158,000 in the first quarter of 2001.

Gross margin percentage for continuing operations decreased to 19.0% in the first quarter of 2002 from 22.3% in the first quarter of 2001. The Defense segment gross margin percentage was 21.2% in the first three months of 2002 and 21.2% in the first quarter of 2001. The Defense segment cost of sales for the first quarter of 2001 was reduced by $450,000 compared to $25,000 in the first quarter of 2002 as a result of an amendment to a healthcare plan in 2001. Also, cost of sales for the March 31, 2002 quarter in the Defense segment was reduced by a $271,000 insurance recovery. The related expense was charged to cost of sales in a previous period. The pension income which is included in cost of sales in the Defense segment for the first three months of 2002 was $125,000 compared to $350,000 in the first quarter of 2001. This decrease was due primarily to the downward trend in the securities markets. Included in the first quarter of 2002 is a charge of $2,300,000 for accelerated depreciation of assets related to the closing of the Midwest Metallurgical Laboratory, Inc., a wholly owned indirect subsidiary of the Company in the Energy segment. (See "Restructuring Charge," below.) Excluding the charge, the gross margin percentage in 2002 was 35.2% or 4.0% greater than the like period in 2001. This increase was generally due to price increases.

Selling and administrative expenses for continuing operations for the three months ended March 31,2002 decreased $399,000 or 4.5% to $8,545,000 from $8,944,000 in the first quarter of 2001. The decrease was in the Defense and Energy segments. Selling and administrative expenses in the Defense segment decreased $309,000 or 4.6% to $6,478,000 in the first three months of 2002 from $6,787,000 in the first quarter of 2001 due to reduced bid and proposal costs. Selling and administrative expenses in the Energy segment decreased 5.4% to $2,035,000 in the first three months of 2002 from $2,150,000 in the first three months of 2001, due to personnel reductions.

Other operating expenses increased $401,000 primarily due to the expenses of $369,000 associated with the Midwest Metallurgical Laboratory closing.

Other income from continuing operations decreased $1,265,000 in the three months ended March 31, 2002 from the same period last year primarily due to a reduction of pension income in the Energy segment of $345,000 and the income from the settlement of lawsuits in 2001 quarter of $842,000.

Income before income taxes for continuing operations decreased $3,056,000 or 65.8% to $1,588,000 in the three months ended March 31, 2002 from $4,644,000 for the same period last year. The decrease was primarily due to a charge of $2,669,000 for the accelerated depreciation of assets and expenses related to the closing of the Energy segment's Midwest Metallurgical Laboratory, Inc. which will cease operations, effective May 17, 2002. In addition, the first quarter of 2001 included income from a litigation settlement of $842,000 and pension plan income of $570,000 higher than the 2002 first quarter.

Since December 31, 2001, the backlog related to continuing operations increased $21,450,000 or 10.3%. The Defense segment backlog was $221,888,000 at March 31, 2002 compared to $201,221,000 at December 31, 2001. The Energy segment backlog was $6,905,000 at March 31, 2002 compared to $6,122,000 at December 31, 2001.

Sales in the discontinued transportation operations increased $8,869,000 to $12,385,000 in the three months ended March 31, 2002 from $3,516,000 in the same period last year. This increase was due to the production levels on contracts to be sold or essentially completed during 2002. The loss before taxes increased to $18,858,000 in the three months ended March 31, 2002 from $669,000 in the same period last year.

The three months ended March 31, 2002 loss in the discontinued operations includes an increase in provision for estimated losses of $1,000,000 on the MUNI electric trolley bus sub contract from Electric Transit, Inc. ("ETI"), the Company's joint venture with Skoda, a Czech Republic firm. In addition, the Company recorded a $6,600,000 provision for estimated losses by ETI. This provision represents 100% of the estimated losses ETI will incur primarily in executing its scope of work on the MUNI contract since it is unlikely that Skoda will have the financial capability to fund its 65% share of such losses.

Further, in March 2002, the Company entered into an agreement to sell its two overhaul contracts with the New Jersey Transit Authority and Maryland Mass Transportation Authority, as well as related assets. During March 2002 the Company recorded a $10,200,000 provision for the impairment of transportation assets associated with the sale and close out of these contracts.

After the sale of the two overhaul contracts in 2002 the Company expects that the amount of overhead to be absorbed by the remaining contract will not be sufficient to cover the total overhead incurred. The Company will expense the unabsorbed overhead as incurred. These charges are expected to be in the range of $2,500,000 to $3,000,000. In addition, upon cessation of transportation's operations, expected in the fourth quarter of 2002, the Company contemplates a charge associated with the idle facility, primarily future operating lease costs, in the range of $2,700,000 to $3,200,000.


Liquidity and Capital Resources

Cash and cash equivalents decreased $3,360,000 to $2,136,000 at March 31, 2002 from $5,496,000 at December 31, 2001. Net cash used for operating activities of discontinued operations was $5,203,000 in the first quarter of 2002. Net cash provided from operating activities by the continuing operations was $928,000 in the first three months of 2002. Changes in operating assets and liabilities generated a negative cash flow of $528,000 primarily caused by an increase in inventory of $3,745,000, a decrease in customer advances of $564,000, offset by an increase in accounts payable of $3,668,000. The net cash used for operating activities in the first quarter of 2002 was $4,275,000.

In March 2002, the Company entered into an agreement to sell two transportation overhaul contracts and related assets. The Company expects the proceeds of this sale to be approximately $21,400,000, subject to certain agreed upon adjustments. The agreement provides for the Company to be released under all performance bonds and obligations under the conveyed contracts. In addition, the Company will receive a cost plus fee contract to perform work on the conveyed contracts for the purchaser during a transition period not to exceed six months. The transaction is expected to close by May 31, 2002. The transaction is subject to customary closing conditions, including obtaining certain third party consents, governmental approvals and the purchaser obtaining the requisite performance bonds.

The anticipated net cash flow from the discontinued transportation operations including the proceeds from the sale of the two overhaul contracts, the business closure costs and the net proceeds from the completion of programs is expected to be in the range of $25,000,000 to $30,000,000 primarily during the last three quarters of 2002 and during 2003. This net cash flow does not consider the tax benefit to be realized from the losses generated by the discontinued transportation business during 2002.

On June 28, 2001, the Company and certain of its subsidiaries entered into a Loan and Security Agreement (the "Agreement") with Fleet Capital Corporation.

The Agreement has a term of three years and provides for letters of credit and cash borrowings of up to $25,000,000 with a sublimit of $10,000,000 for cash borrowings, subject to a borrowing base. Credit advances may increase to $32,000,000 provided that amounts in excess of $25,000,000 are cash-collateralized. On March 6, 2002, a Waiver, Amendment and Consent Agreement was entered into whereby the cash collateral requirement was waived by the lender through June 30, 2002, which will be extended to September 30, 2002 if the sale of the transportation contracts is consummated on or before June 30, 2002. At March 31, 2002 there were cash borrowings of $1,300,000 under the Agreement. The letter of credit obligations outstanding at March 31, 2002 were $20,549,000.

A subsidiary of the Company also has a $2,000,000 line of credit with a bank which may be used for cash borrowings or letters of credit. This agreement renewed the previous agreement until April 18, 2003. At March 31, 2002, the subsidiary had no cash borrowings and $140,000 of letters of credit outstanding. The Company currently has no significant fixed commitment for capital expenditures. The Company expects that available cash, existing lines of credit and the proceeds from the sale of the transportation contracts will be sufficient to meet its cash requirements for the remainder of the year.


Restructuring Charge

On March 15, 2002, Detroit Stoker, a wholly owned subsidiary of the Company in the Energy segment, announced that it will cease the foundry operation conducted by its wholly owned subsidiary, Midwest Metallurgical Laboratory, Inc., effective May 17, 2002.

Detroit Stoker will purchase its castings from lower cost sources. It is anticipated that this action will significantly improve operating margins.

The Company estimates that during 2002 Detroit Stoker will incur severance and other cash charges totaling approximately $1,000,000. In addition, the Company has accelerated depreciation of its foundry facility during the foundry's operating period in 2002. Depreciation of this facility was approximately $2,300,000 during the first quarter of 2002 and is expected to be approximately $1,200,000 during the second quarter. Other related closing expenses in the first quarter were $368,700.


Contingent Matters

In connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of March 31, 2002. The Company has assumed joint and several liability on progress payment bonds, relating to ETI, totaling approximately $47,000,000 as of March 31, 2002. These bonds are expected to be eliminated when the customer accepts certain deliveries during 2002. Further, the Company is obligated to indemnify certain sureties under various performance bonds in the event of non-performance on particular contracts up to approximately $205,000,000, of which approximately $33,000,000 relates to ETI contracts. The Company expects to perform under each of these contracts. The sale of the two transportation contracts, when consummated, includes the release of the Company on the approximately $156,000,000 of performance bonds related to those divested programs.

The Company is involved in various lawsuits and claims, including various environmental matters. In the opinion of management, the ultimate amount of liability, if any, under the pending litigation will not have a materially adverse effect on the Company's financial position, results of operations or cash flows. There have been no material changes in this litigation from December 31, 2001. (See Item 3 - Form 10-K for December 31, 2001).


ITEM 3  -  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions, and some of these transactions are denominated in foreign currencies. As a result, the Company's financial results could be affected by changes in foreign exchange rates. To mitigate the effect of changes in these rates, the Company has entered into foreign exchange contracts. There has been no material change in the firmly committed sales exposures and related derivative contracts from December 31, 2001. (See Item 7A
- Form 10-K for December 31, 2001.)

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
                           PART II - Other Information



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         10.1 Success Bonus Agreement dated as of April 10, 2002 between the Company and James Perry.

         10.2 Success Bonus Agreement dated as of April 10, 2002 between the Company and Robert Worthing.


(b) Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          UNITED INDUSTRIAL CORPORATION

Date  May 15, 2002                        By: /s/ James H. Perry
      ------------                            -------------------------------
                                              James H. Perry
                                              Chief Financial Officer
                                              Vice President and
                                              Treasurer

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


                        INDEX OF EXHIBITS FILED HEREWITH



Exhibit No.
-----------


   10.1 Success Bonus Agreement dated as of April 10,2002 between the Company and James Perry.


   10.2 Success Bonus Agreement dated as of April 10, 2002 between the Company and Robert Worthing.