Form 10-Q
period 2002-06-30
UNITED INDUSTRIAL CORP /DE/
filed 2002-08-12
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended            June 30, 2002
                                         ---------------------------------------

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 13,064,818 shares of common stock as of August 2, 2002.

                          UNITED INDUSTRIAL CORPORATION


                                      INDEX



                                                                         Page #
                                                                         ------
Part I - Financial Information

   Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets - Unaudited
                  June 30, 2002 and December 31, 2001                       1

                  Consolidated Condensed Statements of Operations -
                  Three Months and Six Months Ended
                  June 30, 2002 and 2001                                    2

                  Consolidated Condensed Statements of Cash Flows
                  Six Months Ended June 30, 2002 and 2001                   3

                  Notes to Consolidated Condensed Financial Statements      4


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   8

   Item 3.  Qualitative and Quantitative Disclosures
                    about Market Risk                                      13



PART II - Other Information                                                14

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS
                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                     JUNE 30                  DECEMBER 31
                                                                                      2002                       2001 *
                                                                                   ------------               -----------
ASSETS                                                                             (Unaudited)
------
Current Assets
         Cash and cash equivalents                                                   $  2,631                  $  5,496
         Trade receivables                                                             34,091                    37,775
         Inventories
           Finished goods & work-in-process                                            25,663                    14,616
           Materials & supplies                                                         1,433                     1,572
                                                                                     --------                  --------
                                                                                       27,096                    16,188
         Federal income taxes receivable                                                4,636                       -
         Deferred income taxes                                                          5,436                     5,436
         Prepaid expenses & other current assets                                        1,678                     1,755
         Assets of discontinued operations                                            124,473                   108,684
                                                                                     --------                  --------
                  Total Current Assets                                                200,041                   175,334

Other assets53,068                                                                     54,505

Property & equipment - less allowances
 for depreciation (2002-$85,375; 2001-$88,560)                                         19,127                    24,514
                                                                                     --------                  --------
                                                                                     $272,236                  $254,353
                                                                                     ========                  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
         Notes payable                                                               $  2,100                  $    -
         Accounts payable                                                              16,202                    11,401
         Accrued employee compensation & taxes                                          8,514                     7,724
         Customer advances                                                              6,083                     7,042
         Federal income taxes payable                                                     -                       3,003
         Provision for contract losses                                                  1,921                     2,398
         Other current liabilities                                                      7,170                     5,038
         Liabilities of discontinued operations                                        93,974                    59,355
                                                                                     --------                  --------
                  Total Current Liabilities                                           135,964                    95,961
Other long-term liabilities                                                             3,353                     3,467
Deferred income taxes                                                                  11,220                    11,642
Postretirement benefits other than pensions                                            22,889                    22,939

Shareholders' Equity
--------------------
         Common stock $1.00 par value
         Authorized - 30,000,000 shares; outstanding 13,057,718 shares and
         12,871,868 shares - June 30, 2002 and December 31, 2001 (net of
         shares in treasury)                                                           14,374                    14,374
         Additional capital                                                            91,369                    91,094
         Retained earnings                                                              3,460                    26,735
         Treasury stock, at cost, 1,316,430 shares at
         June 30, 2002 and 1,502,280 shares at
         December 31, 2001                                                            (10,393)                  (11,859)
                                                                                     --------                  --------
                                                                                       98,810                   120,344
                                                                                     --------                  --------
                                                                                     $272,236                  $254,353
                                                                                     ========                  ========

See accompanying notes

* Reclassified to conform to 2002 presentation

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                                  Three Months Ended                  Six Months Ended
                                                                        June 30                            June 30
                                                                  -------------------                -------------------
                                                                 2002             2001*            2002             2001*
                                                               -------          -------           -------         --------
                                                                      (Unaudited)
Net sales                                                      $65,328          $56,112          $122,195         $109,547
Cost of sales                                                   53,710           43,992            99,772           85,390
                                                               -------          -------          --------         --------
Gross profit                                                    11,618           12,120            22,423           24,157

Selling & administrative expenses                                9,730            7,968            18,275           16,912
Other operating (income) expense - net                              (6)              26               422               53
                                                               -------          -------          --------         --------

Total operating income                                           1,894            4,126             3,726            7,192
                                                               -------          -------          --------         --------

Non-operating income and (expense)
   Interest income                                                  28              165                44              436
   Other income                                                    803              363               901            1,726
   Interest expense                                               (120)             -                (421)              16
   Equity in net income of joint ventures                           (1)              35                57               71
   Other expenses                                                  (91)            (102)             (206)            (209)
                                                               -------          -------          --------         --------
                                                                   619              461               375            2,040
                                                               -------          -------          --------         --------
Income from continuing operations
   before income taxes                                           2,513            4,587             4,101            9,232

Income taxes                                                       830              999             1,387            2,663
                                                               -------          -------          --------         --------

Income from continuing operations                                1,683            3,588             2,714            6,569

Loss from discontinued operations - net of income
  tax credit $6,691 and $1,008 for the three months
  and $13,289 and $1,257 for the six months ended
  June 30,2002 and 2001,
  respectively                                                 (12,430)          (1,694)          (24,690)          (2,114)
                                                              --------          -------          --------         --------

Net (loss) income                                             $(10,747)         $ 1,894          $(21,976)        $  4,455
                                                              ========          =======          ========         ========

  Basic earnings per share:
    Income from continuing operations                           $  .13           $  .28            $  .21           $  .52
                                                                ======           ======            ======           ======
    Loss from discontinued operations                           $ (.96)          $ (.13)           $(1.90)          $ (.17)
                                                                ======           ======            ======           ======
    Net loss                                                    $ (.83)          $  .15            $(1.69)          $  .35
                                                                ======           ======            ======           ======

  Diluted earnings per share:
    Income from continuing operations                           $  .12           $  .27            $  .20            $ .50
                                                                ======           ======            ======            =====
    Loss from discontinued operations                           $ (.90)          $ (.13)           $(1.80)           $(.16)
                                                                ======           ======            ======            =====
    Net (loss) income                                           $ (.78)          $  .14            $(1.60)           $ .34
                                                                ======           ======            ======            =====


See accompanying notes

* Reclassified to conform to 2002 presentation

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                      SIX MONTHS ENDED JUNE 30
                                                                    2002                   2001 *
                                                                  --------                --------
OPERATING ACTIVITIES                                                         (Unaudited)
--------------------
Net (loss) income                                                $(21,976)                $ 4,455
Adjustments to reconcile net (loss) income
 to net cash (used for) provided by
 operating activities:
 Loss from discontinued operations,
    net of income taxes                                            24,690                   2,114
 Depreciation and amortization                                      6,020                   3,093
 Deferred income taxes                                               (422)                     54
 Decrease in provision for contract losses                           (477)                    (26)
 Changes in operating assets and liabilities                         (383)                 13,050
 Decrease (increase) in other assets - net                            896                  (4,075)
 Decrease in long-term liabilities                                   (164)                 (1,006)
 (Decrease)increase in federal income
    taxes payable                                                  (7,639)                  2,014
 Equity in income of investee company                                 (57)                    (26)
 Restructuring charge                                                 421                     -
                                                                  -------                 -------
 NET CASH PROVIDED BY CONTINUING OPERATIONS                           909                  19,647
 NET CASH USED FOR DISCONTINUED OPERATIONS                         (5,824)                (21,459)
                                                                  -------                 -------
 NET CASH USED FOR OPERATING ACTIVITIES                            (4,915)                 (1,812)

INVESTING ACTIVITIES
Purchase of property and equipment                                   (518)                 (1,302)
Capital expenditures for discontinued operations                      (67)                 (1,790)
Advances to investee of discontinued operations                    (1,655)                 (1,502)
Repayment of advances by investee of discontinued
    operations                                                      1,686                   2,008
Repayment of advances by investee                                     255                   2,301
Advances to investee                                                 (194)                    -
                                                                  -------                 -------
 NET CASH USED FOR INVESTING ACTIVITIES                              (493)                   (285)

FINANCING ACTIVITIES
Restricted cash for letter of credit                                  -                      (224)
Proceeds from exercise of stock options                             1,741                   2,274
Dividends                                                          (1,298)                 (2,505)
Proceeds from borrowings                                            2,100                     -
                                                                  -------                 -------
 NET CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                                            2,543                    (455)
                                                                  -------                 -------
 DECREASE IN CASH AND CASH EQUIVALENTS                             (2,865)                 (2,552)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   5,496                  11,385
                                                                  -------                 -------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 2,631                 $ 8,833
                                                                  =======                 =======


See accompanying notes

* Reclassified to conform to 2002 presentation

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


Notes to Consolidated Condensed Financial Statements

June 30, 2002


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.


NOTE B -  SEGMENT INFORMATION - CONTINUING OPERATIONS

                                                                                 Reconci-
(dollars in thousands)                 Defense        Energy         Other       liations        Totals
                                       -------        ------         -----       --------        ------
Three months ended June 30, 2002
Revenues from external customers       $57,788       $ 7,540       $   -         $    -         $65,328
Equity profit in ventures                   (1)          -             -              -              (1)
Segment profit (loss)                    2,777            87          (351)           -           2,513

Income before income taxes                                                                      $ 2,513
                                                                                                =======

Six months ended June 30, 2002
Revenues from external customers      $107,029      $ 15,166       $   -         $    -        $122,195
Equity profit in ventures                   57           -             -              -              57
Segment profit (loss)                    6,407        (1,793)         (513)           -           4,101

Income before income taxes                                                                     $  4,101
                                                                                               ========

Three months ended June 30, 2001
Revenues from external customers       $47,116       $ 8,996        $  -           $  -        $ 56,112
Equity profit in ventures                   35           -             -              -              35
Segment profit (loss)                    3,520         1,114           (47)           -           4,587

Income before income taxes                                                                     $  4,587
                                                                                               ========

Six months ended June 30, 2001
Revenues from external customers       $94,394       $15,153        $  -           $  -        $109,547
Equity profit in ventures                   71           -             -              -              71
Segment profit                           7,203         1,417           612            -           9,232

Income before income taxes                                                                     $  9,232
                                                                                               ========

NOTE C - DIVIDENDS

A dividend of 10(cent) per share is payable on August 26, 2002.


NOTE D - WEIGHTED AVERAGE SHARES

                                                  Three Months Ended                      Six Months Ended
                                                       June 30                                 June 30
                                               ------------------------                -----------------------
                                               2002                 2001              2002                2001
                                           ----------           ----------         ----------          ----------
Weighted average shares                    13,025,018           12,691,618         12,998,060          12,566,995
Dilutive effect of stock options              805,011              637,680            727,550             568,292
                                           ----------           ----------         ----------          ----------
Diluted weighted average shares            13,830,029           13,329,298         13,725,610          13,135,287
                                           ==========           ==========         ==========          ==========



NOTE E - OTHER OPERATING EXPENSES, OTHER INCOME, NET, OTHER EXPENSES

                                                  Three Months Ended                   Six Months Ended
                                                         June 30                           June 30
                                                  ------------------                  -----------------
                                                 2002            2001               2002              2001
                                               -------         -------            -------           -------
(Dollars in Thousands)
OTHER OPERATING EXPENSES, NET

Reduction of deferred
  compensation liability                       $  (114)        $   (53)            $ (114)           $ (106)
Amortization of intangibles                         56              79                115               159
Expenses related to closing
    Of subsidiary                                   52             -                  421               -
                                               -------         -------             ------            ------

Total other operating expenses, net            $    (6)        $    26             $  422            $   53
                                               =======         =======             ======            ======

OTHER INCOME

Pension income                                 $   743         $   444             $  842            $  888
Settlement of lawsuits                                             -                                    842
Other                                               60             (81)                59                (4)
                                               -------         -------             ------            ------

Total other income                             $   803         $   363             $  901            $1,726
                                               =======         =======             ======            ======

OTHER EXPENSES

Miscellaneous items, none of
   which are material                               91             102                206               209
                                               -------         -------             ------            ------

Total other expenses                           $    91         $   102             $  206            $  209
                                               =======         =======             ======            ======


NOTE F  - RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. The Company adopted FAS 144 during the fourth quarter of 2001 and accordingly, the assets, liabilities and results of operations of the Transportation segment have been reclassified to discontinued operations in the accompanying consolidated condensed financial statements.

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


NOTE G - DISCONTINUED OPERATIONS

Assets and liabilities of the discontinued operations reclassified as current were as follows:

Dollars in thousands                                                  June 30                  December 31
                                                                        2002                       2001
                                                                        ----                       ----
Assets
Current Assets
  Trade receivables                                                   $ 27,487                   $ 20,895
   Inventories                                                          79,820                     73,236
   Prepaid expenses and other current assets                               295                         51
   Deferred taxes                                                        6,460                      6,460
                                                                      --------                   --------

Total Current Assets                                                   114,062                    100,642
Non Current Assets
   Deferred taxes                                                        4,037                      1,037
   Receivable from investee                                              1,174                      1,205
   Property and equipment                                                5,200                      5,800
                                                                      --------                   --------

Total Assets                                                          $124,473                   $108,684
                                                                      ========                   ========



Liabilities
Current Liabilities
   Accounts payable                                                   $ 12,468                   $  7,118
   Accrued employee compensation and taxes                               1,645                      1,393
   Customer advances                                                    31,867                     35,983
   Reserve for contract losses                                          15,562                     12,861
   Investment and equity losses in investee                             10,701                      1,828
   Reserve for loss on sale of contracts                                21,500                        -
   Other                                                                   231                        172
                                                                      --------                   --------

Total Liabilities                                                     $ 93,974                   $ 59,355
                                                                      ========                   ========


Summary results of the transportation segment which have been classified separately, were as follows:

                                                        Three Months Ended                      Six Months Ended
                                                               June 30                               June 30
                                                        ------------------                    -------------------
                                                       2002             2001               2002                2001
                                                     -------          -------            -------             -------
Revenue                                             $ 10,688          $13,822            $23,073             $17,338
                                                    ========          =======           ========             =======

Loss before income taxes                            $(19,121)         $(2,702)          $(37,979)            $(3,371)
Credit for income taxes                               (6,691)          (1,008)           (13,289)             (1,257)
                                                    --------          -------           --------             -------
Net Loss from discontinued
 operations                                         $(12,430)         $(1,694)          $(24,690)            $(2,114)
                                                    ========          =======           ========             =======


                                                                                               Six Months Ended
                                                                                                    June 30
                                                                                           2002                2001
                                                                                         -------             -------
Net Cash (Used for) Provided by
   Discontinued Operations
Net Loss                                                                                $(24,690)           $ (2,114)
Changes in operating assets and liabilities                                              (11,690)            (14,701)
Increase (decrease) in provision
 for impairment and contract losses                                                        2,701              (5,030)
Provision for loss on sale of contracts                                                   21,500                 -
Other                                                                                      6,355                 386
                                                                                        --------            --------
Net Cash Used for Discontinued Operations                                               $ (5,824)           $(21,459)
                                                                                        ========            ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Information

This report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following: the Company's successful execution of internal performance plans; performance issues with key suppliers, subcontractors and business partners; legal proceedings; outcome of current and future litigation; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development, commercialization and technological difficulties; capacity and supply constraints or difficulties; legislative or regulatory actions impacting the Company's energy segment and discontinued transportation operation; changing priorities or reductions in the U.S. Government defense budget; contract continuation and future contract awards; and U.S. and international military budget constraints and determinations. The Company makes no commitment to update any forward looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward looking statement.


Results of Operations

The following information primarily relates to the continuing operations of United Industrial Corporation and consolidated subsidiaries. The Transportation segment is reflected as a discontinued operation in the Company's consolidated condensed financial statements as of and for the three month and six month periods ended June 30, 2002. In addition all prior periods have been restated to conform to the June 30, 2002 discontinued operations presentation.

Three and six months ended June 30, 2002 compared to three and six months ended June 30, 2001.

Consolidated net sales from continuing operations increased by $9,216,000 or 16.4% to $65,328,000 in the second quarter of 2002 from $56,112,000 during the same period in 2001. The Defense segment increased sales by $10,672,000 or 22.7% to $57,788,000 in the second quarter of 2002 from $47,116,000 during the same period in 2001. The increase was generally in all product categories. The Energy segment sales decreased $1,456,000 or 16.2% to $7,540,000 during the first quarter of 2002 from $8,996,000 during the same period in 2001.

Consolidated net sales from continuing operations increased by $12,648,000 or 11.6% to $122,195,000 in the first six months of 2002 from $109,547,000 during the same period in 2001. The Defense segment increased sales by $12,635,000 or 13.4% to $107,029,000 in the first six months of 2002 from $94,394,000 during the same period in 2001. The increase was generally in all product categories. The Energy segment sales increased $13,000 to $15,166,000 in the first six months of 2002 from $15,153,000 during the same period in 2001.

Gross margin percentage for continuing operations decreased to 17.8% in the second quarter of 2002 from 21.6% during the same period in 2001. The Defense segment gross margin percentage was 17.2% in the second quarter of 2002 and 19.7% in the second quarter of 2001. The decrease was attributable to lower pension plan performance and the costs associated with the negotiated settlement to conclude a particular government program. Pension expense included in cost of sales in the Defense segment for the second quarter of 2002 of $1,325,000 compared to pension income of $350,000 included in the cost of sales in the second quarter of 2001. Eliminating the pension plan performance from both periods, the gross margin percentage would be an increase of .6% in 2002. The increase in pension expense was due primarily to the downward trend in the securities markets. The costs associated with the negotiated settlement to conclude a particular government program reduced the gross margin by approximately $1,000,000. The Energy segment cost of sales for second quarter of 2002 included a charge of $1,120,000 for accelerated depreciation of assets related to the closing of the foundry operated by Midwest Metallurgical Laboratory, Inc., a wholly owned indirect subsidiary of the Company in the Energy segment. Excluding the charge, the gross margin in the Energy segment during the second quarter of 2002 was 36.8% or 5.1% greater than the second quarter in 2001. This increase was generally due to product mix and the lower cost of castings resulting from the restructuring. (See "Restructuring Charge," below.)

Gross margin percentage for continuing operations decreased to 18.4% in the first six months of 2002 from 22.1% during the same period in 2001. The Defense segment gross margin percentage was 19.1% in the first six months of 2002 and 20.5% during the same period in 2001. The decrease was attributable to lower pension plan performance and the costs associated with the negotiated settlement to conclude a particular government program. The pension expense included in cost of sales in the Defense segment for the first six months of 2002 was $1,200,000 compared to pension income of $700,000 included in the cost of sales in the same period of 2001. Eliminating the pension plan performance from both periods, the gross margin percentage would be an increase of .4% in 2002. The decrease in pension income was due primarily to the downward trend in the securities markets. The costs associated with the negotiated settlement to conclude a particular government program reduced the gross margin by approximately $1,000,000.

The Energy segment cost of sales for the first six months of 2002 included a charge of $3,420,000 for accelerated depreciation of assets related to the closing of the foundry operated by Midwest Metallurgical Laboratory, Inc., a wholly owned indirect subsidiary of the Company in the Energy segment. Excluding the charge, the gross margin in the Energy segment during the first six months of 2002 was 36.0% or 4.5% greater than the first six months in 2001. This increase was generally due to product mix and the lower cost of castings resulting from the restructuring. (See "Restructuring Charge," below.)

Selling and administrative expenses for continuing operations for the second quarter of 2002 increased $1,762,000 or 22.1% to $9,730,000 from $7,968,000 in the second quarter of 2001. The increase was in all segments. Selling and administrative expenses in the Defense segment increased $1,398,000 or 24.3% to $7,163,000 in the second quarter of 2002 from $5,765,000 in the second quarter of 2001 primarily due to the allocation formula of corporate expenses which resulted in an increase in the Defense segment and a decrease in the discontinued Transportation operations due to a reduced allocation base. Selling and administrative expenses in the Energy segment increased $71,000 to $2,278,000 in the second quarter of 2002 from $2,207,000 in the second quarter of 2001. Selling and administrative expenses in the Other segment increased $294,000 due to a general increase in expenses.

Selling and administrative expenses from continuing operations in the first six months of 2002 increased $1,363,000 or 8.1% to $18,275,000 from $16,912,000 in the first six months of 2001. The increase was in the Defense and Other segments. Selling and administrative expenses in the Defense segment increased $1,087,000 or 8.7% to $13,641,000 in the first six months from $12,554,000 in the first six months of 2001 primarily due to the allocation formula of corporate expenses which resulted in an increase in the Defense segment and a decrease in the discontinued Transportation operations due to a reduced allocation base. Selling and administrative expenses in the Energy segment decreased $44,000 to $4,313,000 in the first six months of 2002 from $4,357,000 in the first six months of 2001. Selling and administrative expenses increased $321,000 in the Other segment due to a general increase in expenses.

Other operating expenses of continuing operations in the second quarter of 2002 decreased by $32,000 from the second quarter of 2001.

Other operating expenses of continuing operations in the first six months of 2002 increased by $369,000 from the first six months of 2001 primarily due to the expenses of $421,000 associated with the Midwest Metallurgical Laboratory foundry closing.

Other income from continuing operations in the second quarter of 2002 increased $440,000 from the same period in 2001 primarily due to an increase of pension income in the Energy segment of $299,000 resulting from a revised estimate of pension income for the year.

Other income from continuing operations in the first six months of 2002 decreased $825,000 from the same period in 2001 primarily due to the income from the settlement of lawsuits in the same period in 2001 of $842,000.

Income before income taxes for continuing operations decreased $2,074,000 or 45.2% to $2,513,000 in the second quarter of 2002 from $4,587,000 for the same period in 2001. The decrease was primarily due to a charge of $1,172,000 for the accelerated depreciation of assets and expenses related to the closing of the Energy segment's Midwest Metallurgical Laboratory, Inc. foundry, which ceased operations effective May 17, 2002. In addition, the second quarter of 2002 included pension plan expense of $582,000 compared to the second quarter pension plan income of $794,000 in 2001. Further, during 2002 the Company expensed approximately $1,000,000 associated with the negotiated settlement to conclude a particular government program.

Income before income taxes for continuing operations decreased $5,131,000 or 55.6% to $4,101,000 in the first six months of 2002 from $9,232,000 for the same period in 2001. The decrease was primarily due to a charge of $3,841,000 for the accelerated depreciation of assets and expenses related to the closing of the Energy segment's Midwest Metallurgical Laboratory, Inc. foundry, which ceased operations effective May 17, 2002. In addition the first six months of 2001 included pension plan income of $1,588,000 compared to pension plan expense of $358,000 in the first six months of 2002. Further, during 2002 the Company expensed approximately $1,000,000 associated with the negotiated settlement to conclude a particular government program.

The effective income tax rates are below the statutory rates. The six months ended June 30, 2002 includes losses for subsidiaries with high state and local rates thus the tax credits reduce the overall rate. The six months ended June 30, 2001 includes a reduction of $1,000,000 of taxes due to the favorable negotiation of certain tax issues.

Since December 31, 2001, the backlog related to continuing operations increased $54,744,000 or 26.4%. The Defense segment backlog was $254,600,000 at June 30, 2002 compared to $201,221,000 at December 31, 2001. The Energy segment backlog was $7,487,000 at June 30, 2002 compared to $6,122,000 at December 31, 2001.

Sales in the discontinued transportation operations decreased $3,134,000 or 22.7% in the second quarter of 2002 to $10,688,000 from $13,822,000 during the same period in 2001. This was due to a reduction in production on existing contracts.

Sales in the discontinued transportation operations increased $5,735,000 or 33.1% in the first half of 2002 to $23,073,000 from $17,338,000 during the same period in 2001. This was due to the planned increase in production on existing contracts.

The loss, before taxes, during the three months ended June 30, 2002 in the discontinued transportation operations was $19,121,000. Included in this loss was a $12,800,000 provision related to the previously announced sale of the Company's two overhaul contracts with the New Jersey Transit Corporation and the Maryland Transit Administration, as well as related assets and liabilities, to ALSTOM Transportation, Inc. The transaction closed on July 26, 2002 (see "Subsequent Events"). The provision reflects a negotiated reduction of the purchase price of approximately $10,500,000 as well as approximately $2,300,000 of higher expenses to close the transaction. Also included in the second quarter 2002 loss was an increase of approximately $1,200,000 in estimated costs to complete remaining contracts, $800,000 of general and administrative expenses, and $2,100,000 of other costs related to the disposal of the conveyed contracts. Further, the Company recorded a provision of approximately $2,200,000 related to estimated losses by Electric Transit, Inc. (ETI), the Company's joint venture with Skoda, a Czech Republic firm. This provision represents 100% of the additional estimated losses ETI will incur primarily in executing its electric trolley bus programs since it is unlikely that Skoda will have the financial capability to fund its 65% share of such losses.

The loss, before taxes, during the six months ended June 30, 2002 in the discontinued transportation operations was $37,979,000. Included in this loss was a $21,500,000 provision related to the previously announced sale of the Company's two overhaul contracts with the New Jersey Transit Corporation and the Maryland Transit Administration, as well as related assets and liabilities, to ALSTOM Transportation, Inc. The transaction closed on July 26, 2002 (see "Subsequent Events"). Also included in the first six months of 2002 loss was an increase of approximately $2,400,000 in estimated costs to complete remaining contracts, $1,600,000 of general and administrative expenses, and $3,600,000 of other disposition costs related to the conveyed contracts. Further, the Company recorded a provision of approximately $8,900,000 related estimated losses by ETI. This provision represents 100% of the additional estimated losses ETI will incur primarily in executing its electric trolley bus programs since it is unlikely that Skoda will have the financial capability to fund its 65% share of such losses.

After the sale of the two overhaul contracts, the Company expects that the amount of overhead to be absorbed by the remaining contract work will not be sufficient to cover the total overhead incurred. The Company will expense the unabsorbed overhead as incurred. These charges are expected to be in the range of $2,500,000 to $3,000,000. In addition, upon cessation of transportation's production operations in the first quarter of 2003, the Company contemplates a charge associated with the idle facility, primarily future operating lease costs, in the range of $2,700,000 to $3,200,000. Subleasing the facility space may mitigate these costs.


Liquidity and Capital Resources

Cash and cash equivalents decreased $2,865,000 to $2,631,000 at June 30, 2002 from $5,496,000 at December 31, 2001. Net cash used for operating activities of discontinued operations was $5,824,000 in the first six months of 2002. Net cash provided by operating activities by the continuing operations was $909,000 in the six months of 2002. Changes in operating assets and liabilities generated a negative cash flow of $383,000 primarily caused by an increase in inventory of $10,908,000, offset by a decrease in receivables of $3,684,000, an increase in accounts payable of $4,801,000 and other current liabilities of $2,132,000. The net cash used by operating activities from continuing operations in the second quarter of 2002 was $19,000.

On July 26, 2002, the Company completed the previously announced sale of its two transportation overhaul contracts and related assets and liabilities, and received proceeds of approximately $19,200,000 in cash in respect thereof.
(See "Subsequent Events," below.)

On June 28, 2001, the Company and certain of its subsidiaries entered into a Loan and Security Agreement (the "Agreement") with Fleet Capital Corporation. The Agreement has a term of three years and provides for letters of credit and cash borrowings of up to $25,000,000 with a sublimit of $10,000,000 for cash borrowings, subject to a borrowing base. Credit advances may increase to $32,000,000 provided that amounts in excess of $25,000,000 are cash-collateralized. On June 28, 2002, a Second Amendment and Consent Agreement was entered into whereby the cash collateral requirement was waived by the lender through September 30, 2002 (since the sale of the transportation overhaul contracts was consummated on or before July 31, 2002). This amendment also increased the sublimit for cash borrowings to $12,000,000 until the earlier of July 31, 2002 and the sale of the transportation overhaul contracts, which occurred on July 26, 2002. At June 30, 2002 there were cash borrowings of $1,100,000 under the Agreement. The letter of credit obligations outstanding at June 30, 2002 were $20,423,000.

A subsidiary of the Company also has a $2,000,000 line of credit with a bank which may be used for cash borrowings or letters of credit. This agreement renewed the previous agreement until April 18, 2003. At June 30, 2002, the subsidiary had $1,000,000 of cash borrowings and $102,000 of letters of credit outstanding. The Company currently has no significant fixed commitment for capital expenditures. The Company expects that available cash, existing lines of credit and the proceeds from the sale of the transportation contracts will be sufficient to meet its cash requirements for the next twelve months.


Restructuring Charge

Detroit Stoker, a wholly owned subsidiary of the Company in the Energy segment, ceased the foundry operation conducted by its wholly owned subsidiary, Midwest Metallurgical Laboratory, Inc., effective May 17, 2002.

Detroit Stoker will purchase its castings from lower cost sources. It is anticipated that this action will significantly improve operating margins.

The Company estimates that during 2002 Detroit Stoker will incur severance and other cash charges totaling approximately $1,000,000. In addition, the Company has accelerated depreciation of its foundry facility during the foundry's operating period in 2002. Depreciation of this facility was $2,300,000 during the first quarter of 2002 and $1,120,000 during the second quarter. Other related closing expenses in the first quarter were $368,700 and $52,000 in the second quarter.


Contingent Matters

In connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of June 30, 2002. The Company has assumed joint and several liability on progress payment bonds relating to ETI, totaling approximately $47,000,000 as of June 30, 2002. These bonds are expected to be eliminated when the customer accepts certain deliveries during 2002. Further, the Company is obligated to indemnify certain sureties under various performance bonds in the event of non- performance on the ETI contracts up to approximately $33,000,000. The Company expects to perform under each of these contracts. The sale of the two transportation overhaul contracts, which occurred on July 26, 2002, involved the release of the Company on the approximately $156,000,000 of performance bonds related to those divested programs. (See "Subsequent Events," below.)

The Company is involved in various lawsuits and claims, certain of which relate to asbestos and other environmental matters. Management believes that the ultimate amount of liability, if any, under the pending litigation will not have a materially adverse effect on the Company's financial position, results of operations or cash flows. There have been no material changes in this litigation from December 31, 2001. (See Item 3 - Form 10-K for December 31, 2001.)


Subsequent Events

On July 26, 2002, the Company completed the previously announced sale of its transportation overhaul contracts with the New Jersey Transit Corporation and the Maryland Transit Administration, and related assets and liabilities (such as accounts receivable, inventory, special tools and supplier contracts), to ALSTOM Transportation Inc. The purchase price received by the Company was approximately $19,200,000 in cash, subject to post-closing adjustment for the net cash used on the two contracts between July 21, 2002 and July 26, 2002. The purchase price reflected a $10,500,000 negotiated reduction from the purchase price agreed to in the sale agreement originally executed on March 27, 2002. Pursuant to the sale agreement, the Company was released from all obligations under the conveyed contracts and the performance bonds relating thereto, which bonds totaled approximately $156,000,000. In addition, the Company entered into a cost plus fee contract to perform work on the conveyed contracts for the purchaser during a transition period not to exceed six months.

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

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
                           PART II - Other Information



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         10.1 Second Amendment and Consent Agreement dated as of June 28, 2002 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender.

         99.1 Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by
                  Section 906 of the Sarbanes-Oxley Act of 2002.



(b)      Reports on Form 8-K:

                  The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            UNITED INDUSTRIAL CORPORATION

Date  August 12, 2002                       By: /s/ James H. Perry
      ---------------                           ------------------------------
                                                James H. Perry
                                                Chief Financial Officer,
                                                Vice President and
                                                Treasurer

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


                        INDEX OF EXHIBITS FILED HEREWITH



      Exhibit No.
      -----------

         10.1 Second Amendment and Consent Agreement dated as of June 28, 2002 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender.


         99.1 Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by
                  Section 906 of the Sarbanes-Oxley Act of 2002.


         99.2 Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by
                  Section 906 of the Sarbanes-Oxley Act of 2002.