Form 10-Q
period 2002-09-30
UNITED INDUSTRIAL CORP /DE/
filed 2002-11-15
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     September 30, 2002
                                            ------------------


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[ ]        EXCHANGE ACT OF 1934


           For the transition period from ________________ to ________________

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


         Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  X            No__
             --

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 13,065,818 shares of common stock as of November 1, 2002.

                          UNITED INDUSTRIAL CORPORATION


                                      INDEX
                                      -----

                                                                          Page #
                                                                          ------
Part I - Financial Information

   Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets - Unaudited
                  September 30, 2002 and December 31, 2001                 1

                  Consolidated Condensed Statements of Operations -
                  Three Months and Nine Months Ended
                  September 30, 2002 and 2001                              2

                  Consolidated Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 2002 and 2001            3

                  Notes to Consolidated Condensed Financial Statements     4


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  9

   Item 3.  Qualitative and Quantitative Disclosures
                    about Market Risk                                     15

   Item 4.  Controls and Procedures                                       15



PART II - Other Information                                               17

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS
                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                SEPTEMBER 30                DECEMBER 31
                                                                                   2002                        2001 *
                                                                                   ----                        ------
ASSETS                                                                          (Unaudited)
Current Assets
         Cash and cash equivalents                                                  $ 2,836                  $  5,496
         Trade receivables                                                           39,291                    37,775
         Inventories
           Finished goods & work-in-process                                          19,439                    14,616
           Materials & supplies                                                       1,408                     1,572
                                                                                     ------                    ------
                                                                                     20,847                    16,188
         Federal income taxes receivable                                              3,617                       -
         Deferred income taxes                                                        5,436                     5,436
         Prepaid expenses & other current assets                                      1,809                     1,755
         Assets of discontinued operations                                           49,966                   108,684
                                                                                     ------                    ------
                  Total Current Assets                                              123,802                   175,334

Other assets                                                                         50,371                    54,505

Property & equipment - less allowances
 for depreciation (2002-$86,276; 2001-$88,560)                                       19,188                    24,514
                                                                                     ------                    ------

                                                                                   $193,361                  $254,353
                                                                                   ==================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
         Notes payable                                                             $  2,250                  $    -
         Accounts payable                                                            11,360                    11,401
         Accrued employee compensation & taxes                                        7,546                     7,724
         Customer advances                                                            6,514                     7,042
         Federal income taxes payable                                                   -                       3,003
         Provision for contract losses                                                2,101                     2,398
         Other current liabilities                                                    7,407                     5,038
         Liabilities of discontinued operations                                      20,619                    59,355
                                                                                     ------                   -------
                  Total Current Liabilities                                          57,797                    95,961
Other long-term liabilities                                                             921                     3,467
Deferred income taxes                                                                11,569                    11,642
Postretirement benefits other than pensions                                          22,864                    22,939

Shareholders' Equity
         Common stock $1.00 par value
         Authorized - 30,000,000 shares; outstanding 13,065,818 shares and
         12,871,868 shares - September 30,2002 and December 31, 2001 (net of
         shares in treasury)                                                         14,374                    14,374
         Additional capital                                                          91,394                    91,094
         Retained earnings                                                            4,771                    26,735
         Treasury stock, at cost, 1,308,330 shares at
         September 30,2002 and 1,502,280 shares at
         December 31, 2001                                                          (10,329)                  (11,859)
                                                                                     -------                   -------
                                                                                     100,210                   120,344
                                                                                     -------                   -------
                                                                                    $193,361                  $254,353
                                                                                    ==================================
See accompanying notes
*Reclassified to conform to 2002 presentation

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                                 Three Months Ended                 Nine Months Ended
                                                                    September 30                       September 30
                                                                    ------------                       ------------
                                                               2002             2001*            2002             2001*
                                                               ----             -----            ----             -----
                                                                                      (Unaudited)
Net sales                                                    $67,109          $65,794          $189,304         $175,341
Cost of sales                                                 51,703           52,113           151,475          137,503
                                                              ------           ------           -------          -------
 Gross profit                                                  15,406           13,681            37,829           37,838

Selling & administrative expenses                              8,508            8,125            26,783           25,037
Other operating (income) expense - net                            (2)              27               420               80
                                                              ------           ------           -------          -------

Total operating income                                         6,900            5,529            10,626           12,721
                                                              ------           ------           -------          -------
Non-operating income and (expense)
   Interest income                                                 2               93                46              545
   Other income                                                  418              113             1,319            1,839
   Interest expense                                             (141)             -                (562)             -
   Equity in net income of joint ventures                         10                1                67               71
   Other expenses                                               (146)             (72)             (352)            (281)
                                                              ------           ------           -------          -------
                                                                 143              135               518            2,174
                                                              ------           ------           -------          -------
Income from continuing operations
   before income taxes                                         7,043            5,664            11,144           14,895

Income taxes                                                   2,581            2,093             3,968            4,755
                                                              ------           ------           -------          -------

Income from continuing operations                              4,462            3,571             7,176           10,140

Loss from discontinued operations -
  net of income tax credit $(993) and $(920)
  for the three months and
  $(14,281) and $(2,177) for the nine months ended
  September 30, 2002 and
  2001, respectively                                           (1,844)          (1,545)          (26,535)         (3,659)
                                                               -------          -------          --------         -------


Net income (loss)                                             $ 2,618          $ 2,026          $(19,359)         $ 6,481
                                                              =======           =======          =======          =======

  Basic earnings per share:

    Income from continuing operations                         $  .34           $  .28            $  .55           $  .80
                                                              ======           ======            ======           ======
    Loss from discontinued operations                         $ (.14)          $ (.12)           $(2.04)          $ (.29)
                                                              ======           ======            ======           ======
    Net income (loss)                                         $  .20           $  .16            $(1.49)          $  .51
                                                              ======           ======            ======           ======


  Diluted earnings per share:

    Income from continuing operations                         $  .32            $ .27            $  .52            $ .77
                                                              ======           ======            ======           ======
    Loss from discontinued operations                         $ (.13)           $(.12)           $(1.93)           $(.28)
                                                              ======           ======            ======           ======
    Net income (loss)                                         $  .19            $ .15            $(1.41)           $ .49
                                                              ======           ======            ======           ======

See accompanying notes
*Reclassified to conform to 2002 presentation

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                      -----------------
                                                                                     2002          2001 *
                                                                                     ----          ------
OPERATING ACTIVITIES                                                                      (Unaudited)
--------------------
Net (loss) income                                                                 $(19,359)        $ 6,481
Adjustments to reconcile net (loss) income
 to net cash (used for) provided by
 operating activities:
 Loss from discontinued operations,
    net of income tax credit                                                        26,535           3,659
 Depreciation and amortization                                                       7,390           4,709
 Deferred income taxes                                                                 (73)           (150)
 (Decrease)increase in provision for
    contract losses                                                                   (297)              9
 Changes in operating assets and liabilities                                        (1,098)         12,613
 Decrease in long-term liabilities                                                  (2,621)            -

 (Decrease)increase in federal income
    taxes payable                                                                   (6,620)          3,240
 Equity in income (loss) of investee company                                            67             (71)
 Restructuring reserve                                                                 425             -
                                                                                   --------         -------
 NET CASH PROVIDED BY CONTINUING OPERATIONS                                          4,349          30,490
 NET CASH USED FOR DISCONTINUED OPERATIONS                                         (26,373)        (28,908)
                                                                                   --------         -------
 NET CASH (USED FOR) PROVIDED BY
    OPERATING ACTIVITIES                                                           (22,024)          1,582

INVESTING ACTIVITIES
Purchase of property and equipment                                                  (1,898)         (1,766)
Proceeds from sale of assets for discontinued
    operations                                                                      20,756             -
Property and equipment expenditures for
    discontinued operations                                                            -            (2,497)
Advances to investee of discontinued operations                                     (1,168)         (2,241)
Repayment of advances by investee of discontinued
    operations                                                                         232           2,731
Repayment of advances by investee                                                       64             183
Advances to investee                                                                   (97)           (182)
                                                                                   --------         -------
NET CASH PROVIDED BY (USED FOR)
    INVESTING ACTIVITIES                                                            17,889          (3,772)

FINANCING ACTIVITIES
Restricted cash for letter of credit                                                   -              (222)
Proceeds from exercise of stock options                                              1,830           3,472
Dividends                                                                           (2,605)         (3,782)
Proceeds from borrowings                                                             2,250             -
                                                                                   --------         -------
 NET CASH PROVIDED BY (USED FOR)

    FINANCING ACTIVITIES                                                             1,475            (532)
                                                                                   -------          ------
 DECREASE IN CASH AND CASH EQUIVALENTS                                              (2,660)         (2,722)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    5,496          11,385
                                                                                   -------          ------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 2,836         $ 8,663
                                                                                   =======         =======

See accompanying notes
*Reclassified to conform to 2002 presentation

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


Notes to Consolidated Condensed Financial Statements

September 30, 2002


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.



NOTE B -  SEGMENT INFORMATION - CONTINUING OPERATIONS

                                                                                          Reconci-
(dollars in thousands)                        Defense        Energy        Other          liations       Totals
                                              -------        ------        -----          ---------      ------
Three months ended September 30, 2002
-------------------------------------
Revenues from external customers              $ 59,126       $ 7,983        $  -           $  -        $ 67,109
Equity profit in venture                            10           -             -              -              10
Segment profit                                   5,129         1,726           188            -           7,043

Income before income taxes                                                                             $  7,043
                                                                                                       ========

Nine months ended September 30, 2002
------------------------------------
Revenues from external customers              $166,155       $23,149        $  -           $  -        $189,304
Equity profit in venture                            67           -             -              -              67
Segment profit (loss)                           11,536        (66)(1)         (326)           -          11,144


Income before income taxes                                                                             $ 11,144
                                                                                                       ========


Three months ended September 30, 2001
-------------------------------------
Revenues from external customers              $ 58,373       $ 7,421        $  -           $  -        $ 65,794
Equity profit in venture                             1           -             -              -               1
Segment profit (loss)                            5,361           344           (41)           -           5,664


Income before income taxes                                                                             $  5,664
                                                                                                       ========


Nine months ended September 30, 2001
------------------------------------
Revenues from external customers              $152,767       $22,574        $  -           $  -        $175,341
Equity profit in venture                            71           -             -              -              71
Segment profit                                  12,564         1,761           570            -          14,895




Income before income taxes                                                                             $ 14,895
                                                                                                       ========

(1) Includes a $4,708,000 restructuring charge related to the closing of the foundry operated by Midwest Metallurgical Laboratory, Inc. a wholly owned indirect subsidiary of the Company in the Energy segment.

NOTE C - DIVIDENDS

A dividend of 10(cent) per share is payable on December 2, 2002.


NOTE D - WEIGHTED AVERAGE SHARES

                                                     Three Months Ended                      Nine Months Ended
                                                        September 30                           September 30
                                                        ------------                           ------------
                                                  2002                 2001              2002                2001
                                                  ----                 ----              ----                ----
Weighted average shares                       13,065,485           12,811,568         13,020,535          12,648,519
Dilutive effect of stock options                 670,434              573,512            708,512             570,032
                                              ----------           ----------         ----------          ----------
Diluted weighted average shares               13,735,919           13,385,080         13,729,047          13,218,551
                                              ==========           ==========         ==========          ==========

NOTE E - OTHER OPERATING EXPENSES, OTHER INCOME, NET, OTHER EXPENSES


                                                  Three Months Ended                  Nine Months Ended
                                                     September 30                       September 30
                                                     ------------                       ------------

                                               2002            2001               2002              2001
                                               ----            ----               ----              ----
(Dollars in Thousands)
OTHER OPERATING EXPENSES, NET
-----------------------------
Reduction of deferred
  compensation liability                     $   (57)        $   (53)            $ (171)           $ (159)
Amortization of intangibles                       51              80                166               239
Expenses related to closing
    of an indirect subsidiary                      4             -                  425               -
                                              -------         -------            -------           -------

Total other operating expenses, net          $    (2)        $    27             $  420            $   80
                                             ========        ========            =======           =======

OTHER INCOME
------------

Royalties and commissions                    $    10         $    51             $   11            $   59
Foreign exchange loss                            -              (182)               -                (182)
Pension income                                   408             148              1,250             1,036
Settlement of lawsuits                           -               -                  -                 842
Other                                            -                96                 58                84
                                              -------         -------            -------           -------

Total other income                           $   418         $   113             $1,319            $1,839
                                             ========        ========            =======           =======

OTHER EXPENSES
--------------

Miscellaneous items, none of
   which are material                            146         $    72                352            $  281
                                              -------         -------            -------           -------


Total other expenses                         $   146         $    72             $  352            $  281
                                             ========        ========            =======           =======

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


NOTE G - DISCONTINUED OPERATIONS

Dollars in thousands
Assets and liabilities of the discontinued operations reclassified as current were as follows:
                                                September 30        December 31
                                                     2002              2001
                                                     ----              ----
Assets
Current Assets
  Trade receivables                                  $ 24,559         $ 20,895
  Inventories                                          12,750           73,236
  Prepaid expenses and other current assets                51               51
  Deferred taxes                                        6,460            6,460
                                                     --------         --------
Total Current Assets                                   43,820          100,642

Non Current Assets
   Deferred taxes                                       4,037            1,037
   Receivable from investee                             2,109            1,205
   Property and equipment                                 -              5,800

Total Assets                                         $ 49,966         $108,684
                                                     ========         ========

Liabilities
-----------
Current Liabilities
   Accounts payable                               $  1,786       $  7,118
   Accrued employee compensation and taxes           1,042          1,393
   Customer advances                                 1,241         35,983
   Reserve for contract losses                       5,683         12,861
   Investment and equity losses in investee         10,802          1,828
   Other                                                65            172
                                                  --------        -------

Total Liabilities                                 $ 20,619        $59,355
                                                  ========        =======

Summary results of the discontinued transportation operations which have been classified separately, were as follows:

                                                        Three Months Ended                Nine Months Ended
                                                           September 30                      September 30
                                                           ------------                      ------------
                                                    2002             2001               2002                2001
                                                    ----             ----               ----                ----

Revenue                                           $ 2,124          $14,943           $ 25,197             $32,281
                                                  =======          =======           ========             =======
Loss before income tax credit                     $(2,837)         $(2,465)          $(40,816)            $(5,836)
Credit for income taxes                              (993)            (920)           (14,281)             (2,177)
                                                  --------         -------           --------             --------
Net Loss from discontinued
 operations                                       $(1,844)         $(1,545)          $(26,535)            $(3,659)
                                                  =======          =======           ========             =======


                                                                                                             Nine Months Ended
                                                                                                                 September 30
                                                                                                                 ------------
                                                                                                         2002                2001
                                                                                                         ----                ----
Net Cash Used for Discontinued Operations
Net Loss                                                                                              $(26,535)           $ (3,659)
Changes in operating assets and liabilities                                                             16,397             (18,980)
Decrease in provision for impairment
 and contract losses                                                                                   (28,054)             (7,168)
Other                                                                                                   11,819                (899)
Net Cash Used for Discontinued Operations                                                             $(26,373)           $(28,908)
                                                                                                      =========           =========

The sales, costs of sales and gross profit recognized by the Transportation segment on subcontracts with Electric Transit, Inc. were as follows:

                                                                          Three Months Ended                    Nine Months Ended
                                                                             September 30                         September 30
                                                                             ------------                         ------------
                                                                    2002               2001             2002                2001
                                                                    ----               ----             ----                ----
Sales                                                              $2,124            $10,716          $11,467             $19,499
Cost of sales                                                       2,706             12,056           13,148              20,839
                                                                   -------           -------          --------            --------
Gross profit (loss)                                                $ (582)           $(1,340)         $(1,681)            $(1,340)
                                                                   =======           ========         ========            ========

On July 26, 2002 the Company closed a transaction in which it sold two rail car overhaul contracts, as well as related assets and liabilities, with the New Jersey Transit Corporation and the Maryland Transit Administration to ALSTOM Transportation Inc. The Company realized proceeds of approximately $20,756,000 and recorded a loss of $21,500,000 associated with this transaction.

NOTE H- COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits and claims, including asbestos related litigation and one environmental matter. Except as set forth below, there have been no material changes in litigation since the Company filed its annual report on Form 10-K for the year ended December 31, 2001, and except as set forth below, management believes that the ultimate amount of liability, if any, under the pending litigation will not have a materially adverse effect on the Company's financial position, results of operations or cash flows.

Like hundreds of other industrial companies, UIC and its Detroit Stoker subsidiary have been named as two of many defendants in asbestos-related personal injury litigation. The litigation is pending in Louisiana, Michigan, Mississippi, Ohio, New York and North Dakota. As of October 31, 2002, the Company was a named defendant in approximately 335 active cases involving approximately 9,500 claimants. Approximately 8,300 of those claims, including all of the cases naming UIC, have been filed since September 1, 2002 and a majority of such claims were filed in October 2002. Neither UIC nor Detroit Stoker fabricated, milled, mined, manufactured or marketed asbestos. The Company stopped the use of asbestos-containing materials in connection with its products sometime in 1981. Management believes that the claimants in the vast majority of cases cannot demonstrate that they have been exposed to the Company's asbestos-containing products or suffered any compensable loss as a result of such exposure. The direct asbestos-related expenses of the Company for defense and indemnity for at least the past five years total about $467,000, net of insurance proceeds.

Due to this recent increased volume of asbestos related bodily-injury claims, the Company has engaged a consulting firm (the "Consultant") with expertise in evaluating such claims to evaluate the Company's potential asbestos liability. The Consultant's analysis is expected to be completed by the end of the fourth quarter of 2002. Because the Consultant's analysis is in its preliminary stages, the Company does not presently have an estimate upon which it can reasonably rely as to potential financial exposure for purposes of recording a provision for such a potential liability.

While it is uncertain as to the timing of when asbestos claims will be received, portions of the claims might not be received and paid for 50 or more years. After considering anticipated insurance proceeds and based upon the facts as now known, the Company's management believes that although asbestos claims could have a material adverse effect on the Company's financial condition or results of operations in a particular financial reporting period, asbestos claims will not have a material adverse effect on the Company's long-term financial condition, liquidity or results of operations. No assurances can be given, however, as to the actual amount of the Company's liability for such present and future claims or insurance recoveries.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Information
---------------------------

This report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following: the Company's successful execution of internal performance plans; performance issues with key suppliers, subcontractors and business partners; legal proceedings; outcome of current and future litigation; outcome of the Company's discussions with its consulting firm concerning asbestos related matters discussed herein and the accuracy of the Company's analysis of its potential asbestos related exposure and insurance coverage; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development, commercialization and technological difficulties; capacity and supply constraints or difficulties; legislative or regulatory actions impacting the Company's energy segment and discontinued transportation operation; changing priorities or reductions in the U.S. Government defense budget; contract continuation and future contract awards; and U.S. and international military budget constraints and determinations. The Company makes no commitment to update any forward looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward looking statement.


Results of Operations
---------------------

The following information primarily relates to the continuing operations of United Industrial Corporation and consolidated subsidiaries. The Transportation segment is reflected as a discontinued operation in the Company's consolidated condensed financial statements as of and for the three month and nine month periods ended September 30, 2002. In addition all prior periods have been restated to conform to the September 30, 2002 discontinued operations presentation.

Three and nine months ended September 30, 2002 compared to three and nine months ended September 30, 2001.

Consolidated net sales from continuing operations increased by $1,315,000 or 2.0% to $67,109,000 in the third quarter of 2002 from $65,794,000 during the same period in 2001. The Defense segment increased sales by $753,000 or 1.3% to $59,126,000 in the third quarter of 2002 from $58,373,000 during the same period in 2001. The increase was in all product categories. The Energy segment sales increased $562,000 or 7.6% to $7,983,000 during the third quarter of 2002 from $7,421,000 during the same period in 2001 due to increased volume in the new equipment line of business.

Consolidated net sales from continuing operations increased by $13,963,000 or 8.0% to $189,304,000 in the first nine months of 2002 from $175,341,000 during the same period in 2001. The Defense segment increased sales by $13,388,000 or

8.76% to $166,155,000 in the first nine months of 2002 from $152,767,000 during the same period in 2001. The increase was in all product categories except engineering and maintenance services. The Energy segment sales increased $575,000 or 2.5% to $23,149,000 in the first nine months of 2002 from $22,574,000 during the same period in 2001 due to increased volume in the new equipment line of business.

Gross margin percentage for continuing operations increased to 22.96% in the third quarter of 2002 from 20.79% during the same period in 2001. The Defense segment gross margin percentage was 20.41% in the third quarter of 2002 and 19.51% in the third quarter of 2001. Pension expense included in cost of sales in the Defense segment for the third quarter of 2002 was $600,000 compared to pension income of $233,000 included in the cost of sales in the third quarter of 2001. Eliminating the pension plan performance from both periods, the gross margin percentage would have been 21.43% in 2002 and 19.11% in 2001, or an increase of 2.32% in 2002. This increase was primarily due to performance in the Unmanned Aerial Vehicles(UAV) line of business. The increase in pension expense was due primarily to the downward trend in the securities markets. The Energy segment gross margin percentage for third quarter of 2002 was 41.78% and 30.87% for the same period in 2001. This increase was generally due to product mix and the lower cost of castings resulting from the restructuring. (See "Restructuring Charge", below.)

Gross margin percentage for continuing operations decreased to 19.98% in the first nine months of 2002 from 21.58% during the same period in 2001. The Defense segment gross margin percentage was 19.53% in the first nine months of 2002 and 20.15% during the same period in 2001. The decrease was attributable to lower pension plan performance and the costs associated with the negotiated settlement to conclude a particular government program. The pension expense included in cost of sales in the Defense segment for the first nine months of 2002 was $1,800,000 compared to pension income of $933,000 included in the cost of sales in the same period of 2001. Eliminating the pension plan performance from both periods, the gross margin percentage would have been 20.61% in 2002 and 19.54% in 2001, or an increase of 1.07% in 2002 primarily due to performance in both the UAV and Test Systems lines of business. The decrease in pension income was due primarily to the downward trend in the securities markets. The costs associated with the negotiated settlement to conclude a particular government program reduced the gross margin by approximately $1,000,000 or .60%. The Energy segment cost of sales for the first nine months of 2002 included a charge of $3,420,000 for accelerated depreciation of assets related to the closing of the foundry operated by Midwest Metallurgical Laboratory, Inc., a wholly owned indirect subsidiary of the Company in the Energy segment. Excluding the charge, the gross margin in the Energy segment during the first nine months of 2002 was 37.98% or 6.71% greater than the gross margin of 31.27% in the first nine months of 2001. This increase was generally due to product mix and the lower cost of castings resulting from the restructuring. (See "Restructuring Charge," below.)

Selling and administrative expenses for continuing operations for the third quarter of 2002 increased $383,000 or 4.71% to $8,508,000 from $8,125,000 in the third quarter of 2001. Selling and administrative expenses in the Defense segment increased $1,038,000 or $17.25% to $6,986,000 in the third quarter of 2002 from $5,948,000 in the third quarter of 2001. This increase is primarily due to higher bid and proposal, insurance costs and reallocated corporate overhead. The reallocation of the corporate expenses which resulted in an increase in the Defense Segment and a decrease in the discontinued Transportation operations was due to a reduced allocation base. Selling and administrative expenses in the Energy segment decreased $151,000 to $2,028,000 in the third quarter of 2002 from $2,179,000 in the third quarter of 2001. Selling and administrative expenses in the Other segment decreased $504,000 due to an increased allocation of expenses to other segments.

Selling and administrative expenses from continuing operations in the first nine months of 2002 increased $1,746,000 or 6.97% to $26,783,000 from $25,037,000 in the first nine months of 2001. The increase was in the Defense segment. Selling and administrative expenses in the Defense segment increased $2,125,000 or 11.49% to $20,627,000 in the first nine months from $18,502,000 in the first nine months of 2001. Approximately $1.0 million of this increase resulted from the allocation formula of corporate expenses which resulted in an increase in the Defense segment and a decrease in the discontinued Transportation operations due to a reduced allocation base. The remainder of the cost growth was generally due to higher insurance and compensation costs. Selling and administrative expenses in the Energy segment decreased $195,000 to $6,341,000 in the first nine months of 2002 from $6,536,000 in the first nine months of 2001. Selling and administrative expenses decreased $184,000 in the Other segment due to an increased allocation of expenses to other segments.

Other operating expenses of continuing operations in the third quarter of 2002 decreased by $29,000 from the third quarter of 2001.

Other operating expenses of continuing operations in the first nine months of 2002 increased by $340,000 from the first nine months of 2001 primarily due to the expenses of $425,000 associated with the Midwest Metallurgical Laboratory foundry closing.

Other income from continuing operations in the third quarter of 2002 increased $305,000 from the same period in 2001 primarily due to an increase of pension income in the Energy segment of $260,000 resulting from a revised estimate of pension income during the year. Other income from continuing operations in the first nine months of 2002 decreased $520,000 from the same period in 2001 primarily due to the income from the settlement of lawsuits in the same period in 2001 of $842,000.

Income before income taxes for continuing operations increased $1,379,000 or 24.35% to $7,043,000 in the third quarter of 2002 from $5,664,000 for the same period in 2001. Further, the third quarter of 2002 included pension plan expense of $192,000 compared to the third quarter pension plan income of $381,000 in 2001.

Income before income taxes for continuing operations decreased $3,751,000 or 25.18% to $11,144,000 in the first nine months of 2002 from $14,895,000 for the same period in 2001. The decrease was primarily due to a charge of $3,845,000 for the accelerated depreciation of assets and expenses related to the closing of the Energy segment's Midwest Metallurgical Laboratory, Inc. foundry, which ceased operations effective May 17, 2002. In addition the first nine months of 2002 included pension plan expense of $550,000 compared to pension plan income of $1,969,000 in the first nine months of 2001. Further, during 2002 the Company expensed approximately $1,000,000 associated with the negotiated settlement to conclude a particular government program.

Since December 31, 2001, the backlog related to continuing operations increased $38,383,000 or 18.5%. The Defense segment backlog was $239,478,000 at September 30,2002 compared to $201,221,000 at December 31, 2001. The Energy segment backlog was $6,248,000 at September 30,2002 compared to $6,122,000 at December 31, 2001.

Sales in the discontinued transportation operations decreased $12,819,000 in the third quarter of 2002 to $2,124,000 from $14,943,000 during the same period in 2001. This was due to a reduction in production on existing contracts of $10,015,000 and $2,804,000 on the divested contracts.

Sales in the discontinued transportation operations decreased $7,084,000 or 21.94% in the first nine months of 2002 to $25,197,000 from $32,281,000 during the same period in 2001. This was due to a reduction in production on existing contracts of $12,253,000 and an increase of $5,169,000 on the divested contracts.

The loss, before taxes, during the three months ended September 30, 2002 in the discontinued transportation operations was $2,837,000. Included in the third quarter 2002 loss was an increase of $582,000 in estimated costs to complete the remaining contracts, $815,000 of unabsorbed overhead related to the conveyed contracts and $1,339,000 of general and administrative expenses. Further, the Company recorded an equity loss of $101,000 related to Electric Transit, Inc.
(ETI), the Company's joint venture with Skoda, a Czech Republic firm. This charge represents 100% of the general and administrative expenses of ETI since it is unlikely that Skoda will have the financial capability to fund its 65% share of such expenses. Skoda is still obligated to provide the funding for its 65% share of the losses.

The loss, before taxes, during the nine months ended September 30, 2002 in the discontinued transportation operations was $40,816,000. Included in this loss was a $21,500,000 provision related to the sale of the Company's two overhaul contracts with the New Jersey Transit Corporation and the Maryland Transit Administration, as well as related assets and liabilities, to ALSTOM Transportation, Inc. The transaction closed on July 26, 2002. Also included in the first nine months of 2002 loss was an increase of $2,933,000 in costs to complete the remaining contracts, $3,002,000 of general and administrative expenses, and $4,408,000 of other disposition costs related to the conveyed contracts. Further, the Company recorded a provision of $8,973,000 related to estimated losses by ETI. This provision represents 100% of the additional estimated losses ETI will incur primarily in executing its electric trolley bus programs since it is unlikely that Skoda will have the financial capability to fund its 65% share of such losses. Skoda is still obligated to provide the funding for its 65% share of the losses.

After the sale of the two overhaul contracts, the Company expects that the amount of overhead to be absorbed by the remaining contract work will not be sufficient to cover the total overhead incurred. The Company will expense the unabsorbed overhead as incurred. These charges are expected to be in the range of $1,500,000 to $2,000,000 subsequent to September 30, 2002. The remaining contracts will be substantially completed in the first quarter of 2003. In addition, upon complete cessation of transportation's production operations in the second quarter of 2003, the Company contemplates a charge associated with the idle facility, primarily future operating lease costs, in the range of $2,700,000 to $3,200,000. Subleasing the facility space may mitigate these costs.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents decreased $2,660,000 to $2,836,000 at September 30, 2002 from $5,496,000 at December 31, 2001.

Net cash used for operating activities of discontinued operations was $26,373,000 in the first nine months of 2002. Net cash provided by operating activities by the continuing operations was $4,349,000 in the nine months of 2002. The net cash used for discontinued and continuing operating activities was $22,024,000. Changes in operating assets and liabilities generated a cash drain of $1,098,000. Major changes in operating assets and liabilities were increases in inventory of $4,659,000, receivables of $1,516,000, an increase in other current liabilities of $2,369,000 and a decrease in other assets of $4,134,000.

Net cash provided by investing activities was $17,889,000 primarily due to the proceeds from the sale of assets in the discontinued operations of $20,756,000, partially offset by the purchase of property and equipment of $1,898,000 in the continuing operations and advances of $1,168,000 to the investee in the discontinued operations. Cash provided by financing activities of $1,475,000 included proceeds from borrowings of $2,250,000 which was repaid in October 2002.

On July 26, 2002, the Company completed the previously announced sale of its two transportation overhaul contracts and related assets and liabilities, and received proceeds of approximately $20,756,000 in cash in respect thereof.

On June 28, 2001, the Company and certain of its subsidiaries entered into a Loan and Security Agreement (the "Agreement") with Fleet Capital Corporation. The Agreement has a term of three years and provides for letters of credit and cash borrowings of up to $25,000,000 with a sublimit of $10,000,000 for cash borrowings, subject to a borrowing base. Credit advances may increase to $32,000,000 provided that amounts in excess of $25,000,000 are cash-collateralized. On June 28, 2002, a Second Amendment and Consent Agreement was entered into whereby the cash collateral requirement was waived by the lender through September 30, 2002. This amendment also increased the sublimit for cash borrowings to $12,000,000 until the earlier of July 31, 2002 and the sale of the transportation overhaul contracts, which occurred on July 26, 2002. At September 30, 2002 there were cash borrowings of $1,500,000 under the Agreement. The letter of credit obligations outstanding at September 30, 2002 were $19,231,000.

A subsidiary of the Company also has a $2,000,000 line of credit with a bank which may be used for cash borrowings or letters of credit. This agreement renewed the previous agreement until April 18, 2003. At September 30, 2002, the subsidiary had $750,000 of cash borrowings and $102,000 of letters of credit outstanding. The Company currently has no significant fixed commitment for capital expenditures. The Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements for the next twelve months.


Restructuring Charge
--------------------

Detroit Stoker, a wholly owned subsidiary of the Company in the Energy segment, ceased the foundry operation conducted by its wholly owned subsidiary, Midwest Metallurgical Laboratory, Inc., effective May 17, 2002.

Detroit Stoker has been able to purchase its castings from lower cost sources which has improved its operating margins.

During 2002 Detroit Stoker incurred severance and other cash charges totaling approximately $1,288,000 related to the restructuring including operating losses. In addition, the Company has accelerated depreciation of its foundry facility during the foundry's operating period in 2002. Depreciation of this facility was $2,300,000 during the first quarter of 2002 and $1,120,000 during the second quarter.

Contingent Matters
------------------
In connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of September 30,2002. The Company has assumed joint and several liability on progress payment bonds relating to ETI, totaling approximately $47,000,000 as of September 30,2002. These bonds are expected to be eliminated when the customer accepts certain deliveries during 2002. Further, the Company is obligated to indemnify certain sureties under various performance bonds in the event of non- performance on the ETI contracts up to approximately $33,000,000. The Company expects to perform under each of these contracts.

The Company is involved in various lawsuits and claims, including asbestos related litigation and one environmental matter. Except as set forth below, there have been no material changes in litigation since the Company filed its annual report on Form 10-K for the year ended December 31, 2001, and except as set forth below, management believes that the ultimate amount of liability, if any, under the pending litigation will not have a materially adverse effect on the Company's financial position, results of operations or cash flows.

Like hundreds of other industrial companies, UIC and its Detroit Stoker subsidiary have been named as two of many defendants in asbestos-related personal injury litigation. The litigation is pending in Louisiana, Michigan, Mississippi, Ohio, New York and North Dakota. As of October 31, 2002, the Company was a named defendant in approximately 335 active cases involving approximately 9,500 claimants. Approximately 8,300 of those claims, including all of the cases naming UIC, have been filed since September 1, 2002 and a majority of such claims were filed in October 2002. Neither UIC nor Detroit Stoker fabricated, milled, mined, manufactured or marketed asbestos. The Company stopped the use of asbestos-containing materials in connection with its products sometime in 1981. Management believes that the claimants in the vast majority of cases cannot demonstrate that they have been exposed to the Company's asbestos-containing products or suffered any compensable loss as a result of such exposure. The direct asbestos-related expenses of the Company for defense and indemnity for at least the past five years total about $467,000, net of insurance proceeds.

Due to this recent increased volume of asbestos related bodily-injury claims, the Company has engaged a consulting firm (the "Consultant") with expertise in evaluating such claims to evaluate the Company's potential asbestos liability. The Consultant's analysis is expected to be completed by the end of the fourth quarter of 2002. Because the Consultant's analysis is in its preliminary stages, the Company does not presently have an estimate upon which it can reasonably rely as to potential financial exposure for purposes of recording a provision for such a potential liability. Management, however, has had discussions with the Consultant in an attempt to develop a view of the general level of liability the Company might be facing. While the Consultant did not model the Company's situation or consider scientific methodologies, it did consider the number of claims filed against the Companythis year, the number of such claims filed nationally against all companies this year, various assumptions and uncertainties, including application of a disease mix and per claim settlement amount in line with certain national trends, as well as national forecasts of asbestos injuries and claims over the next fifty years.

Based upon these assumptions and uncertainties, management believes after discussions with the Consultant that the Company could have a total liability through 2055 of about $75 million, including damages and defense costs. A final analysis by the Consultant will consider a number of additional factors, including the use of scientific methodologies to analyze Company data, that will most likely lead to a conclusion that the Company's overall liability could be greater or smaller and possibly by a material amount. The total net present value of such potential liability, using a discount rate of 2.3%, is about $50 million. These figures are before tax and without the application of any insurance recovery. It is anticipated that based upon the expected report and advice of the Consultant as well as consultation with legal counsel, and pursuant to generally accepted accounting principles, the Company may record a provision for its bodily injury liabilities for asbestos-related matters for the quarter ending December 31, 2002.

The Company is also preparing an analysis of its insurance, including a non-binding sharing agreement with certain of its primary insurance carriers that has been effective for approximately five years and other insurance coverage. Management believes that its insurance coverage will mitigate this potential liability. A final analysis of the insurance coverage might lead to a conclusion that the amount that the Company can recover could be greater or smaller than the Company's current assumption. Consequently, the Company may separately record an asset for the quarter ending December 31, 2002 for such amounts it expects will be covered by insurance if such recoveries are deemed probable and can be reasonably estimated.

Based upon management's assessment of the Company's insurance coverage, and subject to various assumptions and uncertainties of the Company's overall liability, the net present value of the potential liability over the next fifty years (as described above) net of anticipated insurance proceeds could be as much as $15 million on a pretax basis.

While it is uncertain as to the timing of when asbestos claims will be received, portions of the claims might not be received and paid for 50 or more years. After considering anticipated insurance proceeds and based upon the facts as now known, the Company's management believes that although asbestos claims could have a material adverse effect on the Company's financial condition or results of operations in a particular financial reporting period, asbestos claims will not have a material adverse effect on the Company's long-term financial condition, liquidity or results of operations. No assurances can be given, however, as to the actual amount of the Company's liability for such present and future claims or insurance recoveries.


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


ITEM 4  -  CONTROLS AND PROCEDURES

(a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the

Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including its principal executive officer and principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.


Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
                           PART II - Other Information

Item 1 - Legal Proceedings

     Reference is made to the information contained in the section entitled "Contingent Matters" under Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations set forth above, which information is incorporated herein by reference.

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Registrant was held on October 4, 2002.

         (b) Richard R. Erkeneff and Glen M. Kassan were elected directors at the meeting, for terms ending in 2005. The incumbent directors whose terms of office continued after the meeting are Harold S. Gelb, Susan Fein Zawel, Warren
G. Lichtenstein and Joseph S. Schneider. Following the meeting, Ms. Fein Zawel resigned as a director and Paul J. Hoeper, one of the nominees for director at the meeting, was elected by the Board of Directors to fill the vacancy resulting from her resignation.

         (c) Voting for the election of directors of the Registrant:

                                              FOR             WITHHELD
                                              ---             --------
           Richard R. Erkeneff              9,022,034        133,628

           Glen M. Kassan                  11,486,574         33,200

           Paul J. Hoeper                       1,374        134,119

           There were no broker non-votes.

Other Matters:
9,830,118 shares were voted in favor of the proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Registrant for 2002, with 45,934 shares voted against, 545,078 abstentions and no broker non-votes.

Item 5 -  Other Information

As previously announced, the Board of Directors has been engaged in a process to sell the Company. At this time, the Company has located potentially interested buyers for particular businesses, but has had difficulty to date identifying potential buyers for the entire Company. The primary reason expressed by certain potential buyers for their unwillingness to acquire the entire Company relates to the risks associated with the asbestos related litigation discussed above. The Company is continuing to (a) explore the sale of all or parts of the Company, and (b) evaluate other alternatives to maximize shareholder value, including strategies to further position theCompany for the sale of certain of its parts as well as a sale of the Company in its entirety. No assurances can be given as to whether any such transaction or transactions can be achieved nor as to the terms thereof. The Company is continuing to focus on creating value through its strategy to support internal growth and profitability within the Company's core Defense and ancillary Energy businesses.

Item 6 - Exhibits and Reports on From 8-K

     (a) Exhibits:

     99.1 Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

       The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 2002:

        Report dated July 26, 2002 relating to the sale of the Registrant's transportation overhaul contracts.

        Report dated October 4, 2002 relating to the election of directors.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           UNITED INDUSTRIAL CORPORATION

Date November 14, 2002                     By: /s/ James H. Perry
                                              ----------------------------------
                                              James H. Perry
                                              Chief Financial Officer,
                                              Vice President and
                                              Treasurer

                                 CERTIFICATIONS



I, Richard R. Erkeneff, certify that:

1. I have reviewed this quarterly report on Form 10-Q of United Industrial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                         /s/ Richard R. Erkeneff
                                                 -------------------------------
                                                 Richard R. Erkeneff
                                                 Chief Executive Officer

I, James H. Perry, certify that:

1. I have reviewed this quarterly report on Form 10-Q of United Industrial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002                           /s/ James H. Perry
                                                   -----------------------------
                                                   James H. Perry
                                                   Chief Financial Officer

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