Form 10-K
period 2002-12-31
UNITED INDUSTRIAL CORP /DE/
filed 2003-03-31
CIK 101271

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002.

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 1-4252

                          UNITED INDUSTRIAL CORPORATION
                         ------------------------------
              (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                     95-2081809
-----------------------------------       -------------------------------------
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)

                              570 LEXINGTON AVENUE
                            NEW YORK, NEW YORK 10022
                                 (212) 752-8787
    --- ---------------------------------------------------------------------
     (Address, Including Zip Code, and Telephone Number, Including Area Code,
                    of Registrant's Principal Executive Offices)

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
        Title of Each Class                        on Which Registered
------------------------------------       ------------------------------------
   COMMON STOCK, $1.00 PAR VALUE                  NEW YORK STOCK EXCHANGE

         Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                          ---------------------------
                                (Title of Class)

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

                            [Cover page 1 of 2 pages]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)                               Yes [x] No [_]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 28, 2002, computed by reference to the closing sale price of the registrant's Common Stock on the New York Stock Exchange on such date: $273,546,639.

On March 10, 2003, the registrant had outstanding 13,067,918 shares of Common Stock, par value $1.00 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Certain portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Parts I and II of this report.








                            [Cover page 2 of 2 pages]

                                     PART I

Forward Looking Information

This Annual Report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following: the Company's successful execution of internal performance plans; performance issues with key suppliers, subcontractors and business partners; the ability to negotiate financing arrangements with lenders; legal proceedings; outcome of current and future litigation; the accuracy of the Company's analysis of its potential asbestos related exposure and insurance coverage; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development, commercialization and technological difficulties; capacity and supply constraints or difficulties; legislative or regulatory actions impacting the Company's energy segment and discontinued transportation operation; changing priorities or reductions in the U.S. government defense budget; contract continuation and future contract awards; and U.S. and international military budget constraints and determinations. The Company makes no commitment to update any forward looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward looking statements.

ITEM  1.  BUSINESS

At December 31, 2002, the operations of United Industrial Corporation ("United" or the "Company") consist of two business segments: defense and energy, principally conducted through two wholly-owned subsidiaries. The transportation operation is treated as a discontinued operation and complete cessation of production operations is scheduled during 2003. The Company will continue to have warranty obligations thereafter.

Defense

AAI Corporation

AAI Corporation ("AAI") is engaged in engineering, development and manufacturing of Unmanned Aerial Vehicle ("UAV") platforms, Electronic Warfare ("EW") test and training systems, military and commercial simulators, automated test systems, and advanced boresight equipment. In addition, AAI provides sophisticated engineering, logistics, and maintenance services, which complement its key product platforms, as well as those of other original equipment manufacturers. AAI's advanced products designed for military customers include such high profile programs as the Shadow UAV system, recently selected as the U.S. Army's Tactical Unmanned Aerial Vehicle platform, and the Joint Services Electronic Combat Systems Tester, employed by all U.S. military branches to ensure optimal airborne EW operations. AAI's aerospace products, utilized by numerous military and commercial customers worldwide, offer superior test and maintenance capabilities for the F-16, many Boeing airframes, various General Electric and Pratt & Whitney aircraft engines, and other aviation equipment. AAI supplies its high quality aerospace test equipment to provide depot maintenance services to foreign and domestic military aviation customers. In 2002 and 2001 approximately 77% of the sales volume of AAI consisted of research, development and production of military items under domestic defense contracts. International defense contracts including foreign military sales through the U.S. government, accounted for 19.7% of company sales in 2002 as compared to 18.2% in 2001. These contracts generally related to unmanned aerial vehicle systems and weapon test and training systems for foreign governments.

Because of the variety of its activities, it is not possible to state precisely the competitive position of AAI with respect to each of its product lines. In the UAV business area, AAI is one of the few companies to have successfully fielded an operational UAV system for the U.S. Department of Defense. AAI first began development work in the UAV business in 1986, producing the highly successful RQ-2 Pioneer UAV through a joint venture with Israel Aircraft Industries. The Pioneer has been employed by the United States in Operation Desert Storm and in the conflicts in Somalia and Bosnia. In 1999, AAI was awarded a contract to provide the next generation of tactical UAV's to the U.S. Army, the RQ-7 Shadow 200. In addition, AAI has other UAV systems and products which it markets internationally. Competitors include Northrop-Grumman Corporation, General Atomics and Israel Aircraft Industries.

In the area of training and simulation systems, AAI competes with many large and small organizations developing equipment for the U.S. Government. AAI has a leading position in the development of aircraft maintenance simulators for the U.S. Air Force, having produced trainers for the Boeing E-3 Airborne Warning and Control System (AWACS); Northrop-Grumman E-8 Joint Stars wide-area surveillance aircraft and Boeing C-17 Globemaster cargo aircraft. AAI is also a leader in shipboard training and simulation systems, having produced its first systems, the 20B4 and 20B5 "Pierside" trainers, in the 1970's time frame. AAI currently provides the permanently installed radar stimulator/simulators for all ships that are part of the U.S. Navy's Battle Force Tactical Training (BFTT) System and the portable Carry-on Combat Systems Trainers (COCST) that are configurable to any combat ship and are fully BFTT compatible. Major competitors include:
Northrop-Grumman Corporation, L-3 Communications and CAE Inc.

AAI also develops and manufactures a variety of automated test systems to support military aviation requirements. These include the AN/USM-670 Joint Service Electronic Combat Systems Tester (JSECST), an organizational level (O-level) test system that assures aircraft electronic warfare systems are ready for use, and Advanced Boresight Equipment (ABE), a gyro-stabilized, electro-optical, angular measurement system that is used to align avionics and weapon systems on-board military aircraft and helicopters. Major competitors in the military test market include: BAE Systems PLC, DRS Technologies, Inc. and EDO Corporation.

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

On May 17, 2002 Detroit Stoker ceased its foundry operation and is purchasing its necessary castings from lower cost sources. This decision has improved operating margins. During 2002 Detroit Stoker incurred severance and other cash charges totaling approximately $1,286,721. In addition, the Company wrote off the net book value of the assets related to its foundry facility of $3,420,245 during the foundry's operating period in 2002.

Transportation

On July 26, 2002 the Company closed a transaction in which it sold two rail car overhaul contracts, as well as related assets and liabilities, with the New Jersey Transit Corporation and the Maryland Mass Transit Administration to Alstom Transportation Inc. Complete cessation of transportation's production operations is scheduled during 2003. The Company will continue to have warranty obligations thereafter.

AAI Transportation Systems is being accounted for as discontinued operations. See Note 16 to the Financial Statements included in Item 8 of this Report.

For additional information concerning the Company, reference is made to the information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2002 Annual Report to Shareholders (the "Annual Report"), which section is incorporated herein by reference.

General

Employees

As of March 1, 2003 United and its subsidiaries had approximately 1,600 employees. Approximately 50 of these employees are represented by two unions under contracts expiring between July 2003 and January 2004. United considers its employee relationships to be satisfactory.

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

Research and Development

During 2002, 2001 and 2000, the defense segment expended approximately $4,431,000, $5,041,000 and $3,835,000, respectively, on the independent research and development of new products and improvements of existing products. In addition to the above amounts, the defense segment has contracts, primarily with the U.S. government, to conduct research and development. During 2002, 2001 and 2000, the energy segment expended approximately $157,000, $479,000 and $166,000, respectively, on research and development of new products and improvements of existing products. All of the programs and funds to support such programs are sponsored by the subsidiary involved.

Backlog

The backlog of orders by industry segment at December 31, 2002 and 2001 was as follows:

                                          2002                         2001
                                          ----                         ----
Defense                               $296,117,000                 $201,221,000
Energy Systems                           5,299,000                    6,122,000

The backlog in the discontinued transportation operations was $17,811,000 and $164,891,000 at December 31, 2002 and 2001, respectively. The year 2001 transportation backlog includes $137,923,000 of backlog in respect of the two overhaul contracts that the Company sold.

Except for about $100,000,000, substantially all of the backlog orders at December 31, 2002 are expected to be filled in 2003.

During 2002 and 2001, respectively, the defense sales were comprised of 69% and 67% fixed price contracts and 31% and 33% cost type contracts.

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

Foreign Operations and Export Sales

United and its subsidiaries have no significant foreign operations. During 2002, 2001 and 2000, export sales by United and its subsidiaries amounted to approximately $66,366,000, $54,670,000 and $57,110,000, respectively.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are available free of charge on our internet website at http://www.unitedindustrial.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

United maintains executive and administrative offices at leased premises at 570 Lexington Avenue, New York, N.Y., which lease expires in August 2008. The following is a tabulation of the principal properties owned or leased by United's subsidiaries as at March 23, 2003.

                                                                          Approximate
                                                                          Area                  Owned
Location                           Principal Use                          in Square Feet        or Leased

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

15290 Fifteen Mile Road            Foundry,                               59,386 floor space    Owned in fee
Marshall, MI                       Midwest Metallurgical                  on 28.4 acres of land

Industry Lane                      Manufacturing, engineering and         429,750 floor space   Owned in fee
Hunt Valley, MD                    administrative facilities of AAI       on 64 acres of land

Clubhouse Road                     Manufacturing, engineering and                               Leased to:
Hunt Valley, MD                    administrative facilities of AAI       153,727               October 31, 2003
                                                                          82,430                April 30, 2005
                                                                          22,410                November 30, 2003
                                                                          55,987                February 29, 2004
                                                                          28,827                October 31, 2003

3200 Enterprise Street             Manufacturing, engineering and         131,544               Leased to April 2009
Brea, CA                           administrative facilities
                                   of ACL Technologies

1213 Jefferson Davis Highway       Office Space                           2,211                 Leased to February 28,
Arlington, VA 22202                                                                             2006

1601 Paseo San Luis                Office Space                           3,408                 Leased to June 30, 2007
Sienna Vista, AZ

13501 Ingenuity Drive              Office Space                           2,000                 Leased to February 28,
Orlando, FL                                                                                     2005

                                                                          Approximate
                                                                          Area                  Owned
Location                           Principal Use                          in Square Feet        or Leased

4141 Colonel Glenn Hwy             Office Space                           1,454                 Leased to July 31, 2004
Beavercreek, OH

555 Sparkman Drive                 Office Space                           2,650                 Leased to January 14,
Huntsville, AL                                                                                  2004

Kenia, AK                          Training School                        Approximately 1 acre  Leased to November 6,
                                                                          of land               2027

2850 West 5th North Street         Office Space                           15,105                Leased to October 31,
Summerville, SC                                                                                 2004

2745 West 5th North Street         Warehouse                              12,000                Leased to November 30,
Summerville, SC                                                                                 2003

2735 W Fifth                       Assembly and Administrative Facility   59,000                Leased to December 31,
North Street                       of AAI                                                       2006
Summerville, SC



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

Reference is made to the information concerning asbestos litigation set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which information is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reference is made to Item 4 of Part II to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, which information is hereby incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Annual elections are held following the annual meeting of shareholders to elect officers for the ensuing year. Interim elections are held as required. Except as otherwise indicated, each executive officer has held his current position for the past five years.

                                                                                           Age at
        Name                                Position, Office                          December 31, 2002
        ----                                ----------------                          -----------------
Richard R. Erkeneff*  --  President and Chief Executive Officer of the Company               67
                          (since October 1995); President (from November 1993 to
                          January 2003) and Chief Executive Officer (since November
                          1993) of AAI Corporation, a wholly-owned subsidiary of
                          the Company.

Robert Worthing       --  Vice President and General Counsel of the Company (since           57
                          July 1995); General Counsel of AAI Corporation, a
                          wholly-owned subsidiary of the Company (since April 1992).

Susan Fein Zawel      --  Vice President, Corporate Communications and Associate             48
                          General Counsel (since June 1995), Secretary (since May
                          1994) and Counsel (1992 to 1995) of the Company.

James H. Perry        --  Vice President (since May 1998), Chief Financial Officer           41
                          (since October 1995) and Treasurer (since December 1994)
                          of the Company; Vice President, Chief Financial Officer
                          and Treasurer of AAI Corporation, a wholly-owned
                          subsidiary of the Company (since July 2000).

Frederick M. Strader --   President and Chief Operating Officer of AAI Corporation,          49
                          a wholly-owned subsidiary of the Company (since January
                          2003); Executive Vice President of AAI, and Vice
                          President and General Manager of AAI's Defense Systems
                          unit and Engineering Services unit (May 2001 to December
                          2002); Vice President of United Defense LP, Armament
                          Systems Division (1994 to April 2001) (responsible for
                          all aspects of the division in designing, producing and
                          supporting large caliber armament for the Navy, Army and
                          Marine Corp, with a $500 million budget and 1,800
                          employees).

--------------------
* Member of the Company's Board of Directors

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK
          HOLDER MATTERS

Reference is made to the information set forth in Note 14 to the Financial Statements included in Item 8 of this Report concerning dividends, stock prices, stock listing and number of record holders, which information is incorporated herein by reference.

Reference is made to the section entitled Equity Compensation Plan Information in Item 12 to this Form 10-K, which information is hereby incorporated by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The following table sets forth certain information with respect to each director of the Company. Except as otherwise indicated, each director has held his or her present principal occupation for the past five years.

                          Age (at                                                                                           Became
     Name            December 31, 2002)          Principal Occupation                                                      Director
  ---------          ------------------       -----------------------                                                     ----------

Richard R. Erkeneff           67       President of the Company (since October 1995); President                               1995
                                       (from November 1993 to January 2003) and Chief Executive Officer
                                       (since November 1993) of AAI Corporation, a wholly-owned subsidiary of the Company ("AAI"); Senior Vice President of the Aerospace Group at McDonnell
                                       Douglas Corporation, an aerospace firm (January to November 1993); and
                                       President (March 1992 to October 1992) and Executive Vice President (1988 to
                                       1992) of McDonnell Douglas Electronics Systems Company.

Harold S. Gelb                82       Chairman of the Board of the Company (since November 1995); private                    1995
                                       investor (since 1985); and retired senior partner of Ernst & Young LLP, an accounting firm.

Paul J. Hoeper                56       Business consultant (since February 2001);  Assistant Secretary of the Army            2002
                                       for Acquisition, Logistics and Technology (May 1998 to January 2001);
                                       Deputy Under Secretary of Defense, International and Commercial Programs
                                       (May 1996 to May 1998); Director of AAI Corporation, a wholly-owned subsidiary of the Company (since June 2001); Director of Versar Inc.

Glen M. Kassan                59       Executive Vice President of Steel Partners, Ltd. ("SPL"), a management and             2002
                                       advisory company that provides management services to Steel
                                       Partners II, L.P. ("Steel") and other affiliates of Steel (since March 2002);
                                       Executive Vice President (June 2001 to March 2002) and Vice President (October
                                       1999 to May 2001) of Steel Partners Services, Ltd. ("SPS"), a management and advisory company (which provided management services to Steel and other affiliates of Steel until March 2002, when SPL acquired the rights to provide certain management services from SPS); Vice President, Chief Financial Officer and Secretary of WebFinancial Corporation, a consumer and commercial lender
                                       (since June 2000); director (since January 2002) and President (since February
                                       2002) of SL Industries, Inc., a designer and producer of proprietary advanced systems and equipment for the power and data quality industry; Vice Chairman of the Board of Directors of Caribbean Fertilizer Group Ltd., a private company engaged in the production of agricultural products in Puerto Rico and Jamaica
                                       (since June 2000); Chairman and Chief Executive Officer of Long Term Care
                                       Services, Inc., a privately owned healthcare services company which Mr. Kassan co-founded in 1994 and initially served as Vice Chairman and Chief Financial
                                       Officer (1997 to 1998); director of Puroflow Incorporated, a designer and manufacturer of precision filtration devices (since August 2001).



Warren G. Lichtenstein        37       Chairman of the Board, Secretary and the Managing Member                              2001
                                       of Steel Partners, L.L.C. ("Steel LLC"), the general partner of Steel Partners II, L.P. ("Steel") (since January 1, 1996);
                                       Chairman and a director of Steel Partners, Ltd., the general partner of Steel Partners Associates, L.P., which was the general partner of
                                       Steel (1993 to January 1996); acquisition/risk arbitrage analyst at
                                       Ballantrae Partners, L.P., a private investment partnership formed to invest in risk arbitrage, special situations and undervalued companies
                                       (1988 to 1990). Mr. Lichtenstein is a director of Gateway Industries,
                                       Inc., WebFinancial Corporation, Puroflow Incorporated, ECC
                                       International Corp. and CPX Corp.

Joseph S. Schneider           52       President of JSA Partners, Inc., a consulting firm in the                              1998
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

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and any persons who own more than ten percent of the Company's Common Stock to file reports of initial ownership of the Company's Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission and the New York Stock Exchange. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Form 5's were required, the Company believes that during 2002 all Section 16(a) filing requirements were complied with, except that a report for one transaction occurring during 2002 was or will be filed late by each of Harold S. Gelb, Susan Fein Zawel, James H. Perry and Robert W. Worthing, and a report for one transaction occurring during 2001 was or will be filed late by Joseph S. Schneider.

There are no family relationships between any director or executive officer of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2002, 2001 and 2000 of the chief executive officer and each of the other executive officers of the Company whose annual compensation exceeded $100,000.

                                                                                                  Long-Term
                                                                                                Compensation
                                             Annual Compensation                                   Awards
                                 ----------------------------------------------- -------------------------------
                                                                                 Securities
                                                              Other Annual       Underlying        All Other
  Name and Principal Position    Year Salary ($) Bonus ($)(1) Compensation ($)(2) Options    Compensation ($)(3)
  ---------------------------    ---- ---------- ------------ ------------------- -------    -------------------
Richard R. Erkeneff              2002   528,000    369,116                             --           30,618
   President and Chief           2001   484,000     96,871                             --           27,300
   Executive Officer of the      2000   440,000         --                             --           21,238
   Company and AAI

James H. Perry                   2002   262,600    246,021                         10,000           23,045
   Vice President, Chief         2001   250,120     10,468                         10,000           20,157
   Financial Officer and         2000   200,720         --                         21,000           14,652
   Treasurer of the Company
   and AAI

Robert W. Worthing               2002   275,558    259,033                         10,000           32,309
   Vice President and General    2001   265,158     11,097                         10,000           27,316
   Counsel of the Company        2000   220,043         --                         21,000           20,821
   and AAI

Susan Fein Zawel                 2002   200,000    190,444                          5,000           25,837
   Vice President Corporate      2001   200,000      8,370                          5,000           21,066
   Communications, Secretary     2000   170,512         --                          9,000           15,063
   and Associate General
   Counsel of the Company

-------------------------------------------------------------------------------
(1) Included in amounts under this heading are bonus awards of $80,796, $85,655 and $64,606 for Mr. Perry, Mr. Worthing and Ms. Zawel, respectively, related to the sale of two rail car overhaul contracts described under Part I, Item 1 above.

(2) The aggregate amount of other compensation represents perquisites that exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.

(3) All amounts under this heading represent employer match contributions made to the Company's 401(k) plan and contributions to the Company's Retirement Plan.


Options Granted in Last Fiscal Year

The following table sets forth certain information concerning options granted during 2002 to the named executives.

                                                                               Potential Realizable
                                       Individual Grants                         Value at Assumed
                     ------------------------------------------------------       Annual Rates of
                      Number of    % of Total                                        Stock Price
                     Securities      Options                                      Appreciation for
                     Underlying    Granted to  Exercise or                           Option Term
                       Options    Employees in Base Price                      --------------------
Name                   Granted     Fiscal Year  ($/Share)    Expiration Date     5% ($)     10% ($)
----                   -------    -----------  ---------    ---------------     ------     -------
James H. Perry         10,000          8         19.05      March 1, 2012(1)    119,825      303,657

Robert W. Worthing     10,000          8         19.05      March 1, 2012(1)    119,825      303,657

Susan Fein Zawel        5,000          4         19.05      March 1, 2012(1)     59,912      151,829

--------------------------------------------------------------------------------
(1) One-third of the options are exercisable upon the first anniversary of the date of grant, which was March 1, 2002, an additional one-third of the options are exercisable upon the second anniversary of the date of grant and the balance of the options are exercisable upon the third anniversary of the date of grant.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End
Option Values


                                                     Number of Securities  Value of Unexercised
                                                          Underlying           In-the-Money
                                                      Unexercised Options       Options at
                             Shares                   at Fiscal Year-End    Fiscal Year-End ($)
                           Acquired on       Value     Exercisable (E)/      Exercisable (E)/
Name                       Exercise #    Realized ($)  Unexercisable (U)     Unexercisable (U)
                         ------------------------------------------------------------------------
Richard R. Erkeneff             0               0           510,000(E)       3,385,000(E)
                                                                -0-(U)             -0-(U)
James H. Perry                  0               0            77,000(E)         522,450(E)
                                                             32,000(U)         102,900(U)
Robert W. Worthing              0               0            71,000(E)         508,200(E)
                                                             32,000(U)         102,900(U)
Susan Fein Zawel                0               0            55,000(E)         393,550(E)
                                                             15,000(U)          48,350(U)



Employment Agreements

Mr. Erkeneff is employed as President and Chief Executive Officer of the Company and Chief Executive Officer of AAI pursuant to an employment agreement dated December 8, 1998 and amended as of June 1, 2001 and as of December 20, 2002 that provides he be paid a salary at the annual rate of $792,000 commencing January 1, 2003 (increased from an annual rate of $528,000 for 2002), and participate in all life insurance, medical, retirement, pension, disability and other employee benefit plans generally made available to other executive officers of the Company or AAI. The employment agreement terminates on July 31, 2003, unless Mr. Erkeneff's employment is terminated prior thereto by the Company for cause or Mr. Erkeneff resigns prior thereto with good reason, subject to the Company's right to extend the term of the agreement for up to five months upon 60 days prior written notice. Pursuant to the employment agreement, Mr. Erkeneff received a cash bonus of $369,116 for 2002 pursuant to the Company's Performance Sharing Plan. Mr. Erkeneff will not be eligible to receive a bonus for 2003. On January 4, 1999, in accordance with his employment agreement, Mr. Erkeneff received an option to acquire 100,000 shares of the Company's common stock pursuant to the terms of the Company's 1994 Stock Option Plan, at $913/16 per share, at an exercise price equal to the fair market value of the common stock as of the grant date, terminating on June 30, 2003. The 100,000 shares subject to this option are vested. In the event that the Company terminates the employment of Mr. Erkeneff without cause (as such term is defined in the employment agreement) or Mr. Erkeneff terminates his employment for good reason (as such term is defined in the employment agreement), Mr. Erkeneff will be entitled to continue to receive his salary through July 31, 2003. Mr. Erkeneff has agreed to resign as a director of the Company upon the request of the Board at any time after the termination of his employment.

Mr. Perry is employed by the Company pursuant to an employment agreement, amended as of January 2, 2003, that provides he be paid a salary at the annual rate of $200,720, adjusted as of January 1, 2002 to $262,600, and participate in all life insurance, medical, retirement, pension or profit sharing, disability or other employee benefit plans generally made available to other executive officers of the Company (and at least equivalent to those provided to Mr. Perry during 2002). The employment agreement terminates on February 28, 2004, unless Mr. Perry's employment is terminated prior thereto by the Company for cause. Pursuant to the employment agreement, Mr. Perry is eligible to receive annual discretionary salary increases and cash bonuses as may be granted by the Company's Board of Directors. In the event that the Company terminates the employment of Mr. Perry without cause (as such term is defined in the employment agreement), or if Mr. Perry terminates his employment for Good Reason (as such term is defined in the employment agreement), Mr. Perry will be entitled to (a) 150% of his annualized base salary, plus (b) an incentive compensation award equal to 35% of the amount specified in (a) above, payable over a period of 18 months following cessation of employment. This provision survives the expiration of the employment agreement. Pursuant to an agreement dated as of April 10, 2002, Mr. Perry will be entitled to receive on the closing date of a Change of Control of the Company (as defined in the agreement) an amount equal to 50% of his base salary.

Mr. Worthing is employed by the Company pursuant to an employment agreement, amended as of January 2, 2003, that provides he be paid a salary at the annual rate of $220,043, adjusted as of January 1, 2002 to $275,558, and participate in all life insurance, medical, retirement, pension or profit sharing, disability or other employee benefit plans generally made available to other executive officers of the Company (and at least equal to those provided to Mr. Worthing in 2002). The employment agreement terminates on February 28, 2004 unless Mr. Worthing's employment is terminated prior thereto by the Company for cause. Pursuant to the employment agreement, Mr. Worthing is eligible to receive annual discretionary salary increases and cash bonuses as may be granted by the Company's Board of Directors. In the event that the Company terminates the employment of Mr. Worthing without cause (as such term is defined in the employment agreement), or if Mr. Worthing terminates his employment for Good Reason (as such term is defined in the employment agreement), Mr. Worthing will be entitled to (a) 150% of his annualized base salary, plus (b) an incentive compensation award equal to 42% of the amount specified in (a) above, payable over a period of 18 months following cessation of employment. This provision survives the expiration of the employment agreement. Pursuant to an agreement dated as of April 10, 2002, Mr. Worthing will be entitled to receive on the closing date of a Change of Control of the Company (as defined in the agreement) an amount equal to 50% of his base salary.

Ms. Fein Zawel is employed by the Company pursuant to an employment agreement, amended as of January 2, 2003, that provides she be paid a salary at the annual rate of $170,512, adjusted as of January 1, 2001 to $200,000, and participate in all life insurance, medical, retirement, pension or profit sharing, disability or other employee benefit plans generally made available to other executive officers of the Company (and at least equivalent to those provided to Ms. Fein Zawel during 2002). The employment agreement terminates on February 28, 2004, unless Ms. Fein Zawel's employment is terminated prior thereto by the Company for cause. Pursuant to the employment agreement, Ms. Fein Zawel is eligible to receive annual discretionary salary increases and cash bonuses as may be granted by the Company's Board of Directors. In the event that the Company terminates the employment of Ms. Fein Zawel without cause (as such term is defined in the employment agreement), or if Ms. Fein Zawel terminates her employment for Good Reason (as such term is defined in the employment agreement), Ms. Fein Zawel will be entitled to (a) 150% of her annualized base salary, plus (b) an incentive compensation award equal to 34% of the amount specified in (a) above, payable over a period of 18 months following cessation of employment. This provision survives the expiration of the employment agreement.

Retirement Benefits

All employees of the Company and its subsidiaries are eligible to participate in the UIC Retirement Plan, a cash balance plan (the "Retirement Plan") upon commencement of employment. In accordance with the Retirement Plan, a participant's accrued benefit includes the actuarial equivalent of the participant's accrued benefit under the applicable predecessor defined benefit plan as of December 31, 1994 plus annual allocations based upon a percentage of salary and interest earned on such participant's account thereafter. The Retirement Plan also has options for early retirement and alternative forms of payment, including lump sum benefits and benefits for surviving spouses. The estimated annual benefit to be provided by the UIC Retirement Plan and payable to Messrs. Erkeneff, Perry and Worthing and Ms. Fein Zawel, commencing at normal retirement age, are $15,061, $22,512, $21,456 and $18,813, respectively.

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

Director Compensation

Directors received $20,000 per year and $1,000 for each meeting attended, and a fee of $500 for each committee meeting attended. In lieu of such fees, Mr. Gelb, Chairman of the Board, received $12,500 per month and a $10,000 per year automobile allowance. In addition, Mr. Schneider and Mr. Hoeper also served as directors of AAI, for which each received compensation of $2,000 per meeting.

Effective January 1, 2003, directors (other than Mr. Gelb, whose compensation as indicated above will remain the same) will receive $23,000 per year and $1,150 for each meeting attended and a fee of $575 for each committee meeting attended. Mr. Schneider and Mr. Hoeper will receive a $5,000 fee as Chairman of the Audit and Compensation/Stock Option Committees, respectively.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

On March 10, 2003, there were outstanding and entitled to vote 13,067,918 shares of Common Stock. At March 10, 2003, more than 5% of the Company's outstanding voting securities was beneficially owned by each of the persons named in the following table, except that the information as to Kennedy Capital Management, Inc. is as of December 31, 2002 and is based upon information furnished to the Company by such person in a Schedule 13G, and the information as to Steel Partners II, L.P. is based upon information furnished by such entity in a
Schedule 13D.

                                Name and Address of                 Amount and Nature of        Percent
  Title of Class                 Beneficial Owner                   Beneficial Ownership       of Class
--------------------------------------------------------------------------------------------------------
 Common Stock          Kennedy Capital Management, Inc.                  1,595,450(1)            12.2%
                       10829 Olive Boulevard
                       St. Louis, Missouri 63141

 Common Stock          Steel Partners II, L.P.                           1,582,050               12.2%
                       150 East 52 Street
                       New York, New York 10022
--------------------------------------------------------------------------------------------------------

(1) Kennedy Capital Management, Inc., a registered investment advisor, has sole voting power as to 1,550,650 shares of Common Stock and sole dispositive power as to 1,595,450 shares.


Security Ownership of Management

The following table sets forth, as of March 1, 2003, the number of shares of Common Stock of the Company beneficially owned by each director of the Company, each executive officer named in the Summary Compensation Table above, and by all directors and executive officers of the Company as a group. Except as otherwise indicated all shares are owned directly.

                                               Amount and
                                          Nature of Beneficial   Percent
        Name or Group                        Ownership(1)(2)    of Class
        ------------------               ------------------------------------
        Richard R. Erkeneff                       646,000          4.76%
        Harold S. Gelb                             40,000            (3)
        Paul J. Hoeper                              7,000            (3)
        Glen M. Kassan                              5,000            (3)
        Warren G. Lichtenstein                  1,592,050(4)      12.17%
        James H. Perry                            101,338            (3)
        Joseph S. Schneider                        30,000            (3)
        Robert W. Worthing                         98,922(5)         (3)
        Susan Fein Zawel                          406,122(6)       3.09%
        All directors and executive
          officers as a group,
          consisting of 10 persons              2,981,432         21.36%

-----------------------------------------------------------------------------
(1) The information as to securities owned by directors and executive officers was furnished to the Company by such directors and executive officers. Includes units in the Company's 401(k) plan, which consist of shares of Common Stock and cash.

(2) Includes shares which the following persons have the right to acquire within 60 days through the exercise of stock options: Mr. Erkeneff, 510,000 shares; Mr. Gelb, 35,000 shares; Mr. Lichtenstein, 10,000 shares; Mr. Perry, 95,333; Mr. Schneider, 25,000 shares; Mr. Worthing, 89,333 shares; Ms. Fein Zawel, 63,666 shares; Mr. Kassan, 5,000 shares; Mr. Hoeper, 5,000 shares; and all directors and executives as a group, 893,332 shares.

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

Equity Compensation Plan Information

                                                                            Number of securities
                              Number of securities                          remaining available
                               to be issued upon                            for future issuance
                                  exercise of          Weighted-Average         under equity
                              outstanding options,    exercise price of      compensation plans
                                    warrants             outstanding       (excluding securities
                                      and             options, warrants         reflected in
       Plan Category                 rights               and rights             column (a))
       -------------          --------------------    -----------------     --------------------
                                      (a)                    (b)                     (c)
Equity compensation plans
approved by security
holders .....................      1,523,000                $11.22                105,000



The Company has no equity compensation plans not approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. CONTROLS AND PROCEDURES

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

Within 90 days prior to the filing date of this annual report on Form 10-K, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) and (2) -    The response to this portion of Item 15 is submitted as a
                      separate section of this report entitled "List of Financial Statements and Financial Statement Schedules".


     (3)              Exhibits

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

     (10)(e)- Waiver, Amendment and Consent Agreement dated as of March 6, 2002 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender (9).

     (10)(f)- Second Amendment and Consent Agreement dated as of June 28, 2002 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender (8).

     (10)(g)- Third Amendment and Waiver Agreement dated as of March 21, 2003 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender.

     (10)(h)- Employment Agreement, dated December 8, 1998, between United and Richard R. Erkeneff (1).

     (10)(i)- Amendment No. 1 dated as of June 1, 2001 to the Employment Agreement dated as of December 8, 1998 by and between United and Richard R. Erkeneff (5).

     (10)(j)-         Amendment No. 2 and Amendment No. 3 dated as of
                      December 20, 2002 to the Employment Agreement dated as of December 8, 1998 by and between United and Richard R. Erkeneff.

     (10)(k)- Employment Agreement, dated March 3, 2000, between United and Susan Fein Zawel (6).

     (10)(l)- Amendment to Employment Agreement, dated January 2, 2003, between United and Susan Fein Zawel.

     (10)(m)- Employment Agreement, dated March 3, 2000, between United and Robert Worthing (6).

     (10)(n)- Success Bonus Agreement, dated April 10, 2002, between United and Robert Worthing (7).

     (10)(o)- Amendment to Employment Agreement, dated January 2, 2003, between United and Robert Worthing.

     (10)(p)- Employment Agreement, dated March 3, 2000, between United and James H. Perry (6).

     (10)(q)- Success Bonus Agreement, dated April 10, 2002, between United and James H. Perry (7).

     (10)(r)- Amendment to Employment Agreement, dated January 2, 2003, between United and James H. Perry.

     (10)(s)- Master Agreement, dated as of March 27, 2002, between ALSTOM Transportation Inc. and AAI Corporation (9).

     (10)(t)- Amendment to Master Agreement, dated as of July 26, 2002, between ALSTOM Transportation Inc. and AAI
                      Corporation (10).

     (13)-            United's 2002 Annual Report to Shareholders.

     (21)-            Subsidiaries of United.

     (23)-            Consent of Independent Auditors.

     (99)(a)- Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by
                      Section 906 of the Sarbanes-Oxley Act of 2002.

     (99)(b)- Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by
                      Section 906 of the Sarbanes-Oxley Act of 2002.
----------------------
(1) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1998.

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

(3) Incorporated by reference to United's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 10, 1997.

(4) Incorporated by reference to United's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 26, 1997.

(5) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(6) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1999.

(7) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(8) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 2001.

(10) Incorporated by reference to United's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2002.


(b) Reports on Form 8-K

    On October 7, 2002, the Company filed a Current Report on Form 8-K relating to its Annual Meeting.

                           Annual Report on Form 10-K

                       Item 15(a) (1) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules




                          Year ended December 31, 2002

                          United Industrial Corporation

                               New York, New York

Form 10-K--Item 15(a) (1) and (2)


UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of United Industrial Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2002, are incorporated by reference in Item 8:

Consolidated Balance Sheets--December 31, 2002 and 2001

Consolidated Statements of Operations--
         Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows
         Years Ended December 31, 2002, 2001 and 2000

Notes to Financial Statements


The following consolidated financial statement schedule of United Industrial Corporation and subsidiaries is included in Item 15(d):


Schedule II    Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of United Industrial Corporation and subsidiaries as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 10, 2003. Our audits also included the financial statement schedule listed in Item 15(d) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                         /s/ ERNST & YOUNG LLP


New York, New York
March 10, 2003

                Schedule II -- Valuation and Qualifying Accounts

                 United Industrial Corporation and Subsidiaries

                                December 31, 2002

               COL. A                      COL. B                      COL. C                       COL. D             COL. E

                                                                  (1)               (2)
                                         BALANCE AT           CHARGED TO         CHARGED TO                           BALANCE AT
                                          BEGINNING            COSTS AND       OTHER ACCOUNTS      DEDUCTIONS           END OF
            DESCRIPTION                   OF PERIOD            EXPENSES          (DESCRIBE)        (DESCRIBE)           PERIOD
            -----------                  ----------           ----------       --------------      ----------         ----------
Year ended December 31, 2002:
 Deducted from asset accounts:
  Allowance for doubtful accounts          $235,000                                                                      $235,000
                                           ========                                                                      ========
Product warranty liability               $1,650,000             $306,000                             $1,256,000(A)       $700,000
                                         ==========             ========                             ==========          ========
Year ended December 31, 2001:
 Deducted from asset account:
  Allowance for doubtful accounts          $235,000                                                                      $235,000
                                           ========                                                                      ========
Product warranty liability               $5,154,000                                                  $3,504,000(A)     $1,650,000
                                         ==========                                                  ==========        ==========
Year ended December 31, 2000:
 Deducted from asset account:
  Allowance for doubtful accounts          $235,000                                                                      $235,000
                                           ========                                                                      ========
Product warranty liability               $5,600,000           $1,300,000                             $1,746,000(A)     $5,154,000
                                         ==========           ==========                             ==========        ==========

 (A) Product warranty expenditures.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNITED INDUSTRIAL CORPORATION
                                           (Registrant)

                                            By: /S/ Richard R. Erkeneff
                                            -----------------------------------
                                              Richard R. Erkeneff, President

                                            Date: March 28, 2003
                                                  -----------------------------


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

               Name                                                                                   Date
               ----                                                                                   ----
/s/ Harold S. Gelb                                                                               March 28, 2003
--------------------------------------------
Harold S. Gelb,
Chairman of the Board and Director

/s/ Joseph S. Schneider                                                                          March 28, 2003
--------------------------------------------
Joseph S. Schneider, Director

/s/ Richard R. Erkeneff                                                                          March 28, 2003
---------------------------------------------
Richard R. Erkeneff, President and
Chief Executive Officer and Director

                                                                                                 March 28, 2003
--------------------------------------------
Warren G. Lichtenstein, Director

/s/ Paul J. Hoeper                                                                               March 28, 2003
--------------------------------------------
Paul J. Hoeper, Director

                                                                                                 March 28, 2003
--------------------------------------------
Glen M. Kassan, Director

/s/ James H. Perry                                                                               March 28, 2003
--------------------------------------------
James H. Perry,
Vice President, Treasurer and
Chief Financial Officer (Principal
Financial and Accounting Officer)

                                 CERTIFICATIONS

                  I, Richard R. Erkeneff, certify that:

1. I have reviewed this annual report on Form 10-K of United Industrial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                                    /s/ Richard R. Erkeneff
                                                        -----------------------
                                                        Richard R. Erkeneff
                                                        Chief Executive Officer

                  I, James H. Perry, certify that:

1. I have reviewed this annual report on Form 10-K of United Industrial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                                   /s/ James H. Perry
                                                       ------------------------
                                                       James H. Perry
                                                       Chief Financial Officer

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

     (10)(e)- Waiver, Amendment and Consent Agreement dated as of March 6, 2002 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender (9).

     (10)(f)- Second Amendment and Consent Agreement dated as of June 28, 2002 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender (8).

     (10)(g)- Third Amendment and Waiver Agreement dated as of March 21, 2003 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender.

     (10)(h)- Employment Agreement, dated December 8, 1998, between United and Richard R. Erkeneff (1).

     (10)(i)- Amendment No. 1 dated as of June 1, 2001 to the Employment Agreement dated as of December 8, 1998 by and between United and Richard R. Erkeneff (5).

     (10)(j)-         Amendment No. 2 and Amendment No. 3 dated as of
                      December 20, 2002 to the Employment Agreement dated as of December 8, 1998 by and between United and Richard R. Erkeneff.

     (10)(k)- Employment Agreement, dated March 3, 2000, between United and Susan Fein Zawel (6).

     (10)(l)- Amendment to Employment Agreement, dated January 2, 2003, between United and Susan Fein Zawel.

     (10)(m)- Employment Agreement, dated March 3, 2000, between United and Robert Worthing (6).

     (10)(n)- Success Bonus Agreement, dated April 10, 2002, between United and Robert Worthing (7).

     (10)(o)- Amendment to Employment Agreement, dated January 2, 2003, between United and Robert Worthing.

     (10)(p)- Employment Agreement, dated March 3, 2000, between United and James H. Perry (6).

     (10)(q)- Success Bonus Agreement, dated April 10, 2002, between United and James H. Perry (7).

     (10)(r)- Amendment to Employment Agreement, dated January 2, 2003, between United and James H. Perry.

     (10)(s)- Master Agreement, dated as of March 27, 2002, between ALSTOM Transportation Inc. and AAI Corporation (9).

     (10)(t)- Amendment to Master Agreement, dated as of July 26, 2002, between ALSTOM Transportation Inc. and AAI
                      Corporation (10).

     (13)-            United's 2002 Annual Report to Shareholders.

     (21)-            Subsidiaries of United.

     (23)-            Consent of Independent Auditors.

     (99)(a)- Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by
                      Section 906 of the Sarbanes-Oxley Act of 2002.

     (99)(b)- Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by
                      Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------
(1) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1998.

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

(3) Incorporated by reference to United's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 10, 1997.

(4) Incorporated by reference to United's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 26, 1997.

(5) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(6) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 1999.

(7) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(8) Incorporated by reference to United's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9) Incorporated by reference to United's Annual Report on Form 10-K for the year ended December 31, 2001.

(10) Incorporated by reference to United's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2002.