Form 10-Q
period 2003-03-31
UNITED INDUSTRIAL CORP /DE/
filed 2003-05-15
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended       March 31, 2003
                                         --------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from ____________________ to _______________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X              No
     ---                ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

 Yes   (X)  No  (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 13,070,918 shares of common stock as of May 1, 2003.

                          UNITED INDUSTRIAL CORPORATION




                                      Index

                                                                                                                   Page
                                                                                                                   ----
           Part I  -  Financial Information

           Item 1.   Financial Statements

                     Consolidated Condensed Balance Sheets  -  Unaudited
                     March 31, 2003 and December 31, 2002..............................................................1

                     Consolidated Condensed Statements of Operations -
                     Three Months Ended March 31, 2003 and 2002 .......................................................2

                     Consolidated Condensed Statements of Cash Flows
                     Three Months Ended March 31, 2003 and 2002........................................................3

                     Notes to Consolidated Condensed Financial Statements..............................................4


           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations....................................................13


           Item 3.   Qualitative and Quantitative Disclosures
                     about Market Risk................................................................................18


           Item 4.   Controls and Procedures..........................................................................18


Part II  -  Other Information.........................................................................................20



                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS
                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                         March 31               December 31
                                                                                           2003                   2002
                                                                                         ---------              ---------
                                                                                        (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents                                                              $  6,023               $  3,635
  Trade receivables                                                                        32,151                 37,688
  Inventories
           Finished goods & work-in-process                                                13,915                 19,515
           Materials & supplies                                                             1,417                  1,436
                                                                                         ---------              ---------
                                                                                           15,332                 20,951
  Federal income tax receivable                                                            15,128                 15,509
  Deferred income taxes                                                                     4,528                  4,528
  Prepaid expenses & other current assets                                                   1,444                  1,351
  Assets of discontinued operations                                                        16,571                 14,042
                                                                                         ---------              ---------
           Total Current Assets                                                            91,177                 97,704
  Deferred income taxes                                                                    10,906                 11,531
  Other assets                                                                              7,875                  7,421
  Insurance receivable - asbestos litigation                                               20,343                 20,343
  Property & equipment - less allowances
   for depreciation (2003 - $86,666;
   2002 - $86,400)                                                                         21,221                 21,196
                                                                                         ---------              ---------
                                                                                         $151,522               $158,195
                                                                                         =========              =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                                       $ 10,449               $ 11,711
  Accrued employee compensation & taxes                                                     9,001                 12,043
  Customer advances                                                                         5,227                  6,211
  Reserve for contract losses                                                               2,367                  2,050
  Other current liabilities                                                                 2,271                  3,682
  Liabilities of discontinued operations                                                   10,457                 11,513
                                                                                         ---------              ---------
           Total Current Liabilities                                                       39,772                 47,210
  Other Long-term Liabilities                                                              23,148                 23,226
  Minimum Pension Liability                                                                 9,735                  8,276
  Reserve for Asbestos Litigation                                                          31,852                 31,852
Shareholders' Equity
  Common stock $1.00 par value Authorized - 30,000,000 shares;
  Outstanding 13,070,918 shares and 13,067,918 shares -
   March 31, 2003 and December 31, 2002
    (net of shares in treasury)                                                            14,374                 14,374
  Additional capital                                                                       90,782                 92,085
  Retained earnings (deficit)                                                             (15,590)               (16,254)
  Treasury stock, at cost, 1,303,230
   shares at March 31, 2003 and
   1,306,230 at December 31, 2002                                                         (10,289)               (10,312)
  Accumulated other comprehensive loss                                                    (32,262)               (32,262)
                                                                                         ---------              ---------
Total Shareholder's Equity                                                                 47,015                $47,631
                                                                                         ---------              ---------
                                                                                         $151,522               $158,195
                                                                                         =========              =========


See accompanying notes

                          UNITED INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                                                                 Three Months Ended March 31
                                                                                                 ---------------------------
                                                                                                    2003            2002
                                                                                                    ----            ----
                                                                                                (Unaudited)
Net sales                                                                                         $ 72,442        $ 56,867
Cost of sales                                                                                       58,396          46,062
                                                                                                   --------        --------
Gross profit                                                                                        14,046          10,805

Selling & administrative expenses                                                                  (11,387)         (8,545)
Pension income                                                                                         136              99
Other operating expense  -  net                                                                       (245)           (428)
                                                                                                   --------        --------

Total operating income                                                                               2,550           1,931
                                                                                                   --------        --------

Non-operating income and (expense)
  Interest income                                                                                       10              16
  Other income                                                                                          72               -
  Interest expense                                                                                     (26)           (301)
  Equity in net income of joint venture                                                                  -              58
  Other expenses                                                                                       (93)           (116)
                                                                                                   --------        --------
                                                                                                       (37)           (343)
                                                                                                   --------        --------
Income from continuing operations
   before income taxes                                                                               2,513           1,588
Income taxes                                                                                           875             557
                                                                                                   --------        --------

Income from continuing operations                                                                    1,638           1,031

Loss from discontinued operations - net of income tax credits of $524 and $6,598 for the three months ended March 31, 2003
   and 2002, respectively                                                                             (974)        (12,260)
                                                                                                   --------        --------

Net income (loss)                                                                                    $ 664        $(11,229)
                                                                                                   ========       =========
           Basic earnings per share:
           Income from continuing operations                                                         $ .13           $ .08
                                                                                                     =====           =====
           Loss from discontinued operations                                                         $(.08)          $(.95)
                                                                                                     =====           =====
           Net income                                                                                $ .05           $(.87)
                                                                                                     =====           =====

   Diluted earnings per share:
           Income from continuing operations                                                         $ .12           $ .08
                                                                                                     =====           =====
           Loss from discontinued operations                                                         $(.07)          $(.90)
                                                                                                     =====           =====
           Net income$                                                                                 .05           $(.82)
                                                                                                     =====           =====



See accompanying notes



                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                             (Dollars in Thousands)

                                                                                                Three Months Ended March 31
                                                                                                  2003             2002
                                                                                                  ----             ----
OPERATING ACTIVITIES
--------------------
Net income (loss)                                                                                 $    664        $(11,229)
Adjustments to reconcile net income (loss)
  to net cash provided by (used for)
  operating activities:
  Loss from discontinued operations,
   net of income taxes                                                                                 974          12,260
  Pension expense (income)                                                                           1,459            (224)
  Depreciation and amortization                                                                      1,277           3,662
  Deferred income taxes                                                                                625            (903)
  Increase (decrease) in reserve
   for contract losses                                                                                 317               2
  Changes in operating assets and liabilities                                                        4,363            (528)
  (Increase) decrease in other assets - net                                                         (1,967)            189
  Increase (decrease) in long-term liabilities                                                       1,382             (25)
  Increase (decrease) in federal income
    taxes receivable                                                                                   381          (2,587)
  Equity in income of investee company                                                                  -              (58)
  Restructuring charge                                                                                  -              369
                                                                                                   --------        --------


  NET CASH PROVIDED BY CONTINUING OPERATIONS                                                         9,475             928
  NET CASH PROVIDED BY (USED FOR)
     DISCONTINUED OPERATIONS                                                                        (4,559)         (5,121)
                                                                                                   --------        --------
  NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES                                                                             4,916          (4,193)

INVESTING ACTIVITIES
--------------------
Purchase of property and equipment                                                                  (1,248)           (248)
Capital expenditures for discontinued
  operations                   -                                                                       (38)
Repayment of advances by investee                                                                        -             153
Advances to investee                                                                                     -             (96)
                                                                                                   --------        --------

    NET CASH USED FOR INVESTING ACTIVITIES                                                          (1,248)           (229)

FINANCING ACTIVITIES
--------------------
Proceeds from exercise of stock options                                                                 27           1,060
Dividends                                                                                           (1,307)         (1,298)
Proceeds from borrowings                                                                                -            1,300
                                                                                                   --------        --------

   NET CASH (USED FOR) PROVIDED BY
    FINANCING ACTIVITIES                                                                            (1,280)          1,062
                                                                                                   --------        --------
   INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                                                                          2,388          (3,360)
   CASH AND CASH EQUIVALENTS AT
           BEGINNING OF PERIOD                                                                       3,635           5,496
                                                                                                   --------        --------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $   6,023        $  2,136
                                                                                                   ========       =========



See accompanying notes

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 31, 2003

NOTE A  - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.


NOTE B  - SEGMENT INFORMATION - CONTINUING OPERATIONS

                                                                                           Reconci-
(Dollars in thousands)                Defense          Energy             Other            liations          Totals
                                      -------          ------             -----            --------          ------
Three months ended March 31, 2003
Revenues from external customers      $65,475          $ 6,967            $  -                $ -             $72,442
Equity profit in ventures                -                 -                 -                  -                 -
Segment profit (loss)                   2,190              751             (428)                -               2,513

Income before income taxes                                                                                     $2,513
                                                                                                               ======

Three months ended March 31, 2002
Revenues from external customers      $49,241          $ 7,626               -               $  -             $56,867
Equity profit in ventures                  58              -                 -                  -                  58
Segment profit (loss)                   3,630           (1,880)            (162)                -               1,588

Income before income taxes                                                                                    $ 1,588
                                                                                                              =======



NOTE C  - STOCK-BASED COMPENSATION

The Company has elected to continue to account for its stock-based compensation plan in accordance with Accounting Principles Board Opinion No. 25, (Accounting for Stock Issued to Employees) (APB 25), whereby compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Had compensation cost been determined consistent with the fair value method set forth under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), for all awards during 2003 and 2002 under the plans, income and income per common share from continuing operations would have decreased to the pro forma amounts indicated below:


                                                                                                MARCH 31,
(Dollars in thousands, except per share data)                                                2003      2002

Income from continuing operations:
           As reported                                                                      $1,638    $1,031
           Total employee stock
                     compensation expense
                     determined under fair
                     value method, net of tax                                                 (193)     (179)
           Pro forma                                                                         1,445       852
Income     per common share from continuing operations: As reported:
                     Basic                                                                     .13       .08
                     Diluted                                                                   .12       .08
           Pro forma:
                     Basic                                                                     .11       .07
                     Diluted                                                                   .11       .06


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002, dividend yields of 2.0%; expected volatility of 44%; risk-free interest rates of 4.6%; and expected lives of ten years. The weighted-average fair value of an option granted was $8.95 for the year ended December 31, 2002.


NOTE D  - WEIGHTED AVERAGE SHARES

                                                                                             Three Months Ended March 31
                                                                                          2003                     2002
                                                                                          ----                   ------

Weighted average shares                                                             13,067,918               12,971,101

Dilutive effect of stock options                                                       617,129                  650,090
                                                                                    ----------               ----------
Diluted weighted average shares                                                     13,685,047               13,621,191
                                                                                    ==========               ==========


NOTE E  - OTHER OPERATING EXPENSES, OTHER INCOME, NET, OTHER EXPENSES

                                                                                         Three Months Ended March 31
                                                                                          2003                  2002
                                                                                          ----                  ----
Other Operating Expenses, Net
Expenses related to closing of subsidiary                                                $  -                     $(369)
Reduction of deferred compensation liablity                                                 52                       -
Amortization of intangibles                                                                (55)                     (59)
Consulting and legal fees related to
 Asbestos matters                                                                         (242)                      -
                                                                                         ------                   ------

Total other operating expenses, net                                                      $(245)                   $(428)
                                                                                         ======                   ======


Other Income
Royalties and commissions                                                                $  14                    $  -
Gain on sale of assets                                                                      47                       -
Other                                                                                       11                       -
                                                                                         ------                   ------
Total other income (expense)                                                             $  72                    $  -
                                                                                         ======                   ======

Other Expenses
--------------
Expenses relating to a previously
  disposed subsidiary                                                                    $  -                     $ (32)
Miscellaneous items, none of which are material                                            (93)                     (84)
                                                                                         ------                   ------


Total other expenses                                                                     $ (93)                   $(116)
                                                                                         ======                   ======


NOTE F  - NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provision of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. The adoption of Statement 148 did not have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Assets Retirement Obligations (FAS 143). The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the provisions of FAS 143 effective January 1, 2003. The adoption of Statement No. 143 did not affect the Company's results of operations on financial position.


NOTE G  - DISPOSED BUSINESS

Assets and liabilities of the discontinued operations reclassified as current were as follows:

                                                                                         March 31             December 31
(Dollars in thousands)                                                                    2003                   2002
                                                                                          ----                   ----
Assets
Current Assets
  Trade receivables                                                                    $   329                  $   908
  Inventories                                                                            7,547                    9,013
  Prepaid expenses and other current assets                                                 51                       51
  Deferred taxes                                                                         3,034                    3,034
                                                                                       --------                 --------

Total Current Assets                                                                    10,961                   13,006
Non Current Assets
   Deferred taxes                                                                        1,036                    1,036
   Receivable from investee                                                              4,574                      -
                                                                                       --------                 --------


Total Assets                                                                           $16,571                  $14,042
                                                                                       ========                 ========


Liabilities
Current Liabilities
   Accounts payable                                                                    $ 1,454                  $ 1,674
   Accrued employee compensation and taxes                                                 862                    1,052
   Customer advances                                                                       820                    1,087
   Provision for contract losses                                                         7,010                    7,300
   Other                                                                                   311                      400
                                                                                       --------                 --------


Total Liabilities                                                                      $10,457                  $11,513
                                                                                       ========                 ========


Summary results of the transportation segment which have been classified separately, were as follows:

                                                                                          Three Months Ended March 31
                                                                                          2003                    2002
                                                                                          ----                    ----

Revenue                                                                               $  3,482                 $ 12,385
                                                                                       ========                 ========


Loss before income taxes                                                              $ (1,498)                $(18,858)
Credit for income taxes                                                                   (524)                  (6,598)
                                                                                       --------                 --------
Net loss from discontinued operations                                                 $   (974)                $(12,260)
                                                                                       ========                 ========


Net Cash (Used for) Provided by
 Discontinued Operations
Net Loss                                                                              $   (974)                $(12,260)
Changes in operating assets and liabilities                                             (3,295)                 (10,498)
Increase (decrease) in provisions for
  impairment and contract losses                                                          (290)                  17,637
Other                                                                                      -                        -
                                                                                       --------                 --------
Net Cash Provided by (Used for)
 Discontinued Operations                                                              $ (4,559)                $ (5,121)
                                                                                       ========                 ========


NOTE H  - COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits and claims, including asbestos related litigation and one environmental matter. Except as set forth below, there have been no material changes in litigation since the Company filed its annual report on Form 10-K for the year ended December 31, 2002, and except as set forth below, management believes that the ultimate amount of liability, if any, under the pending litigation will not have a materially adverse effect on the Company's financial position, results of operations or cash flows.

Detroit Stoker Company (Detroit Stoker), a wholly owned subsidiary of the Company, was notified in March 1992 by the Michigan Department of Natural Resources (MDNR) that it is a potentially responsible party in connection with the cleanup of a former industrial landfill located in Port of Monroe, Michigan. MDNR is treating the Port of Monroe landfill site as a contaminated facility within the meaning of the Michigan Environmental Response Act (MERA). Under MERA, if a release or a potential release of a discarded hazardous substance is or may be injurious to the environment or to the public health, safety, or welfare, MDNR is empowered to undertake or compel investigation and response activities in order to alleviate any contamination threat. Detroit Stoker intends to aggressively defend these claims. At this time, no estimate can be made as to the amount or range of potential loss, if any, to Detroit Stoker with respect to this action, or whether MDNR will proceed.

UIC and its Detroit Stoker subsidiary have been named as defendants in asbestos-related personal injury litigation. Neither UIC nor Detroit Stoker fabricated, milled, mined, manufactured or marketed asbestos. The Company stopped the use of asbestos-containing materials in connection with its products in 1981.

The litigation is pending in Michigan, Mississippi, New York, North Dakota and Wisconsin. During 2002 UIC and Detroit Stoker experienced a significant increase in the volume of asbestos bodily-injury claims. As of April 30, 2003, the Company has received notice that it has been named as a defendant in 485 active cases involving approximately 18,463 asbestos bodily injury claimants, of which about 450 cases involving some 18,400 claimants were filed before January 1, 2003. Most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Based on historical data and the large increase in claimants over and above the projected incidence of disease relative to the Company's products, management believes the claimants in the vast majority of these cases will not be able to demonstrate that they have been exposed to the Company's asbestos-containing products or suffered any compensable loss as a result of such exposure. The direct asbestos-related expenses of the Company for defense and indemnity for the past five years was not material.

During 2002, the Company engaged a consulting firm (Asbestos Consultant) with expertise in evaluating asbestos bodily-injury claims to work with the Company to project the amount that the Company would pay for its asbestos-related liabilities and defense costs. The methodology employed by the Consultant to project the Company's asbestos-related liabilities and defense costs is primarily based on (1) estimates of the labor force exposed to asbestos in the Company's products, (2) epidemiological modeling of asbestos-related disease manifestation, and (3) estimates of claim filings and settlement and defense costs that may occur in the future. The Company's limited claims history was not a significant variable in developing the estimates because such history was not significant as compared to the number of claims filed in 2002.

Also in 2002, the Company retained another consultant (Insurance Consultant) to work with the Company to project its insurance coverage, including a non-binding sharing agreement with certain of its primary insurance carriers that has been in effect for approximately five years. The Insurance Consultant has prepared a report evaluating the Company's potential insurance coverage for defense costs and indemnification for asbestos bodily-injury claims. The Insurance Consultant's conclusion was primarily based on a review of the Company's coverage history, application of reasonable assumptions on the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of the insurance carriers, experience and a review of the report of the Asbestos Consultant.

Based on these assumptions, other variables, and the reports of both the Asbestos and Insurance Consultants that were completed during the first quarter of 2003, the Company recorded a reserve for its bodily injury liabilities for asbestos-related matters through 2012 in the amount of $31,852,000 as of December 31, 2002, including damages and defense costs. The Company also recorded an estimated insurance recovery as of December 31, 2002 of $20,343,000 reflecting the estimate determined to be probable of being available to mitigate the Company's potential asbestos liability through 2012. These amounts remained unchanged during the first quarter of 2003.

Management has concluded that consideration of asbestos-related activity through 2012 represents a period for which a reasonable and reliable forecast of liability and insurance recoveries can be projected. That conclusion is based upon a number of factors, including 1) the uncertainties inherent in estimating asbestos claims, payments and insurance recoveries, 2) knowledge that prior to 2002 the number of claims filed against the Company and the related average settlement costs were not significant, and 3) consultations with the Asbestos and Insurance Consultants. Accordingly, the net provision does not take into account either asbestos liabilities or insurance recoveries for any period past 2012.

The Company believes that its ultimate net asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees less insurance recoveries) cannot be estimated with certainty. Projecting future events, such as the number of new claims expected to be filed each year, the average cost of resolving each claim, coverage issues among layers of insurers and the continuing solvency of various insurance companies is subject to many uncertainties which could cause the actual liabilities and insurance recoveries to be higher or lower than those recorded or projected, and such differences could be material. Moreover, were Federal tort reform legislation to be enacted, the assumptions used in determining the potential liability could be materially impacted.

After considering the efforts of both consultants and based upon the facts as now known, including the reasonable possibility that claims will be received and paid over the next 50 year period, the Company's management believes that although asbestos claims could have a material adverse effect on the Company's financial condition or result of operations in a particular reporting period, asbestos claims should not have a material adverse effect on the Company's long term financial condition, liquidity or results of operations. No assurance can be given, however, as to the actual amount of the Company's liability for such present and future claims or insurance recoveries, and the differences from estimated amounts could be material.

The Company is involved in various other lawsuits and claims, including a certain other environmental matter, arising out of the normal course of its business. In the opinion of management, the ultimate amount of liability, if any, under pending litigation, including claims described above, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

In connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of March 31, 2003.

In connection with the discontinued transportation operations, AAI Corporation
(AAI), a wholly owned subsidiary of the Company, has guaranteed certain performance criteria associated with the contractual obligations of ETI, a company owned 35% by AAI and 65% by Skoda, a.s. (Skoda), a Czech Republic company. The ability of ETI to perform under these contracts may, in part, be dependent on the performance of other parties, including AAI, Skoda and other subcontractors. Thus, the ability to timely perform under these contacts may be outside AAI's control. In addition, while its operating affiliates performed under their contracts during the year, during 2001 Skoda declared bankruptcy.

During 2002, the transportation segment recorded 100% of the ETI loss because of Skoda's inability to meet its financial obligations under ETI's shareholder agreement. The additional losses recorded by the Company for Skoda's 65% share of ETI totaled $17,264,000 during 2002 and $124,000 during the first quarter of 2003. If Skoda is required to provide ETI with additional funding beyond the amounts already provided for by AAI on Skoda's behalf and it fails to do so, or if ETI is unable to meet its performance obligations, the performance guarantees by AAI could have a material adverse effect on the Company's results of operations, liquidity or financial condition. AAI monitors the progress of Skoda and ETI's other subcontractors.

In February 2000, the Czech Export Bank (CEB) approved credit facilities to ETI and two Skoda subsidiaries in order to finance the design and manufacture of electric trolley buses for the city and county of San Francisco (MUNI). These credit facilities which were repaid during 2002 were partially guaranteed by the Czech Government's Export Guarantee and Insurance Corporation (EGAP). In addition, the Company previously agreed to assume joint and several liability on a progress payment bond totaling approximately $22,000,000 at December 31, 2002. In January 2003, this bond was reduced to $9,100,000. This progress payment bond is expected to be eliminated when the MUNI customer accepts certain deliveries during 2003. Although the Company has accepted full responsibility under the progress payment bond, Skoda retains its 65% obligation that is partially guaranteed by EGAP. In addition, previously existing bonds that guarantee performance under the MUNI contract obligate the Company to indemnify the surety, if necessary, for up to approximately $33,000,000. These bonds as well as the Company's related indemnification obligations are expected to be released upon ETI's issuance of a warranty bond. The Company has previously agreed to indemnify the surety up to 35% of the warranty bond amount when such bond is issued. Although AAI may provide funds to ETI on a temporary basis it is expected that ETI will have sufficient working capital to complete the MUNI program.

The Dayton electric trolley buses contract required a performance bond of about $16,000,000 that was outstanding at December 31, 2002. The Company was jointly and severally liable. In February 2003, the Company was released from this $16,000,000 bond.



NOTE I  - DIVIDENDS

A quarterly dividend of 10(cent) per share was paid on April 1, 2003.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Forward Looking Information
---------------------------

This report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following: the Company's successful execution of internal performance plans; performance issues with key suppliers, subcontractors and business partners; the ability to negotiate financing arrangements with lenders; outcome of current and future litigation; the accuracy of the Company's analysis of its potential asbestos related exposure and insurance coverage; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development, commercialization and technological difficulties; capacity and supply constrains or difficulties; legislative or regulatory actions impacting the Company's energy segment and discontinued transportation operation; changing priorities or reductions in the U.S. Government defense budget; contract continuation and future contract awards; and U.S. and international military budget constraints and determinations. The Company makes no commitment to update any forward looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward looking statements.


Results of Operations
---------------------

The following information primarily relates to the continuing operations of United Industrial Corporation and consolidated subsidiaries. The transportation segment is reflected as a discontinued operation in the Company's consolidated condensed financial statements as of and for the period ended March 31, 2003 and 2002.

Three months ended March 31, 2003 compared to three months ended March 31, 2002.

Consolidated net sales from continuing operations increased by $15,575,000 or 27.4% to $72,442,000 in the first quarter of 2003 from $56,867,000 during the same period in 2002. The Defense segment sales increased by $16,234,000 or 33.0% to $65,475,000 in the first quarter of 2003 from $49,241,000 during the same period in 2002. The increase was in the UAV and simulation and test product lines. The Energy segment's sales decreased $659,000 or 8.6% to $6,967,000 during the first quarter of 2003 from $7,626,000 in the first quarter of 2002 due to lower sales of new equipment.

Gross margin percentage for continuing operations was 19.4% in the first quarter of 2003 and 19.0% in the first quarter of 2002. The Defense segment gross margin was $11,196,000 or 17.1% of sales in the first three months of 2003 and $10,423,000 or 21.2% of sales in the first quarter of 2002. Cost of sales for the March 31, 2002 quarter in the Defense segment was reduced by a $271,000 insurance recovery. The related expense was charged to cost of sales in a previous period. The pension expense which is included in cost of sales in the Defense segment for the first three months of 2003 was $1,595,000 compared to pension income of $125,000 in the first quarter of 2002. This decrease was due primarily to the downward trend in the securities markets and interest rates. The gross margin percentage was also reduced during the first quarter of 2003 compared to the first quarter of 2002 because sales growth regarding certain contracts recognized lower profit margins during their early stages of execution in accordance with Company policy. Gross margin in the Energy segment was $2,851,000 or 40.9% of sales in the first three months of 2003 and $383,000 or 5% of sales in the first quarter of 2002. This increase is attributable to lower cost castings, the manufacturing of which was outsourced in connection with the decision to close the foundry operated by Midwest Metallurgical Laboratory, Inc. (Midwest), a wholly owned indirect subsidiary of the Company in the Energy Segment, during 2002. Included in the first quarter of 2002 is a charge of $2,300,000 for accelerated depreciation of assets related to the closing of Midwest. (See "Restructuring Charge," below.)

Selling and administrative expenses for continuing operations for the three months ended March 31, 2003 increased $2,842,000 or 33.3% to $11,387,000 from $8,545,000 in the first quarter of 2002. Selling and administrative expenses in the Defense segment increased $2,950,000 or 45.6% to $9,428,000 in the first three months of 2003 from $6,478,000 in the first quarter of 2002. In pursuit of several program opportunities the Defense segment incurred higher research and development, and bid and proposal costs of $1,849,000, a general increase in costs of $801,000, and $300,000 reallocated corporate expenses primarily caused by a reduced allocation base in the discontinued transportation operations. The Company will likely maintain higher general and administrative expenses during 2003, including those related to aggressive pursuit of new business opportunities, in support of its growth objectives. Selling and administrative expenses in the Energy segment increased $15,000 to $2,050,000 in the first three months of 2003 from $2,035,000 in the first quarter of 2002. The Other egment had income of $91,000 due to administrative fees received from the

Defense and Energy segments. Other operating expenses decreased $183,000 primarily due to the elimination of expenses of $369,000 associated with the closing of Midwest in 2002, partially offset by fees related to asbestos matters of $242,000.

Other income from continuing operations increased $73,000 in the three months ended March 31, 2003 from the same period last year primarily due primarily to a gain on the sale of assets in the Energy segment of $47,000.

Income before income taxes for continuing operations increased $925,000 or 58.2% to $2,513,000 in the three months ended March 31, 2003 from $1,588,000 for the same period last year. The 2002 quarter included a charge of $2,669,000 for the accelerated depreciation of assets and expenses related to the closing of Midwest, which ceased operations, effective May 17, 2002. In addition, the first quarter of 2003 included non-cash pension plan expense of $1,459,000 and asbestos related consulting and professional fees of $242,000. The first quarter of 2002 included non-cash pension plan income of $224,000 and an insurance recovery of $271,000.

Since December 31, 2002, the backlog related to continuing operations decreased $7,296,000 or 2.4% from $301,416,000 at December 31, 2002. The Defense segment backlog was $288,379,000 at March 31, 2003 compared to $296,117,000 at December 31, 2002. The Energy segment backlog was $5,741,000 at March 31, 2003 compared to $5,299,000 at December 31, 2002.

In March 2002, the Company entered into an agreement to sell its two overhaul contracts with the New Jersey Transit Authority and Maryland Mass Transportation Authority, as well as related assets. During March 2002 the Company recorded a $10,200,000 provision for the impairment of transportation assets associated with the sale and close out of these contracts.

Sales in the discontinued transportation operations decreased $8,903,000 to $3,482,000 in the three months ended March 31, 2003 from $12,385,000 in the same period last year. This decrease was due to the production levels on contracts to be essentially completed during 2003 and contracts which were sold in 2002. The loss before taxes decreased to $1,498,000 in the first three months ended March 31, 2003 from $18,858,000 in the same period last year.

The Company recorded a $191,000 provision for losses by ETI. This provision represents 100% of the losses incurred by ETI primarily related to ETI's general and administrative expenses incurred during the 2003 first quarter, since it is unlikely that Skoda will have the financial capability to fund its 65% share of such losses.

During the completion of the existing transportation work, the Company anticipates that the amount of overhead to be absorbed by the San Francisco electric trolley bus contract will not be sufficient to cover the total overhead incurred. The Company's discontinued transportation operations will expense the unabsorbed overhead as incurred. These charges are expected to be in the range of $3,500,000 to $4,500,000 subsequent to March 31, 2003. Further, general and administrative expenses that will be expensed as incurred are expected to be about $3,000,000. In addition, upon completion of transportation's production operations the Company contemplates a charge associated with the idle facility, primarily future operating lease costs, of approximately $750,000. Subleasing the facility space may mitigate these costs.

No assurances can be given, however, as to the actual amount of the Company's liability to complete the one remaining contract for the San Francisco electric trolley buses, and exit the discontinued operations.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents increased $2,388,000 to $6,023,000 at March 31, 2003 from $3,635,000 at December 31, 2002. Net cash provided by operating activities by the continuing operations was $9,475,000 in the first three months of 2003. The net cash used for operating activities of discontinued operations was $4,559,000 in the first quarter of 2003. The net cash provided by operating activities in the first quarter of 2003 was $4,916,000. Changes in operating assets and liabilities generated cash of $4,363,000 primarily by decreases in inventory of $5,619,000, trade receivables of $5,537,000, partially offset by a decrease in customer advances of $984,000, decrease in employee compensation payable of $3,042,000 and a decrease in accounts payable of $1,262,000.

In April 2003, the Company filed an application for a tax refund of approximately $16,822,000, related to the Company's 2002 net loss. At May 13, 2003, the Company had received $16,149,000 of the refund. The balance of the cash refund is expected to be received by June 30, 2003. Although the Company has experienced lower pension results due to a decline in stock market values and interest rates, the Company does not anticipate having to contribute cash to its pension plan during 2003. However, it plans to contribute $118,000 to the union plan in the energy segment.

As of March 31, 2003, the Company has recorded net deferred tax assets of approximately $15,400,000. Management believes the Company will generate sufficient taxable income in future years to realize this benefit.

On June 28, 2001, the Company and certain of its subsidiaries entered into a Loan and Security Agreement (the "Agreement") with Fleet Capital Corporation. The Agreement has a term of three years and provides for letters of credit and cash borrowing, subject to a borrowing base. Credit advances may increase to $32,000,000 provided that amounts in excess of $25,000,000 are cash-collateralized. In March 2003, a Waiver and Amendment Agreement was entered into whereby covenant violations as of December 31, 2002 were waived and the covenants were amended. At March 31, 2003 there were no cash borrowings under the Agreement. The letter of credit obligations outstanding at March 31, 2003 were $4,095,000.

A subsidiary of the Company also has a $2,000,000 line of credit with a bank which may be used for cash borrowings or letters of credit. This agreement renewed the previous agreement until May 1, 2004. At March 31, 2003, the subsidiary had no cash borrowings and $671,000 of letters of credit outstanding. The Company currently has no significant fixed commitment for capital expenditures. The Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements for the remainder of the year.


Restructuring Charges
---------------------

Detroit Stoker ceased the foundry operation conducted by its wholly owned subsidiary, Midwest Metallurgical Laboratory, Inc. ("Midwest"), effective May 17, 2002. In conjunction with the ceased operations the Company has written off the value of all Midwest's assets.

During 2002 Detroit Stoker incurred severance and other cash charges totaling approximately $1,287,000 related to the restructuring including operating losses of Midwest. In addition, the Company accelerated depreciation of its foundry facility during the foundry's operating period in 2002. Depreciation of this facility was $3,420,000 during 2002. No additional expenses were incurred in the first quarter of 2003.


Contingent Matters
------------------

In connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of March 31, 2003.

In February 2000, the Czech Export Bank ("CEB") approved credit facilities to ETI and two Skoda subsidiaries in order to finance the design and manufacture of electric trolley buses for the city and county of San Francisco ("MUNI"). These credit facilities which were repaid during 2002 were partially guaranteed by the Czech Government's Export Guarantee and Insurance Corporation ("EGAP"). In addition, the Company previously agreed to assume joint and several liability on a progress payment bond totaling approximately $22,000,000 at December 31, 2002. In January 2003, this bond was reduced to $9,100,000. This progress payment bond is expected to be eliminated when the MUNI customer accepts certain deliveries during 2003. Although the Company has accepted full responsibility under the progress payment bond, Skoda retains its 65% obligation that is partially guaranteed by EGAP. In addition, previously existing bonds that guarantee performance under the MUNI contract obligate the Company to indemnify the surety, if necessary, for up to approximately $33,000,000. These bonds are expected to be released upon ETI's issuance of a warranty bond. It is expected that there will be sufficient working capital to complete the MUNI program. The Dayton electric trolley buses contract required a performance bond of about $16,000,000 that was outstanding at December 31, 2002. The Company was jointly and severally liable. In February 2003, the Company was released from this $16,000,000 bond.

The Company is involved in various lawsuits and claims, including asbestos related litigation and one environmental matter. There have been no material changes in litigation since the Company filed its annual report on Form 10-K for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002 and to Note H to the financial statements included herein.


ITEM 3  - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions, and some of these transactions are denominated in foreign currencies. As a result, the Company's financial results could be affected by changes in foreign exchange rates. To mitigate the effect of changes in these rates, the Company has entered into foreign exchange contracts. There has been no material change in the firmly committed sales exposures and related derivative contracts from December 31, 2002. (See Item 7A
- Form 10-K for December 31, 2002.)


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

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
                           Part II - Other Information


ITEM 1  - LEGAL PROCEEDINGS

Reference is made to the information contained in the section entitled "Contingent Matters" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations set forth above, which information is incorporated herein by reference and to Note H to the financial statements included herein.


ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          99.1 Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

           On March 11, 2003, the Registrant filed a current report on form 8-K containing its press release announcing its financial results for the fourth quarter and full year ended December 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             UNITED INDUSTRIAL CORPORATION



Date   May 14, 2003                          By: /s/ James H. Perry
                                                     James H. Perry
                                                   Chief Financial Officer,
                                                   Vice President and Treasurer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: May 14, 2003                            /s/ Richard R. Erkeneff
                                                      --------------------------
                                                       Richard R. Erkeneff
                                                       Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date:  May 14, 2003                              /s/ James H. Perry
                                                  ------------------------------
                                                  James H. Perry
                                                  Chief Financial Officer

                  UNITED INDUSTRIAL CORPORATION AND SUBSDIARIES

                        INDEX OF EXHIBITS FILED HEREWITH

Exhibit No.                                                                           Page
-----------                                                                           ----

99.1      Certification of the Chief Executive Officer Of the Company pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley
          Act of 2002.                                                                 27

99.2      Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley
          Act of 2002.                                                                 28

