Form 10-Q
period 2003-06-30
UNITED INDUSTRIAL CORP /DE/
filed 2003-08-12
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended           June 30, 2003
                                               --------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 13,178,018 shares of common stock as of August 1, 2003.

                          UNITED INDUSTRIAL CORPORATION


                                      INDEX

                                                                                Page #
                                                                                ------
Part I - Financial Information

   Item 1.  Financial Statements

                     Consolidated Condensed Balance Sheets - Unaudited
                     June 30, 2003 and December 31, 2002                           2

                     Consolidated Condensed Statements of Operations -
                     Three Months and Six Months Ended June 30, 2003 and
                     2002                                                          3

                     Consolidated Condensed Statements of Cash Flows
                     Six Months Ended June 30, 2003 and 2002                       4

                     Notes to Consolidated Condensed Financial Statements          5


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                             14

   Item 3.  Qualitative and Quantitative Disclosures about Market Risk            22

   Item 4.  Controls and Procedures                                               22


PART II - Other Information                                                       23


                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS
                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                         JUNE 30               DECEMBER 31
                                                                                           2003                    2002
                                                                                         --------                --------
ASSETS                                                                                  (Unaudited)
------
Current Assets
           Cash and cash equivalents                                                      $  5,384                $ 3,635
           Trade receivables                                                                35,324                 37,688
           Inventories
             Finished goods & work-in-process                                               32,274                 19,515
             Materials & supplies                                                            1,297                  1,436
                                                                                         ---------              ---------
                                                                                            33,571                 20,951
           Federal income taxes receivable                                                     -                   15,509
           Deferred income taxes                                                             5,077                  4,528
           Prepaid expenses & other current assets                                           2,377                  1,351
           Assets of discontinued operations                                                19,865                 14,042
                                                                                         ---------              ---------
                     Total Current Assets                                                  101,598                 97,704
Deferred income taxes                                                                       11,576                 11,531
Other assets                                                                                 7,465                  7,421
Insurance receivable - asbestos litigation                                                  20,343                 20,343
Property & equipment - less allowances
 for depreciation (2003-$87,663; 2002-$86,400)                                              21,817                 21,196
                                                                                         ---------              ---------
                                                                                          $162,799               $158,195
                                                                                         =========              =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
           Accounts payable                                                               $ 12,397               $ 11,711
           Accrued employee compensation & taxes                                            11,380                 12,043
           Customer advances                                                                 5,222                  6,211
           Federal income taxes payable                                                      3,753                    -
           Reserve for contract losses                                                       1,986                  2,050
           Other current liabilities                                                         4,148                  3,682
           Liabilities of discontinued operations                                            8,191                 11,513
                                                                                         ---------              ---------
                     Total Current Liabilities                                              47,077                 47,210
Other long-term liabilities                                                                 23,072                 23,226
Minimum pension liability                                                                   11,234                  8,276
Reserve for asbestos litigation                                                             31,767                 31,852

Shareholders' Equity
           Common stock $1.00 par value
           Authorized - 30,000,000 shares; outstanding 13,176,418 shares and
           13,067,918 shares - June 30, 2003 and December 31, 2002 (net of
           shares in treasury)                                                              14,374                 14,374
           Additional capital                                                               89,676                 92,085
           Retained deficit                                                                (12,683)               (16,254)
           Treasury stock, at cost, 1,197,730 shares
           at June 30, 2003 and 1,306,230 shares at
           December 31, 2002                                                                (9,456)               (10,312)
           Accumulated other comprehensive loss                                            (32,262)               (32,262)
                                                                                         ---------              ---------
Total Shareholders' Equity                                                                  49,649                 47,631
                                                                                         ---------              ---------
                                                                                          $162,799               $158,195
                                                                                         =========              =========

See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                                       Three Months Ended                   Six Months Ended
                                                                             June 30                             June 30
                                                                    -------------------------           -------------------------
                                                                      2003           2002                 2003           2002
                                                                      ----           ----                 ----           ----
                                                                                            (Unaudited)
 Net sales                                                          $ 86,037         $ 65,328            $158,479        $122,195
 Cost of sales                                                        68,532           53,710             126,928          99,772
                                                                    --------         --------            --------        --------
 Gross profit                                                         17,505           11,618              31,551          22,423

 Selling & administrative expenses                                   (10,736)          (9,730)            (22,123)        (18,275)
 Pension income                                                          135              743                 271             842
 Other operating income (expense) - net                                 (429)               6                (674)           (422)
                                                                    --------         --------            --------        --------

 Total operating income                                                6,475            2,637               9,025           4,568
                                                                    --------         --------            --------        --------

 Non-operating income and (expense)
    Interest income                                                       32               28                  40              44
    Other income                                                          64               60                 136              59
    Interest expense                                                     -               (120)                (24)           (421)
    Equity in net income (loss) of joint venture                           9               (1)                  9              57
    Other expenses                                                       (94)             (91)               (187)           (206)
                                                                    --------         --------            --------        --------
                                                                          11             (124)                (26)          (467)
                                                                    --------         --------            --------        --------
 Income from continuing operations before income taxes                 6,486            2,513               8,999           4,101

 Income taxes                                                          2,292              830               3,167           1,387
                                                                    --------         --------            --------        --------

 Income from continuing operations                                     4,194            1,683               5,832           2,714

 Loss from discontinued operations - net of income tax
   credit $693 and $6,691 for the three months and $1,217
   and $13,289 for the six months ended June 30, 2003 and
   2002, respectively                                                 (1,286)         (12,430)             (2,260)        (24,690)
                                                                    --------         --------            --------        --------

 Net income (loss)                                                  $  2,908         $(10,747)           $  3,572        $(21,976)
                                                                    ========         ========            ========        ========

   Basic earnings per share:
     Income from continuing operations                                 $ .32            $ .13               $ .45          $  .21
                                                                       =====            =====               =====          ======
     Loss from discontinued operations                                 $(.10)           $(.96)              $(.17)         $(1.90)
                                                                       =====            =====               =====          ======
     Net income (loss)                                                 $ .22            $(.83)              $ .27          $(1.69)
                                                                       =====            =====               =====          ======

   Diluted earnings per share:
     Income from continuing operations                                 $ .31            $ .12               $ .43          $  .20
                                                                       =====            =====               =====          ======
     Loss from discontinued operations                                 $(.09)           $(.90)              $(.17)         $(1.80)
                                                                       =====            =====               =====          ======
     Net income (loss)                                                 $ .21            $(.78)              $ .26          $(1.60)
                                                                       =====            =====               =====          ======

 See accompanying notes

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                 SIX MONTHS ENDED JUNE 30
                                                                 ------------------------
                                                               2003                   2002
                                                               ----                   ----
OPERATING ACTIVITIES                                                   (Unaudited)
--------------------
Net income (loss)                                            $  3,572              $(21,976)
Adjustments to reconcile net income (loss)
 to net cash provided by (used for)
 operating activities:
 Loss from discontinued operations,
    net of income taxes                                         2,260                24,690
 Pension expense, net                                           2,959                   358
 Continuing operations tax refund,resulting
    from discontinued operations losses                        16,822                   -
 Depreciation and amortization                                  2,591                 6,020
 Deferred income taxes                                           (594)                 (422)
 Decrease in provision for contract losses                        (64)                 (477)
 Changes in operating assets and liabilities                  (11,783)                 (383)
 (Increase) decrease in other assets - net                       (128)                  538
 Decrease in long-term liabilities                               (240)                 (164)
 Increase (decrease) in federal income
    taxes payable                                               2,440                (7,639)
 Equity in income of investee company                              (9)                  (57)
 Restructuring charge                                             -                     421
                                                             --------               -------
 Net Cash Provided by Continuing Operations                    17,826                   909
 Net Cash Used for
   Discontinued Operations                                     (9,814)               (5,824)
                                                             --------               -------
 Net Cash Provided by (Used for)
   Operating Activities                                         8,012                (4,915)

INVESTING ACTIVITIES
--------------------
Purchase of property and equipment                             (3,101)                 (518)
Capital expenditures for discontinued operations                  -                     (67)
Increase in amount due from investee for
    discontinued operations                                    (1,591)               (1,655)
Repayment of advances by investee of discontinued
    operations                                                    -                   1,686
Repayment of advances by investee                                 -                     255
Advances to investee                                              -                    (194)
                                                             --------               -------
 Net Cash Used for Investing Activities                        (4,692)                 (493)

FINANCING ACTIVITIES
--------------------
Proceeds from exercise of stock options                         1,043                 1,741
Dividends                                                      (2,614)               (1,298)
Proceeds from borrowings                                          -                   2,100
                                                             --------               -------
 Net Cash (Used for) Provided by
    Financing Activities                                       (1,571)                2,543
                                                             --------               -------
 Increase (Decrease) in cash and cash equivalents               1,749                (2,865)
 Cash and cash equivalents at beginning of period               3,635                 5,496
                                                             --------               -------
 Cash and cash equivalents at end of period                  $  5,384               $ 2,631
                                                             ========               =======

See accompanying notes

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


    Notes to Consolidated Condensed Financial Statements

    June 30, 2003


    NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.


    NOTE B -  SEGMENT INFORMATION - CONTINUING OPERATIONS

                                                                                            Reconci-
    (dollars in thousands)                 Defense           Energy            Other        liations          Totals
                                           -------           ------            -----        --------          ------
    Three months ended June 30, 2003
    --------------------------------
    Revenues from external customers      $ 78,415          $ 7,622           $  -            $  -           $ 86,037
    Equity profit in venture                     9              -                -               -                  9
    Segment profit (loss)                    6,117              805             (436)            -              6,486

    Income before income taxes                                                                               $  6,486
                                                                                                             ========

    Six months ended June 30, 2003
    ------------------------------
    Revenues from external customers      $143,890          $14,589           $  -            $  -           $158,479
    Equity profit in venture                     9              -                -               -                  9
    Segment profit (loss)                    8,307            1,556             (864)            -              8,999

    Income before income taxes                                                                                $ 8,999
                                                                                                              =======

    Three months ended June 30, 2002
    --------------------------------
    Revenues from external customers       $57,788          $ 7,540           $  -            $  -           $ 65,328
    Equity  loss in venture                     (1)             -                -               -                 (1)
    Segment profit (loss)                    2,777               87             (351)            -              2,513

    Income before income taxes                                                                               $  2,513
                                                                                                             ========

    Six months ended June 30, 2002
    ------------------------------
    Revenues from external customers      $107,029          $15,166           $  -            $  -           $122,195
    Equity profit in venture                    57              -                -               -                 57
    Segment profit (loss)                    6,407           (1,793)            (513)            -              4,101

    Income before income taxes                                                                                $ 4,101
                                                                                                              =======

NOTE C - STOCK-BASED COMPENSATION

The Company has elected to continue to account for its stock-based compensation plan in accordance with Accounting Principles Board Opinion No. 25, (Accounting for Stock Issued to Employees) (APB 25), whereby compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Had compensation cost been determined consistent with the fair value method set forth under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), for all awards outstanding during 2003 and 2002 under the plans, income and income per common share from continuing operations would have decreased to the pro forma amounts indicated below:

                                                           Three Months Ended                       Six Months Ended
(Dollars in thousands, except per share data)                    June 30                                  June 30
                                                       -----------------------------            --------------------------
                                                         2003                 2002                2003              2002
                                                         ----                 ----                ----              ----
Income from continuing operations
  As reported                                           $4,194               $1,683              $5,832            $2,714
  Total employee stock compensation
    expense determined under fair
    value method, net of tax                              (161)                (196)               (354)             (375)
                                                        ------               ------              ------            ------
   Pro forma                                            $4,033               $1,487              $5,478            $2,339
                                                        ======               ======              ======            ======
Income per common share from continuing
  operations: As reported:
       Basic                                              $.32                 $.13                $.45              $.21
       Diluted                                             .31                  .12                 .43               .20
   Pro forma:
       Basic                                               .31                  .11                 .42               .18
       Diluted                                             .29                  .11                 .40               .17


NOTE D - WEIGHTED AVERAGE SHARES

                                              Three Months Ended                              Six Months Ended
                                                   June 30                                        June 30
                                       ------------------------------------           -----------------------------------
                                           2003                    2002                   2003                  2002
                                           ----                    ----                   ----                  -----
Weighted average shares                 13,140,418              13,025,018             13,104,168             12,998,060
Dilutive effect of stock options           536,816                 805,011                576,973                727,550
                                        ----------              ----------             ----------             ----------
Diluted weighted average shares         13,677,234              13,830,029             13,681,141             13,725,610
                                        ==========              ==========             ==========             ==========

NOTE E - OTHER OPERATING EXPENSES, NET, OTHER INCOME, NET, OTHER EXPENSES

                                             Three Months Ended                         Six Months Ended
                                                  June 30                                   June 30
                                       ----------------------------              ----------------------------
                                          2003              2002                   2003               2002
                                         ------            ------                 ------             ------
(Dollars in Thousands)
OTHER OPERATING EXPENSES, NET
-----------------------------

Reduction of deferred
  compensation liability                $   52            $  114                 $  104             $  114
Consulting and legal fees related
  to asbestos matters                     (425)              -                     (667)               -
Amortization of intangibles                (56)              (56)                  (111)              (115)
Expenses related to closing
    of subsidiary                          -                 (52)                   -                 (421)
                                        ------            ------                 ------             ------

Total other operating income
 (expenses), net                        $ (429)           $    6                 $ (674)            $ (422)
                                        ======            ======                 ======             ======

OTHER INCOME, NET
-----------------

Royalties and commissions               $   39            $  -                   $   53             $   10
(Loss) gain on sale of assets              (14)              -                       33                -
Other                                       39                60                     50                 49
                                        ------            ------                 ------             ------

Total other income                      $   64            $   60                 $  136             $   59
                                        ======            ======                 ======             ======

OTHER EXPENSES
--------------

Miscellaneous items, none of
   which are material                      (94)              (91)                  (187)              (206)
                                        ------            ------                 ------             ------

Total other expenses                    $  (94)           $  (91)                $ (187)            $ (206)
                                        ======            ======                 ======             ======


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

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred. In addition, one-time termination benefits should be recognized over the period employees will render service, if the service period required is beyond a minimum retention period. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not expect that the application of the provisions of FAS 146 will have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46,"Consolidation of Variable Interest Entities" which requires the consolidation of variable interest entities, as defined. This interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. The Company is in the process of evaluating the impact of this new statement on the Company's financial statements.

NOTE G - DISCONTINUED BUSINESS SEGMENT

Assets and liabilities of the discontinued transportation operations have been reclassified as current as follows:

                                                    June 30         December 31
(Dollars in Thousands)                               2003               2002
                                                     ----               ----
Assets
------
Current Assets
   Trade receivables                                $11,159            $   908
   Inventories    3,476                               9,013
   Prepaid expenses and other current assets             51                 51
   Deferred taxes   3,588                             4,070
   Advances to investee                               1,591                 -
                                                    -------            -------

Total Current Assets                                $19,865            $14,042
                                                    =======            =======

Liabilities
-----------
Current Liabilities
   Accounts payable                                 $ 1,348            $ 1,674
   Accrued employee compensation and taxes              932              1,052
   Customer advances                                    142              1,087
   Reserve for contract losses                        5,769              7,300
   Other                                                -                  400
                                                    -------            -------

Total Liabilities                                   $ 8,191            $11,513
                                                    =======            =======

Summary results of the transportation segment which have been classified separately, were as follows:

                                        Three Months Ended                            Six Months Ended
                                              June 30                                      June 30
                                    ----------------------------              ---------------------------------
                                       2003               2002                   2003                   2002
                                       ----               ----                   ----                   -----
Revenue                              $ 4,661           $ 10,688                $ 8,143                $ 23,073
                                     =======           ========                =======                ========

Loss before income taxes             $(1,979)          $(19,121)               $(3,477)               $(37,979)
Credit for income taxes                 (693)            (6,691)                (1,217)                (13,289)
                                     -------           --------                -------                --------
Net Loss from discontinued
 operations                          $(1,286)          $(12,430)               $(2,260)               $(24,690)
                                     =======           ========                =======                ========

                                                                                      Six Months Ended
                                                                                           June 30
                                                                              ---------------------------------
                                                                                   2003                 2002
                                                                                   ----                 ----
Net Cash (Used for) Provided by
   Discontinued Operations
Net Loss                                                                       $ (2,260)               $(24,690)
Changes in operating assets and liabilities                                      (6,505)               (11,690)
Decrease in deferred taxes                                                          482                     -
(Decrease) increase in reserve
 for impairment and contract losses                                              (1,531)                  2,701
Provision for loss on sale of contracts                                             -                    21,500
Other                                                                               -                     6,355
                                                                               --------                --------
Net Cash Used for
 Discontinued Operations                                                       $ (9,814)               $ (5,824)
                                                                               ========                ========

NOTE H  - COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits and claims, including asbestos related litigation and environmental matters. Except as set forth below, there have been no material changes in litigation since the Company filed its annual report on Form 10-K for the year ended December 31, 2002, and except as set forth below, management believes that the ultimate amount of liability, if any, under the pending litigation will not have a materially adverse effect on the Company's financial position, results of operations or cash flows.

Detroit Stoker Company (Detroit Stoker), a wholly owned subsidiary of the Company, was notified in March 1992 by the Michigan Department of Natural Resources (MDNR) that it is a potentially responsible party in connection with the cleanup of a former industrial landfill located in Port of Monroe, Michigan. MDNR is treating the Port of Monroe landfill site as a contaminated facility within the meaning of the Michigan Environmental Response Act (MERA). Under MERA, if a release or a potential release of a discarded hazardous substance is or may be injurious to the environment or to the public health, safety, or welfare, MDNR is empowered to undertake or compel investigation and response activities in order to alleviate any contamination threat. Detroit Stoker intends to aggressively defend any potential claims. At this time, no estimate can be made as to the amount or range of potential loss, if any, to Detroit Stoker with respect to this action, or whether MDNR will proceed.

UIC and its Detroit Stoker subsidiary have been named as defendants in asbestos-related personal injury litigation. Neither UIC nor Detroit Stoker fabricated, milled, mined, manufactured or marketed asbestos. The Company stopped the use of asbestos-containing materials in connection with its products in 1981.

The litigation is pending in Michigan, Mississippi, New York, North Dakota and Wisconsin. During 2002 UIC and Detroit Stoker experienced a significant increase in the volume of asbestos bodily-injury claims. As of June 30, 2003, the Company has received notice that it has been named as a defendant in 499 active cases involving approximately 18,476 asbestos bodily injury claimants, of which at least 450 cases involving some 18,400 claimants were filed before January 1, 2003. Most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Based on historical data and the large increase in claimants over and above the projected incidence of disease relative to the Company's products, management believes the claimants in the vast majority of these cases will not be able to demonstrate that they have been exposed to the Company's asbestos-containing products or suffered any compensable loss as a result of such exposure. The direct asbestos-related expenses of the Company for defense and indemnity for the past five years were not material.

During 2002, the Company engaged a consulting firm (Asbestos Consultant) with expertise in evaluating asbestos bodily-injury claims to work with the Company to project the amount that the Company would pay for its asbestos-related liabilities and defense costs. The methodology employed by the Asbestos Consultant to project the Company's asbestos-related liabilities and defense costs is primarily based on (1) estimates of the labor force exposed to asbestos in the Company's products, (2) epidemiological modeling of asbestos-related disease manifestation, and (3) estimates of claim filings and settlement and defense costs that may occur in the future. The Company's limited claims history was not a significant variable in developing the estimates because such history was not significant as compared to the number of claims filed in 2002.

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

Based on these assumptions, other variables, and the reports of both the Asbestos and Insurance Consultants that were completed during the first quarter of 2003, the Company recorded a reserve for its bodily injury liabilities for asbestos-related matters through 2012 in the amount of $31,852,000 as of December 31, 2002, including damages and defense costs. The Company also recorded an estimated insurance recovery as of December 31, 2002 of $20,343,000 reflecting the estimate determined to be probable of being available to mitigate the Company's potential asbestos liability through 2012. The asbestos liability for the three months ended June 30, 2003 decreased by $85,000 due to the payment of claim related expenses.

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

The Company is involved in various other lawsuits and claims, including other environmental matters, arising out of the normal course of its continuing and discontinued businesses. In the opinion of management, the ultimate amount of liability, if any, under pending litigation, including claims described above, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

In connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of June 30, 2003. No assurances can be given, however, as to the Company's liability if the Company's partners or subcontractors are unable to perform their obligations.

In connection with the discontinued transportation operations, AAI Corporation
(AAI), a wholly owned subsidiary of the Company, owns 35% of Electric Transit, Inc. (ETI). The remaining 65% of ETI is owned by Skoda, a.s. (Skoda), a Czech Republic company. AAI has guaranteed certain performance criteria associated with the contractual obligations of ETI. In addition, the ability of ETI to perform under its obligations is, in part, dependent on the performance of other parties, including AAI, Skoda and other subcontractors. Thus, the ability to timely perform under these contracts is outside AAI's control. In addition, while its operating affiliates performed under their contracts during the year, during 2001 Skoda declared bankruptcy in the Czech Republic. During 2002, the discontinued transportation operations began recording 100% of ETI's losses because of Skoda's apparent inability to meet its financial obligations under ETI's shareholder agreement. The additional losses recorded by the Company for Skoda's 65% share of ETI's losses totaled $133,000 and $1,460,000 during the second quarter of 2003 and 2002, respectively, and $257,000 and $5,767,000 for the first six months of 2003 and 2002, respectively. If Skoda is required to provide ETI with additional funding beyond the amounts already provided for by AAI on Skoda's behalf and it fails to do so, or if ETI is unable to meet its performance obligations, the performance guarantees by AAI could have a material adverse effect on the Company's results of operations, liquidity or financial condition. AAI monitors the progress of ETI, Skoda and ETI's other subcontractors.

In February 2000, the Czech Export Bank (CEB) approved credit facilities to ETI and two Skoda subsidiaries in order to finance the design and manufacture of electric trolley buses for the city and county of San Francisco (MUNI). These credit facilities, partially guaranteed by the Czech Government's Export Guarantee and Insurance Corporation (EGAP), were repaid during 2002.

The Company has previously agreed to guaranty certain indemnification obligations related to surety bond arrangements between ETI and its MUNI customer.

The first of these surety bond indemnification obligations is associated with progress payments received by ETI that related to the MUNI contract. In January 2003, this bond was reduced to $9,100,000 and it is expected to be eliminated when the MUNI customer accepts certain deliveries during 2003. Although the Company previously agreed to jointly and severally indemnify the surety up to the full value of this progress payment bond, if necessary, Skoda retains its 65% obligation that is partially guaranteed by EGAP.

In addition, regarding other existing surety bonds that guarantee performance under the MUNI contract, the Company has previously agreed to indemnify the surety, if necessary, for up to approximately $33,000,000. These bonds and the Company's related indemnification obligations are expected to be released upon ETI's issuance of a warranty bond at the conclusion of the production phase of the contract. The Company has previously agreed to indemnify the surety up to 35% of the warranty bond amount when such bond, that is expected to be about $20,000,000, is issued. The Company will likely be required to provide the surety with some amount of collateral to support this indemnity.

Although AAI may provide up to $3,000,000 of funds to ETI on a temporary basis, it is expected that ETI will have sufficient working capital to complete the MUNI program and repay such advances.

The Dayton electric trolley bus contract required a performance bond of about $16,000,000 that was outstanding at December 31, 2002. The Company had agreed to jointly and severally indemnify the surety, if necessary, under this bond. In February 2003, the Company was released from this $16,000,000 bond.


NOTE I  - DIVIDENDS

A quarterly dividend of $0.10 per share was paid on June 3, 2003.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

This report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following: the Company's successful execution of internal performance plans; performance issues with key suppliers, subcontractors and business partners; the ability to negotiate financing agreements with lenders; outcome of current and future litigation; the accuracy of the Company's analysis of its potential asbestos related exposure and insurance coverage; product demand and market acceptance risks; the effect of ecomonic conditions; the impact of competitive products and pricing; product development, commercialization and technological difficulties; capacity and supply constraints or difficulties; legislative or regulatory actions impacting the Company's energy segment and discontinued transportation operation; changing priorities or reductions in the U.S. Government defense budget; contract continuation and future contract awards; and U.S. and international military budget constraints and determinations. The Company makes no commitment to update any forward looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward looking statement.

Results of Operations

The following information primarily relates to the continuing operations of United Industrial Corporation and consolidated subsidiaries. The Transportation segment is reflected as a discontinued operation in the Company's consolidated condensed financial statements as of and for the three month and six month periods ended June 30, 2003 compared to three and six months ended June 30, 2002.

Consolidated net sales from continuing operations increased by $20,709,000 or 31.7% to $86,037,000 in the second quarter of 2003 from $65,328,000 during the same period in 2002. The Defense segment increased sales by $20,627,000 or 35.7% to $78,415,000 in the second quarter of 2003 from $57,788,000 during the same period in 2002. The increase was generally due to the commencement of the full-rate production contract of the Shadow 200 Tactical Unmanned Air Vehicle
(TUAV) and increased production of the Joint Services Electronic Combat Systems Tester (JSECST). The Energy segment sales increased $82,000 or 1.1% to $7,622,000 during the second quarter of 2003 from $7,540,000 during the same period in 2002.

Consolidated net sales from continuing operations increased by $36,284,000 or 29.7% to $158,479,000 in the first six months of 2003 from $122,195,000 during the same period in 2002. The Defense segment increased sales by $36,861,000 or 34.4% to $143,890,000 in the first six months of 2003 from $107,029,000 during the same period in 2002. The increase was generally due to the commencement of the full-rate production contract of the Shadow 200 TUAV and increased production of the JSECST. The Energy segment sales decreased $577,000 to $14,589,000 in the first six months of 2003 from $15,166,000 during the same period in 2002. This decrease was in the contract and renewal parts product lines.
The gross margin for continuing operations increased $5,887,000 or 50.6% to $17,505,000 (20.4% of sales) from $11,618,000 (17.8% of sales) in the second quarter of 2003 compared to the second quarter of 2002. The Defense segment gross margin increased $4,547,000 or 45.6% to $14,510,000 (18.5% of sales) from $9,963,000 (17.2% of sales) in the second quarter of 2003 compared to the second quarter of 2002. The increase was primarily attributable to increased sales volume in the UAV and Simulation and Test product lines. The increase in the Defense segment margin was partially offset by lower pension plan performance. The pension expense included in the cost of sales in this segment was $1,635,000 and $1,325,000 in the second quarter of 2003 and 2002, respectively. The increase in pension expense was due primarily to the downward trend in the securities markets and interest rates as of the pension plan's most recent measurement date of December 31, 2002. The gross margin in the Energy segment increased $1,340,000 or 81.0% to $2,995,000 (39.3% of sales) from a gross profit of $1,655,000 (22.0% of sales) during the second quarter of 2003 compared to the second quarter of 2002. This increase is generally attributable to lower cost castings, the manufacturing of which was outsourced in connection with the decision to close the foundry operated by Midwest Metallurgical Laboratory, Inc. (Midwest), a wholly owned indirect subsidiary of the Company in the Energy Segment, during 2002. Also, the Energy segment cost of sales for second quarter of 2002 included a charge of $1,120,000 for accelerated depreciation of assets related to the closing of Midwest (See "Restructuring Charges", below.)

The gross margin for continuing operations increased $9,128,000 or 40.7% to $31,551,000 (19.9% of sales) from $22,423,000 (18.4% of sales) for the first six months of 2003 compared to the same period in 2002. The Defense segment gross margin increased $5,321,000 or 26.1% to $25,706,000 (17.9% of sales) from
$20,385,000 (19.0% of sales) for the first six months of 2003 compared to the same period in 2002. The increase was primarily attributable to increased sales volume in the UAV and Simulation and Test product lines. The decrease in defense margins as a percentage of sales was due to lower pension plan performance as well as an insurance recovery of $271,000 in the first quarter of 2002. The pension expense included in cost of sales in the Defense segment for the first six months of 2003 was $3,230,000 compared to pension expense of $1,200,000 included in the cost of sales in the same period of 2002. The increase in pension expense was due primarily to the downward trend in the securities markets and interest rates as of the pension plan's most recent measurement date of December 31, 2002. The gross margin in the Energy segment increased $3,807,000 or 186.8% to $5,845,000 (40.1% of sales) from a gross margin of
$2,038,000 (13.4% of sales)during the first six months of 2003 compared to the same period in 2002. The Energy segment cost of sales for the first six months 2002 included a charge of $3,420,000 for accelerated depreciation of assets related to the closing of Midwest (See "Restructuring Charges", below.) Also, this increase is attributable to lower cost castings, the manufacturing of which was outsourced in connection with the decision to close the foundry operated by Midwest in the Energy Segment, during 2002.

Selling and administrative expenses for continuing operations for the second quarter of 2003 increased $1,006,000 or 10.3% to $10,736,000 (12.5% of sales)
from $9,730,000 (14.9% of sales) compared to the same period in 2002. The overall increase in selling and administrative expenses occurred primarily in the Defense segment. Selling and administrative expenses in the Defense segment increased $1,520,000 or 21.2% to $8,683,000 (11.1% of sales) in the second quarter of 2003 from $7,163,000 (12.4% of sales) in the second quarter of 2002. The overall increase in these expenses in the Defense segment was due to a general increase in costs of $946,000, $325,000 reallocated corporate expenses primarily caused by a reduced allocation base in the discontinued transportation operations and higher research and development, and bid and proposal costs of $249,000. Selling and administrative expenses in the Energy segment decreased $319,000 or 14.0% to $1,959,000 (25.7% of sales)in the second quarter of 2003 from $2,278,000 (30.2% of sales)in the second quarter of 2002. Selling and administrative expenses in the Other segment decreased $197,000. The Company will likely maintain higher general and administrative expenses during 2003, including those related to aggressive pursuit of new business opportunities, in support of its growth objectives.

Selling and administrative expenses for continuing operations increased $3,848,000 or 21.1% to $22,123,000 (14.0% of sales) from $18,275,000 (15.0% of sales) in the first six months of 2003 compared to the same period in 2002. The overall increase in selling and administrative expenses occurred primarily in the Defense segment. Selling and administrative expenses in the Defense segment increased $4,470,000 or 32.8% to $18,111,000 (12.6% of sales) in the first six months of 2003 from $13,641,000 (12.7% of sales) in the first six months of 2002. The overall increase in these expenses in the Defense segment was due to higher research and development, and bid and proposal costs of $2,063,000, a general increase in costs of $1,757,000, and $650,000 reallocated corporate expenses primarily caused by a reduced allocation base in the discontinued transportation operations. Selling and administrative expenses in the Energy segment decreased $304,000 or 7.1% to $4,009,000 (27.5% of sales)in the first six months of 2003 from $4,313,000 (28.4% of sales)in the first six months of 2002. Selling and administrative expenses in the Other segment decreased $319,000.

Other operating expenses of the continuing operations in the second quarter of 2003 increased by $435,000 from the second quarter of 2002 primarily due to asbestos related consulting and legal expenses in the energy segment. These expenses were associated with the reports of outside consultants engaged to assess the Company's asbestos liability and related anticipated insurance recoveries.

Other operating expenses of the continuing operations in the first six months of 2003 increased by $252,000 from the first six months of 2002. This increase occurred primarily due to asbestos related expenses of $667,000 in 2003 offset by expenses of $421,000 in 2002, related to the closing of Midwest both of which occurred in the energy segment.

Other income from the continuing operations increased $4,000 and $77,000 in the second quarter and first six months of 2003 compared with the second quarter and first six months 2002, respectively.

Income before income taxes for continuing operations increased $3,973,000 or 158.1% to $6,486,000 in the second quarter of 2003 from $2,513,000 for the same period in 2002. The increase was primarily attributable to increased sales volume in the UAV and Simulation and Test product lines. In addition, the 2002 quarter included a charge of $1,172,000 for the accelerated depreciation of assets and expenses related to the closing of the Energy segment's foundry,

Midwest Metallurgical Laboratory, Inc. which ceased operations effective May 17, 2002.

Income before income taxes for continuing operations increased $4,898,000 or 119.4% to $8,999,000 in the first six months of 2003 from $4,101,000 for the same period in 2002. The first six months of 2002 included a charge of $3,841,000 for the accelerated depreciation of assets and expenses related to the closing of Midwest. The increase was also attributable to increased sales volume in the UAV and Simulation and Test product lines of the Defense segment.


Since December 31, 2002, the funded backlog related to continuing operations decreased $44,223,000 or 14.7%. The Defense segment's funded backlog was $251,717,000 at June 30, 2003 compared to $296,117,000 at December 31, 2002. The decrease was generally due to the commencement of the full-rate production contract of the Shadow 200 TUAV and increased production of the JSECST as well as the timing of certain contract awards. After the 2003 second quarter closed, the Company was awarded a $37.7 million order related to its C-17 Maintenance Trainer Systems Program. The Energy segment's funded backlog was $5,476,000 at June 30, 2003 compared to $5,299,000 at December 31, 2002.

Sales in the discontinued transportation operations decreased $6,027,000 or 56.4% in the second quarter of 2003 to $4,661,000 from $10,688,000 during the same period in 2002. This was due to a reduction in production on existing contracts and contracts that were sold in 2002.

Sales in the discontinued transportation operations decreased $14,930,000 or 64.7% in the first half of 2003 to $8,143,000 from $23,073,000 during the same period in 2002. This was due to the planned decrease in production on existing contracts and contracts that were sold in 2002.

The loss, before taxes, during the three months ended June 30, 2003 in the discontinued transportation operations was $1,979,000 compared to a loss of $19,121,000 in the same period of 2002. Included in the 2003 loss is $1,264,000 of costs related to idle capacity that cannot be allocated to the remaining contracts, $511,000 of general and administrative expenses and $204,000 of an equity loss related to general and administrative expenses incurred by Electric Transit, Inc. (ETI), the Company's joint venture with Skoda, a Czech Republic firm. Included in the 2002 loss was a $12,800,000 provision related to the sale of the Company's two overhaul contracts with the New Jersey Transit Corporation and the Maryland Transit Administration, as well as related assets and liabilities, to ALSTOM Transportation, Inc. The transaction closed on July 26, 2002. Also included in the second quarter 2002 loss was an increase of approximately $1,200,000 in estimated costs to complete remaining contracts, $800,000 of general and administrative expenses, and $2,100,000 of other costs related to the disposal of the conveyed contracts. Further, the Company recorded a provision of approximately $2,200,000 related to estimated contract losses by ETI.

The loss, before taxes, during the six months ended June 30, 2003 in the discontinued transportation operations was $3,477,000 compared to a loss of $37,979,000 in the same period of 2002. Included in the 2003 loss is $2,179,000 of costs related to idle capacity that cannot be allocated to the remaining contracts, $903,000 of general and administrative expenses and $395,000 of an equity loss related to general and administrative expenses incurred by ETI. Included in the 2002 loss was a $21,500,000 provision related to the sale of the Company's two overhaul contracts with the New Jersey Transit Corporation and the Maryland Transit Administration, as well as related assets and liabilities, to ALSTOM Transportation, Inc. Also included in the loss during the first six months of 2002 was an increase of approximately $2,400,000 in estimated costs to complete remaining contracts, $1,600,000 of general and administrative expenses, and $3,600,000 of other disposition costs related to the conveyed contracts. Further, the Company recorded an equity loss of approximately $8,900,000 related to estimated contract losses by ETI.

The amounts recorded as ETI equity losses during the three and six month periods ending June 30, 2003 and 2002 represent 100% of the losses expected to be incurred by ETI in executing its electric trolley bus programs since it is unlikely that Skoda will have the financial capability to fund its 65% share of such losses.

During the completion of the existing transportation work, the Company anticipates that the amount of overhead to be absorbed by the San Francisco electric trolley bus contract will not be sufficient to cover the total overhead incurred. The Company's discontinued transportation operations will expense these costs as incurred. These charges are expected to be approximately $2,500,000 to $3,500,000 subsequent to June 30, 2003. Further, general and administrative expenses that will be expensed as incurred are expected to be about $2,600,000. In addition, upon completion of transportation's production operations the Company contemplates a charge associated with the idle facility, primarily future operating lease costs, of approximately $750,000. Subleasing the facility space may mitigate these costs.

The Company believes the existing transportation work will be completed by December 31, 2003. No assurances can be given, however, as to the actual amount of the Company's liability to complete the one remaining contract for the San Francisco electric trolley buses, and exit the discontinued operations.

Liquidity and Capital Resources

Cash and cash equivalents increased $1,749,000 to $5,384,000 at June 30, 2003 from $3,635,000 at December 31, 2002. Net cash provided by operating activities by the continuing operations was $17,826,000 in the first six months of 2003. Changes in operating assets and liabilities used cash of $11,783,000 primarily by increases in inventory of $12,620,000. The increases in inventory primarily relate to the timing of customer deliveries and milestone payments on certain defense related contracts, which should be fulfilled during the second half of 2003. Cash received from the exercise of stock options was $1,043,000 compared to $1,741,000 in 2002. The net cash used by operating activities of discontinued operations was $9,814,000 in the first six months of 2003. This use is primarily due to increased accounts receivable from ETI that is expected to be collected as ETI completes its deliveries and obligations to MUNI under its contract.

In addition, in April 2003, the Company filed an application for a tax refund of $16,822,055, related to the Company's 2002 net loss. At June 30, 2003, the Company had received all of the refund.

As of June 30, 2003, the Company has recorded net deferred tax assets of approximately $16,653,000. Management believes the Company will generate sufficient taxable income in future years to realize this benefit.

Although the Company has experienced lower pension results due to the downward trend in interest rates and pension asset losses in the securities markets as of the measurement date of December 31, 2002, the Company does not anticipate having to contribute cash to its pension plan during 2003. However, it plans to contribute $118,000 to the union plan in the Energy segment.

On June 28, 2001, the Company and certain of its subsidiaries entered into a Loan and Security Agreement (the "Agreement") with Fleet Capital Corporation. The Agreement has a term of three years and provides for letters of credit and cash borrowing, subject to a borrowing base. Credit advances may increase to $32,000,000 provided that amounts in excess of $25,000,000 are cash-collateralized. In March 2003, a Waiver and Amendment Agreement was entered into whereby covenant violations as of December 31, 2002 were waived and the covenants were amended. At June 30, 2003 there were no cash borrowings under the Agreement. The letter of credit obligations outstanding at June 30, 2003 were $4,180,000.

A subsidiary of the Company also has a $2,000,000 line of credit with a bank which may be used for cash borrowings or letters of credit. This agreement renewed the previous agreement until May 1, 2004. At June 30, 2003, the subsidiary had no cash borrowings and $484,000 of letters of credit outstanding. The Company currently has no significant fixed commitment for capital expenditures. The Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements for the remainder of the year.

Restructuring Charges

Detroit Stoker Company (Detroit Stoker), a wholly owned subsidiary of the Company ceased its foundry operation conducted by its wholly owned subsidiary, Midwest Metallurgical Laboratory, Inc. (Midwest), effective May 17, 2002. In conjunction with the ceased operations the Company had written off the value of all Midwest's assets in 2002.

During 2002 Detroit Stoker incurred severance and other cash charges totaling approximately $1,287,000 related to the restructuring including operating losses of Midwest. In addition, the Company accelerated depreciation of its foundry facility during the foundry's operating period in 2002. Depreciation of this facility was $3,420,000 during 2002. No additional expenses were incurred in 2003.

Contingent Matters

In connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of June 30, 2003. No assurances can be given, however, as to the Company's liability if the Company's partners or subcontractors are unable to perform their obligations.

In February 2000, the Czech Export Bank (CEB) approved credit facilities to ETI and two Skoda subsidiaries in order to finance the design and manufacture of electric trolley buses for the city and county of San Francisco (MUNI). These credit facilities, partially guaranteed by the Czech Government's Export Guarantee and Insurance Corporation (EGAP), were repaid during 2002.

The Company has previously agreed to guaranty certain indemnification obligations related to surety bond arrangements between ETI and its MUNI customer.

The first of these surety bond indemnification obligations is associated with progress payments received by ETI that related to the MUNI contract. In January 2003, this bond was reduced to $9,100,000 and it is expected to be eliminated when the MUNI customer accepts certain deliveries during 2003. Although the Company previously agreed to jointly and severally indemnify the surety up to the full value of this progress payment bond, if necessary, Skoda retains its 65% obligation that is partially guaranteed by EGAP.

In addition, regarding other existing surety bonds that guarantee performance under the MUNI contract, the Company has previously agreed to indemnify the surety, if necessary, for up to approximately $33,000,000. These bonds and the Company's related indemnification obligations are expected to be released upon ETI's issuance of a warranty bond at the conclusion of the production phase of the contract. The Company has previously agreed to indemnify the surety up to 35% of the warranty bond amount when such bond, that is expected to be about

$20,0000,000, is issued. The Company will likely be required to provide the surety with some amount of collateral to support this indemnity.

Although AAI may provide up to $3,000,000 of funds to ETI on a temporary basis, it is expected that ETI will have sufficient working capital to complete the MUNI program and repay such advances.

The Dayton electric trolley bus contract required a performance bond of about $16,000,000 that was outstanding at December 31, 2002. The Company had agreed to jointly and severally indemnify the surety, if necessary, under this bond. In February 2003, the Company was released from this $16,000,000 bond.

The Company is involved in various lawsuits and claims, including asbestos related litigation and environmental matters. There have been no material changes in litigation since the Company filed its annual report on Form 10-K for the year ended December 31, 2002 (except as set forth in the financial statements and notes thereto referenced in the next sentence). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002 and to Note H to the financial statements included herein.

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


ITEM 4  - CONTROLS AND PROCEDURES

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
                           Part II - Other Information

ITEM 1  - LEGAL PROCEEDINGS

Reference is made to the information contained in the section entitled "Contingent Matters" under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations set forth above and to Note H to the financial statements included herein, which information is incorporated herein by reference.


ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits:

            3.1 Certificate of Amendment to the Restated Certificate of Incorporation of the Company.*

            10.1 Employment Agreement dated as of June 18, 2003 between the Company and Frederick M. Strader.

            31.1 Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Exchange Act.

            31.2 Certification of Chief Financial Officer of the Company pursuant to the Rule 13a-14(a) of the Exchange Act.

            32.1 Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. '1350, as adopted by
                        Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. '1350, as adopted by
                        Section 906 of the Sarbanes-Oxley Act of 2002.

                        *Incorporated by reference to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 21, 1998.

(2) Reports on Form 8-K:

            On May 14, 2003, the Registrant filed a current report on Form 8-K containing its press release announcing its financial results for the first quarter ended March 31, 2003.

            On August 1, 2003, the Registrant filed a current report on Form 8-K containing its press release announcing its financial results for the quarter and six months ended June 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        UNITED INDUSTRIAL CORPORATION

Date  August 11, 2003                   By: /s/ James H. Perry
      ---------------                       -------------------------------
                                            James H. Perry
                                            Chief Financial Officer,
                                            Vice President and Treasurer

                          UNITED INDUSTRIAL CORPORATION

                        INDEX OF EXHIBITS FILED HEREWITH


Exhibit No.
-----------

   3.1 Certificate of Amendment to the Restated Certificate of Incorporation of the Company.*

   10.1 Employment Agreement dated as of June 18, 2003 between the Company and Frederick M. Strader.

   31.1 Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Exchange Act.

   31.2 Certification of Chief Financial Officer of the Company pursuant to the Rule 13a-14(a) of the Exchange Act.

   32.1 Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. '1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. '1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

            *Incorporated by reference to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 21, 1998.