Form 10-Q
period 2003-09-30
UNITED INDUSTRIAL CORP /DE/
filed 2003-11-14
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[X]
          For the quarterly period ended    September 30, 2003
                                             -----------------------------------

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ]

           For the transition period from               to
                                          -------------     -------------

                         Commission file number #1-4252
                                                -------

                          UNITED INDUSTRIAL CORPORATION
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                    95-2081809
 ------------------------------------------------------------------------------
  (State or other jurisdiction                    (I.R.S. Identification No.)
 of incorporation or organization)


                    124 Industry Lane, Hunt Valley, MD 21030
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)


                    570 Lexington Avenue, New York, NY 10022
-------------------------------------------------------------------------------
              FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 13,589,018 shares of common stock as of November 1, 2003.

                          UNITED INDUSTRIAL CORPORATION


                                      INDEX


                                                                                             Page #
                                                                                             ------
Part I - Financial Information

   Item 1.  Financial Statements

                     Consolidated Condensed Balance Sheets - Unaudited
                     September 30, 2003 and December 31, 2002                                      2

                     Consolidated Condensed Statements of Operations - Unaudited
                     Three Months and Nine Months Ended
                     September 30, 2003 and 2002                                                   3

                     Consolidated Condensed Statements of Cash Flows - Unaudited
                     Nine Months Ended September 30, 2003 and 2002                                 4

                     Notes to Consolidated Condensed Financial Statements                          5


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                         14

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                                                     24

   Item 4. Controls and Procedures                                                                24


PART II - Other Information                                                                       25


                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS
                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                    September 30                December 31
                                                                                      2003                          2002
                                                                                   -----------                 -----------
ASSETS                                                                             (Unaudited)
------
Current Assets
           Cash and cash equivalents                                                  $12,373                     $ 3,635
           Trade receivables                                                           49,272                      37,688
           Inventories
             Finished goods & work-in-process                                          14,904                      19,515
             Materials & supplies                                                       1,240                       1,436
                                                                                   -----------                 -----------
                                                                                       16,144                      20,951
           Federal income taxes receivable                                                -                        15,509
           Deferred income taxes                                                        5,643                       4,528
           Prepaid expenses & other current assets                                      2,165                       1,351
           Assets of discontinued operations                                           12,106                      14,042
                                                                                   -----------                 -----------
                     Total Current Assets                                              97,703                      97,704
Deferred income taxes                                                                  11,548                      11,531
Other assets                                                                            7,612                       7,421
Insurance receivable - asbestos litigation                                             20,324                      20,343
Property & equipment - less allowances
 for depreciation (2003-$88,824; 2002-$86,400)                                         21,669                      21,196
                                                                                   -----------                 -----------
                                                                                     $158,856                    $158,195
                                                                                   ===========                 ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
           Accounts payable                                                           $11,037                    $ 11,711
Accrued employee compensation & taxes                                                  11,647                      12,043
           Customer advances                                                            5,639                       6,211
           Federal income taxes payable                                                 5,279                         -
           Reserve for contract losses                                                  2,035                       2,050
           Other current liabilities                                                    4,498                       3,682
           Liabilities of discontinued operations                                      15,489                      11,513
                                                                                   -----------                 -----------
                     Total Current Liabilities                                         55,624                      47,210
Other long-term liabilities                                                            23,012                      23,226
Minimum pension liability                                                              12,596                       8,276
Reserve for asbestos litigation                                                        31,647                      31,852

Shareholders' Equity
           Common stock $1.00 par value
           Authorized - 30,000,000 shares; outstanding 13,414,018 shares and
           13,067,918 shares - September 30, 2003 and December 31, 2002 (net of
           shares in treasury)                                                         14,374                      14,374
           Additional capital                                                          88,080                      92,085
           Retained deficit                                                           (26,633)                    (16,254)
           Treasury stock, at cost, 960,130 shares
           at September 30, 2003 and 1,306,230 shares at
           December 31, 2002                                                           (7,582)                    (10,312)
           Accumulated other comprehensive loss                                       (32,262)                    (32,262)
                                                                                   -----------                 -----------
Total Shareholders' Equity                                                             35,977                      47,631
                                                                                   -----------                 -----------
                                                                                      158,856                    $158,195
                                                                                   ===========                 ===========

See accompanying Notes to Consolidated Condensed Financial Statements

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, except per share amounts)

                                                                Three Months Ended                       Nine Months Ended
                                                                   September 30                           September 30
                                                                 -----------------                      ------------------
                                                            2003                2002                 2003               2002
                                                            ----                ----                 ----               ----
                                                                                      (Unaudited)
 Net sales                                               $ 69,273             $ 67,109           $ 227,752            $189,304
 Cost of sales                                             53,733               51,703             180,661             151,475
                                                         ---------            ---------           ---------           ---------
 Gross profit                                              15,540               15,406              47,091              37,829

 Selling & administrative expenses                         11,299                8,508              33,422              26,783
 Pension income                                              (135)                (408)               (406)             (1,250)
 Other operating (income) expense - net                        21                   (2)                695                 420
                                                         ---------            ---------           ---------           ---------

 Total operating income                                     4,355                7,308              13,380              11,876
                                                         ---------            ---------           ---------           ---------

 Non-operating income and (expense)
    Interest income                                            44                    2                  84                  46
    Other income                                               48                   10                 184                  69
    Interest expense                                          (16)                (141)                (40)               (562)
    Equity in net income
       of joint venture                                        45                   10                  54                  67
    Other expenses                                            (85)                (146)               (272)               (352)

                                                               36                 (265)                 10                (732)
                                                         ---------            ---------           ---------           ---------
 Income from continuing operations
    before income taxes                                     4,391                7,043              13,390              11,144

 Income taxes                                               1,590                2,581               4,757               3,968
                                                         ---------            ---------           ---------           ---------

 Income from continuing operations                          2,801                4,462               8,633               7,176

 Loss from discontinued operations -
   net of income tax credit of $9,015 and
   $993 for the three months and
   $10,232 and $14,281 for the nine months
   ended September 30, 2003 and 2002,
   respectively                                           (16,751)              (1,844)            (19,011)            (26,535)
                                                         ---------            ---------           ---------           ---------

 Net (loss) income                                      $ (13,950)             $ 2,618           $ (10,378)           $(19,359)
                                                         =========            =========           =========           =========

   Basic earnings per share:
     Income from continuing operations                      $ .21                $ .34               $ .66              $  .55
                                                         =========            =========           =========           =========
     Loss from discontinued operations                     $(1.26)               $(.14)             $(1.44)             $(2.04)
                                                         =========            =========           =========           =========
     Net (loss) income                                    $ (1.05)               $ .20               $(.79)             $(1.49)
                                                         =========            =========           =========           =========

   Diluted earnings per share:
     Income from continuing operations                      $ .21                $ .32               $ .63              $  .52
                                                         =========            =========           =========           =========
     Loss from discontinued operations                     $(1.23)               $(.13)             $(1.39)             $(1.93)
                                                         =========            =========           =========           =========
     Net (loss) income                                     $(1.03)               $ .19              $ (.76)             $(1.41)
                                                         =========            =========           =========           =========


 See accompanying Notes to Consolidated Condensed Financial Statements.

                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                    Nine Months Ended September 30
                                                                                    ------------------------------
                                                                                       2003                  2002
                                                                                       ----                  ----
OPERATING ACTIVITIES                                                                         (Unaudited)
--------------------
Net loss                                                                           $ (10,378)            $(19,359)
Adjustments to reconcile net loss
 to net cash provided by (used for)
 operating activities:
 Loss from discontinued operations,
    net of income tax benefit                                                         19,011               26,535
 Pension expense, net                                                                  4,438                  550
 Continuing operations tax refund,resulting
    from discontinued operations losses                                               16,822                  -
 Depreciation and amortization                                                         3,906                7,390
 Increase in deferred income taxes                                                    (1,133)                 (73)
 Decrease in provision for contract losses                                               (15)                (297)
 Changes in operating assets and liabilities                                          (8,908)              (1,098)
 (Increase) decrease in other assets - net                                              (268)                (416)
 Decrease in long-term liabilities                                                      (538)              (2,621)
 Increase (decrease) in federal income
    taxes payable                                                                      3,966               (6,620)
 Equity in net income of joint venture                                                   (54)                 (67)
 Restructuring charge                                                                    492                  425
                                                                                    ---------            ---------
 Net Cash Provided by Continuing Operations                                           27,341                4,349
 Net Cash Used for
   Discontinued Operations                                                           (13,098)             (26,373)
                                                                                    ---------            ---------
 Net Cash Provided by (Used for)
   Operating Activities                                                               14,243              (22,024)

INVESTING ACTIVITIES
Purchase of property and equipment                                                    (4,213)              (1,898)
Proceeds from sale of assets for
   discontinued operations                                                                 -               20,756
Increase in amount due from investee for
    discontinued operations                                                           (1,722)              (1,168)
Repayment of advances by investee of discontinued
    operations                                                                         1,722                  232
Advances to joint venture                                                                  -                  (97)
Repayment of advances by joint venture                                                     -                   64
                                                                                    ---------            ---------

 Net Cash (Used for) Provided by Investing Activities                                 (4,213)              17,889

FINANCING ACTIVITIES
Proceeds from exercise of stock options                                                2,663                1,830
Dividends                                                                             (3,955)              (2,605)
Proceeds from borrowings                                                                   -                2,250
                                                                                    ---------            ---------
 Net Cash (Used for) Provided by
    Financing Activities                                                              (1,292)               1,475
                                                                                    ---------            ---------
 Increase (Decrease) in cash and cash equivalents                                      8,738               (2,660)
 Cash and cash equivalents at beginning of period                                      3,635                5,496
                                                                                    ---------            ---------
 Cash and cash equivalents at end of period                                         $ 12,373              $ 2,836
                                                                                    =========            =========


See accompanying Notes to Consolidated Condensed Financial Statements.

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES


    Notes to Consolidated Condensed Financial Statements

    September 30, 2003


    NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.


    NOTE B -  SEGMENT INFORMATION - CONTINUING OPERATIONS


    (dollars in thousands)                                           Defense          Energy             Other             Totals
                                                                     -------          ------             ------            ------
    Three months ended September 30, 2003
    -------------------------------------
    Revenues from external customers                                 $62,242          $ 7,031          $    -              $69,273
    Equity profit in venture                                              45              -                 -                   45
    Segment profit (loss)                                              3,809            1,145             (563)              4,391

    Income before income taxes                                                                                             $ 4,391
                                                                                                                          ========

    Nine months ended September 30, 2003
    ------------------------------------
    Revenues from external customers                                $206,132          $21,620           $   -             $227,752
    Equity profit in venture                                              54              -                 -                   54
    Segment profit (loss)                                             12,116            2,701           (1,427)             13,390

    Income before income taxes                                                                                            $ 13,390
                                                                                                                          ========

    Three months ended September 30, 2002
    -------------------------------------
    Revenues from external customers                                 $59,126          $ 7,983          $   -              $ 67,109
    Equity profit in venture                                              10              -                -                    10
    Segment profit                                                     5,129            1,726              188               7,043

    Income before income taxes                                                                                            $  7,043
                                                                                                                          ========

    Nine months ended September 30, 2002
    ------------------------------------
    Revenues from external customers                                $166,155          $23,149           $  -              $189,304
    Equity profit in venture                                              67              -                -                    67
    Segment profit (loss)                                             11,536              (66) (1)        (326)             11,144
                                                                                                                          --------

    Income before income taxes                                                                                            $ 11,144
                                                                                                                          ========


-----------------
(1)Includes a $4,708 restructuring charge related to the closing of a foundry operated by Midwest Metallurgical Laboratory, Inc., a wholly owned indirect subsidiary of the Company reported in the Energy segment.

NOTE C - STOCK-BASED COMPENSATION

The Company has elected to continue to account for its stock-based compensation plan in accordance with Accounting Principles Board Opinion No. 25, ("Accounting for Stock Issued to Employees") (APB 25), whereby compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Had compensation cost been determined consistent with the fair value method set forth under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), for all awards outstanding during 2003 and 2002 under the plans, income and income per common share from continuing operations would have decreased to the pro forma amounts indicated below:



                                                              Three Months Ended                        Nine Months Ended
(Dollars in Thousands, except per share data)                   September 30                              September 30
                                                         ---------------------------                ------------------------
                                                              2003                 2002                2003              2002
                                                              ----                 ----                ----              ----
Income from continuing operations
  As reported                                              $ 2,801               $4,462              $8,633            $7,176
  Total employee stock compensation
    expense determined under fair
    value method, net of tax                                   161                  199                 514               573
                                                        ----------           ----------          ----------        ----------
   Pro forma                                               $ 2,640             $  4,263            $  8,119         $   6,603
                                                        ==========           ==========          ==========        ==========
Income per common share
from continuing operations:
As reported:
       Basic                                                  $.21                 $.34                $.66              $.55
       Diluted                                                 .21                  .32                 .63               .52
   Pro forma:
       Basic                                                   .20                  .33                 .62               .51
       Diluted                                                 .19                  .31                 .59               .48


NOTE D - WEIGHTED AVERAGE SHARES

                                                              Three Months Ended                       Nine Months Ended
                                                                 September 30                             September 30
                                                         ---------------------------                ------------------------
                                                           2003                 2002                   2003           2002
                                                           ----                 ----                   ----           -----
Weighted average shares                                 13,267,238           13,065,485          13,158,525        13,020,535
Dilutive effect of stock options                           330,180              670,434             494,708           708,512
                                                        ----------           ----------          ----------        ----------

Diluted weighted average shares                         13,597,418           13,735,919          13,653,233        13,729,047
                                                        ==========           ==========          ==========        ==========

NOTE E - OTHER OPERATING EXPENSES, NET, OTHER INCOME, NET, OTHER EXPENSES

                                                            Three Months Ended                        Nine Months Ended
                                                             September 30                              September 30
                                                         -----------------------                 ------------------------
                                                         2003              2002                   2003              2002
                                                        ------            ------                 ------            ------
(Dollars in Thousands)
OTHER OPERATING EXPENSES, NET

Reduction of deferred
  compensation liability                               $  (34)           $  (57)                $ (138)          $  (171)
Consulting and legal fees related
  to asbestos matters                                       -                 -                    667                 -
Amortization of intangibles                                55                51                    166               166
Expenses related to closing
    of subsidiary                                           -                 4                      -               425
                                                       -------           -------                -------           -------

Total other operating (income)
 expenses, net                                         $   21           $    (2)                $  695            $  420
                                                       =======           =======                =======           =======

OTHER INCOME, NET

Royalties and commissions                              $    6             $  10                 $   59            $   11
Insurance adjustment                                       34                 -                     34                 -
(Loss) gain on sale of assets                              (2)                -                     31                 -
Other                                                      10                 -                     60                58
                                                       -------           -------                -------           -------

Total other income                                     $   48            $   10                 $  184            $   69
                                                       =======           =======                =======           =======

OTHER EXPENSES

Miscellaneous items, none of
   which are material                                      85               146                    272               352
                                                       -------           -------                -------           -------

Total other expenses                                   $   85            $  146                  $ 272             $ 352
                                                       =======           =======                =======           =======


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

In January 2003, the FASB issued Interpretation No. 46,"Consolidation of Variable Interest Entities" which requires the consolidation of variable interest entities, as defined. This interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective December 15, 2003. The Company is in the process of evaluating the impact of this new statement on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

NOTE G - DISCONTINUED BUSINESS SEGMENT

Assets and liabilities of the discontinued transportation operations have been reclassified as current as follows:

                                                                                     September 30          December 31
(Dollars in Thousands)                                                                   2003                2002
                                                                                         ----                ----
Assets
Current Assets
   Trade receivables                                                                    $    -              $   908
   Inventories                                                                              172               9,013
   Prepaid expenses and other current assets                                                 51                  51
   Deferred taxes                                                                        11,883               4,070
                                                                                       --------             -------


Total Current Assets                                                                   $ 12,106             $14,042
                                                                                       ========             =======

Liabilities
Current Liabilities
   Accounts payable                                                                     $   754             $ 1,674
   Accrued employee compensation and taxes                                                  758               1,052
   Customer advances                                                                          1               1,087
   Reserve for shutdown costs, impairment and other                                       5,019               7,300
   Other                                                                                  8,957                 400
                                                                                         ------             -------

Total Liabilities                                                                      $ 15,489             $11,513
                                                                                       ========             =======

Summary results of the transportation segment which have been classified separately, were as follows:


                                                              Three Months Ended                           Nine Months Ended
                                                                September 30                                September 30
                                                          --------------------------                  --------------------------
                                                            2003               2002                   2003                    2002
                                                            ----               ----                   ----                    -----

Revenue                                                  $ 3,870            $ 2,124                $12,013                $ 25,197
                                                       ==========         ==========             ==========              ==========

Loss before income taxes                               $ (25,766)           $(2,837)              $(29,243)               $(40,816)
Income taxes benefit                                       9,015                993                 10,232                  14,281
                                                       ----------         ----------             ----------              ----------
Net Loss from discontinued
 operations                                            $ (16,751)          $ (1,844)              $(19,011)               $(26,535)
                                                       ==========         ==========             ==========              ==========


                                                                                                           Nine Months Ended
                                                                                                            September 30
                                                                                                       ------------------------
                                                                                                      2003                 2002
                                                                                                      ----                 ----
Net Cash (Used for) Provided by
   Discontinued Operations
Net Loss                                                                                         $ (19,011)               $(26,535)
Changes in operating assets and liabilities                                                         16,007                  19,397
Increase in deferred taxes                                                                          (7,813)                 (3,000)
Decrease in reserve
 for shutdown costs, impairment and other                                                           (2,281)                (28,054)

Other                                                                                                  -                    11,819
                                                                                                  ---------              ----------
Net Cash Used for
 Discontinued Operations                                                                         $ (13,098)              $ (26,373)
                                                                                                 ==========              =========

NOTE H  - COMMITMENTS AND CONTINGENCIES

Overview
--------

The Company is involved in various lawsuits and claims, including asbestos related litigation and environmental matters. Except as set forth below, there have been no material changes in litigation since the Company filed its annual report on Form 10-K for the year ended December 31, 2002, and except as set forth below, management of the Company (Management) believes that the ultimate amount of liability, if any, under the pending litigation will not have a materially adverse effect on the Company's financial position, results of operations or cash flows. No assurance can be given, however, as to the actual amount of the Company's liabilities or recoveries, and the differences from estimated amounts could be material.

Detroit Stoker Company Environmental Matter
-------------------------------------------

Detroit Stoker Company (Detroit Stoker), a wholly owned subsidiary of the Company, was notified in March 1992 by the Michigan Department of Natural Resources (MDNR) that it is a potentially responsible party in connection with the cleanup of a former industrial landfill located in Port of Monroe, Michigan. MDNR is treating the Port of Monroe landfill site as a contaminated facility within the meaning of the Michigan Environmental Response Act (MERA). Under MERA, if a release or a potential release of a discarded hazardous substance is or may be injurious to the environment or to the public health, safety, or welfare, MDNR is empowered to undertake or compel investigation and response activities in order to alleviate any contamination threat. Detroit Stoker intends to aggressively defend any potential claims. Management does not believe that the resolution of this matter will have a materially adverse effect on the Company's financial condition or results of operations. No assurances can be given, however, as to the actual extent to which the Company may be determined to be liable, if at all.

Asbestos
--------

UIC and its Detroit Stoker subsidiary have also been named as defendants in asbestos-related personal injury litigation. Neither UIC nor Detroit Stoker fabricated, milled, mined, manufactured or marketed asbestos. Detroit Stoker stopped the use of asbestos-containing materials in connection with its products in 1981.

The asbestos litigation is pending in Michigan, Mississippi, and North Dakota. During 2002, UIC and Detroit Stoker experienced a significant increase in the volume of asbestos bodily-injury claims. As of September 30, 2003, the Company has received notice that it has been named as a defendant in 507 active cases involving approximately 18,590 asbestos bodily injury claimants, of which at least 18,000 claimants are involved in cases filed before January 1, 2003. Most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Based on historical data, and the large increase in claimants over and above the projected incidence of disease relative to the Company's products, Management believes the vast majority of claimants in these cases will not be able to demonstrate that they have been exposed to the Company's asbestos-containing products or suffered any compensable loss as a result of such exposure. The direct asbestos-related expenses of the Company for defense and indemnity for the past five years were not material.

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

Based on these assumptions, other variables, and the reports of both the Asbestos and Insurance Consultants that were completed during the first quarter of 2003, the Company recorded a reserve for its estimated bodily injury liabilities for asbestos-related matters through 2012 in the amount of $31,852,000 as of December 31, 2002, including damages and defense costs. The Company also recorded an estimated insurance recovery as of December 31, 2002 of $20,343,000 reflecting the estimate determined to be probable of being available to mitigate the Company's potential asbestos liability through 2012. The asbestos liability for the three and nine months ended September 30, 2003 decreased by $120,000 and $205,000, respectively, due to the payment of claim related expenses.

Management has concluded that consideration of asbestos-related activity through 2012 represents a period for which a reasonable and reliable forecast of liability and insurance recoveries can be projected. Beyond 2012 a reasonable estimate cannot be determined. That conclusion is based upon a number of factors, including 1) the uncertainties inherent in estimating asbestos claims, payments and insurance recoveries, 2) knowledge that prior to 2002 the number of claims filed against the Company and the related average settlement costs were not significant, and 3) consultations with the Asbestos and Insurance Consultants. Accordingly, the net provision does not take into account either asbestos liabilities or insurance recoveries for any period past 2012.

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

After considering the efforts of both consultants and based upon the facts as now known, including the reasonable possibility that claims will be received and paid over the next 50 year period, Management believes that although asbestos claims could have a material adverse effect on the Company's financial condition or results of operations in a particular reporting period, asbestos claims should not have a material adverse effect on the Company's long term financial condition, liquidity or results of operations. No assurance can be given, however, as to the actual amount of the Company's liability for such present and future claims or insurance recoveries, and the differences from estimated amounts could be material.

Other Lawsuits and Claims
-------------------------

The Company is involved in various other lawsuits and claims, including another environmental matter, arising out of the normal course of its continuing and discontinued businesses. In the opinion of Management, the ultimate amount of liability, if any, under pending litigation, including claims described above, will not have a material adverse effect on the Company's financial position, results of operations or cash flows. No assurances can be given, however, as to the actual amount of the Company's liabilities or recoveries, and the differences from estimated amounts could be material.

Other Performance Guarantees
----------------------------

In connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of September 30, 2003. No assurances can be given, however, as to the Company's liability if the Company's partners or subcontractors are unable to perform their obligations.

Discontinued Transportation Operations Performance Guarantees
-------------------------------------------------------------

In connection with the discontinued transportation operations, AAI Corporation
(AAI), a wholly owned subsidiary of the Company, owns 35% of Electric Transit, Inc. (ETI). The remaining 65% of ETI is owned by Skoda, a.s. (Skoda), a Czech Republic company. ETI's one remaining production contract is with the San Francisco Municipal Railway (MUNI) and involves the design and manufacture of 273 electric trolley buses (ETB's). In executing its contract with MUNI, ETI has entered into subcontracts with AAI, certain Skoda operating affiliates and others. Both AAI and the Skoda operating affiliates have essentially completed their initial delivery requirements and are now subject to warranty requirements. Currently, ETI is in the process of completing the final assembly and delivery of the remaining ETB's. At November 1, 2003, ETI had delivered 235 of the 273 ETB's in the MUNI order. In addition, ETI is completing a retrofit program that incorporates final design changes for many of the previously delivered buses.

The Company has agreed to certain indemnification obligations related to surety bond arrangements between ETI and its MUNI customer.

The first of these surety bond indemnification obligations is associated with progress payments received by ETI that related to the MUNI contract. In January 2003, this bond was reduced to $9,100,000 and reduced again in August of 2003 to $1,350,000. The elimination of this bond is related to the MUNI customer's acceptance of certain deliveries. Although the Company previously agreed to jointly and severally indemnify the surety up to the full value of this progress payment bond, if necessary, Skoda retains its 65% obligation that is partially guaranteed by the Czech Export Bank.

In addition, regarding the two other existing surety bonds that guarantee performance (Performance Bond), and payment to subcontractors and vendors for labor and materials (Labor and Materials Bond) provided to ETI under the MUNI contract, the Company has previously agreed to indemnify the surety, if necessary, for up to approximately $14,800,000 under each bond. Unless a claim is made against the bonds, they and the Company's related indemnification obligations are contractually required to be released upon ETI's issuance of a warranty bond at the conclusion of the production phase of the contract. The Company has previously agreed to indemnify the surety up to 35% of the warranty bond amount which would be expected to be about $20,000,000. The Company will likely be required to provide the surety with some amount of collateral to support this indemnity.

The ability of ETI to perform under its obligations is, in part, dependent on the performance of other parties, including AAI, the Skoda operating affiliates and other subcontractors. Thus, the ability to timely perform under these contracts is outside AAI's control. In addition, while Skoda's operating affiliates performed under their contracts with ETI through September 30, 2003, during 2001 Skoda declared bankruptcy in the Czech Republic. During 2002, the discontinued transportation operations of the Company began recording 100%, instead of 35%, of ETI's losses because of Skoda's apparent inability to meet its financial obligations under ETI's shareholder agreement and AAI's contractual indemnification of the surety of certain of ETI's performance criteria noted above. The additional losses recorded by the Company for Skoda's 65% share of ETI's losses totaled $15,596,000 and $66,000 during the third quarter of 2003 and 2002, respectively, and $15,853,000 and $5,832,000 for the first nine months of 2003 and 2002, respectively. Since January 1, 2002, AAI has recorded $33,117,000 of losses related to ETI that represent Skoda's 65% share. If Skoda is required to provide ETI with additional funding beyond the amounts already provided for by AAI on Skoda's behalf and Skoda continues to fail to do so, or if ETI is unable to meet its performance obligations, the performance criteria indemnification agreements by AAI could have a material adverse effect on the Company's results of operations, liquidity or financial condition. AAI monitors the progress of ETI, Skoda and ETI's other subcontractors.

AAI has agreed to provide up to $3,000,000 of funds to ETI pursuant to a callable on demand revolving credit agreement. Accordingly, it is expected that ETI will have sufficient working capital to complete the MUNI program. At September 30, 2003 there were no borrowings under this agreement by ETI.

Although AAI has essentially completed its MUNI subcontract effort, it has continued to provide support to ETI as ETI satisfies its remaining commitment to MUNI. Skoda's apparent inability to fund its share of ETI's obligations coupled with the additional losses expected to be incurred by ETI have caused the Company to reassess its continued support of ETI while ETI pursues opportunities to mitigate the MUNI program's cost growth.

The Company believes it has provided for ETI's estimated MUNI program losses through completion as well as its accounts receivable from ETI that may not be recoverable from ETI due to ETI's poor financial condition. In addition, the Company is investigating its loss mitigation alternatives that could provide a recovery in whole or part of such receivables and/or reduction of the losses incurred by ETI and/or funded to ETI by the Company. No assurances can be given, however, as to the amount, if any, or timing of a recovery.

ETI's Dayton electric trolley bus contract that is currently in its warranty phase, required a performance bond of about $16,000,000 that was outstanding at December 31, 2002. The Company had agreed to jointly and severally indemnify the surety, if necessary, under that bond. In February 2003, the Company was released from this $16,000,000 bond.

On July 26, 2002, the Company sold two transportation overhaul contracts with the New Jersey Transit Corporation and Maryland Transit Administration and related assets and liabilities to Alstom Transportation, Inc. ("Alstom"). The Company agreed to indemnify Alstom against certain breaches by AAI of representations and covenants pursuant to the Master Agreement ("Agreement"). Certain of such indemnity claims are subject to a requirement that notice be given within nine months of the closing and are subject to a maximum exposure of $4,250,000. Other indemnification claims are not so limited.

On March 3, June 5 and November 5, 2003, Alstom raised certain indemnification matters totaling about $19 million to the Company to be discussed by Alstom's and the Company's respective managements.

The Company has requested further documentation concerning Alstom's claims. These matters are still pending and the Company is unable to determine whether the Company may have any liability with repect thereto, and if so, to what extent.


NOTE I  - DIVIDENDS

A quarterly dividend of $0.10 per share was paid on September 12, 2003.


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

Results of Operations
---------------------

The following information primarily relates to the continuing operations of United Industrial Corporation and consolidated subsidiaries. The Transportation segment is reflected as a discontinued operation in the Company's consolidated condensed financial statements as of and for the three month and nine month periods ended September 30, 2003 compared to three and nine months ended September 30, 2002.

Consolidated net sales from continuing operations increased by $2,164,000 or 3.2% to $69,273,000 in the third quarter of 2003 from $67,109,000 during the same period in 2002. The Defense segment increased sales by $3,116,000 or 5.3% to $62,242,000 in the third quarter of 2003 from $59,126,000 during the same period in 2002. The Defense segment increase was generally due to the commencement of the full-rate production contract for the Shadow 200 Tactical Unmanned Aerial Vehicle (TUAV) and increased production of the Joint Services Electronic Combat Systems Tester (JSECST) partially offset by the completion of certain foreign Unmanned Aerial Vehicle (UAV) programs in 2003. Additionally, revenues of $3,208,000 associated with the Shadow TUAV deployment in support of Operation Iraqi Freedom were recognized during the quarter. The Energy segment sales decreased $952,000 or 11.9 % to $7,031,000 during the third quarter of 2003 from $7,983,000 during the same period in 2002 due to the timing of orders and deliveries to customers.

Consolidated net sales from continuing operations increased by $38,448,000 or 20.3% to $227,752,000 in the first nine months of 2003 from $189,304,000 during the same period in 2002. The Defense segment increased sales by $39,977,000 or 24.1% to $206,132,000 in the first nine months of 2003 from $166,155,000 during the same period in 2002. The increase was generally due to the commencement of the Shadow 200 TUAV full-rate production contract and increased production of the JSECST. Additionally, the Defense segment recorded revenues of $5,322,000 related to deployment of the Shadow TUAV in support of Operation Iraqi Freedom. The Energy segment sales decreased $1,529,000 or 6.6% to $21,620,000 in the first nine months of 2003 from $23,149,000 during the same period in 2002. This decrease was due to the timing of orders and deliveries to customers.

The gross margin for continuing operations increased $134,000 or 0.9% to $15,540,000 (22.4% of sales) from $15,406,000 (23.0% of sales) in the third quarter of 2003 compared to the third quarter of 2002. The Defense segment gross margin increased $466,000 to $12,537,000 (20.1% of sales) from $12,071,000
(20.4% of sales) in the third quarter of 2003 compared to the third quarter of 2002. The increase was primarily attributable to increased sales volume in the UAV and Simulation and Test product lines. In addition, the increase in the Defense segment margin in 2003 was partially offset by lower pension plan performance which resulted in higher pension expense. The pension expense included in the cost of sales in this segment was $1,615,000 and $600,000 in the third quarter of 2003 and 2002, respectively. The increase in pension expense was due primarily to the downward trend in the securities markets and interest rates as of the pension plan's most recent measurement date of December 31, 2002. Although the total gross profit amount in the Defense segment increased during the third quarter of 2003 compared to 2002, the gross profit as a percent of sales decreased. During the third quarter of 2002, the program mix in the Defense segment included higher margin international sales that favorably impacted earnings. However, during the third quarter of 2003 the Defense segment experienced improved margins on domestic programs. The gross margin in the Energy segment decreased $332,000 to $3,003,000 (42.7% of sales) from a gross profit of $3,335,000 (41.8% of sales) during the third quarter of 2003 compared to the third quarter of 2002. This decrease is generally attributable to a decrease in the overall sales volume during the third quarter of 2003. The overall gross margin percentage increased however, primarily due to changes in the product mix of sales.

The gross margin for continuing operations increased $9,262,000 or 24.5% to $47,091,000 (20.7% of sales) from $37,829,000 (19.9% of sales) for the first nine months of 2003 compared to the same period in 2002. The Defense segment gross margin increased $5,788,000 to $38,243,000 (18.6% of sales) from $32,455,000 (19.5% of sales) for the first nine months of 2003 compared to the same period in 2002. The increase was primarily attributable to increased sales volume in the UAV and Simulation and Test product lines. Although the total gross profit amount in the Defense segment increased during the first nine months of 2003 compared to 2002, the gross profit as a percent of sales decreased. During the first nine months of 2002, the program mix in the Defense segment that included higher margin international sales favorably impacted earnings. However, during the first nine months of 2003 the Defense segment experienced improved margins on domestic programs. The decrease in defense margins as a percentage of sales in 2003 was also due to higher pension plan expense in 2003 as well as an insurance recovery of $271,000 in the first quarter of 2002. The pension expense included in cost of sales in the Defense segment for the first nine months of 2003 was $4,844,000 compared to pension expense of $1,800,000 included in the cost of sales in the same period of 2002. The increase in pension expense was due primarily to the downward trend in the securities markets and interest rates as of the pension plan's most recent measurement date of December 31, 2002. The gross margin in the Energy segment increased $3,475,000 to $8,848,000 (40.9% of sales) from a gross margin of $5,373,000 (23.2% of sales) during the first nine months of 2003 compared to the same period in 2002. The Energy segment cost of sales for the first nine months 2002 included a charge of $3,420,000 for accelerated depreciation of assets related to the closing of Midwest Metallurgical Laboratory, Inc. (Midwest) a previously indirect subsidiary of the Company in the Energy Segment engaged in foundry operations (See "Restructuring Charges", below.) Also, contributing to the margin increase was lower cost castings, the manufacturing of which was outsourced in connection with the decision to close Midwest during 2002.

Selling and administrative expenses for continuing operations for the third quarter of 2003 increased $2,791,000 or 32.8% to $11,299,000 (16.3% of sales)
from $8,508,000 (12.7% of sales) compared to the same period in 2002. The overall increase in selling and administrative expenses occurred primarily in the Defense segment. Selling and administrative expenses in the Defense segment increased $1,926,000 or 27.6% to $8,912,000 (14.3% of sales) in the third quarter of 2003 from $6,986,000 (11.8% of sales) in the third quarter of 2002. The overall increase in these expenses in the Defense segment was due to a general increase in costs of $927,000, reallocated corporate expenses of $350,000 primarily caused by reduced allocations to the discontinued transportation operations, licensing fees of $250,000 associated with a cooperative marketing agreement, higher research and development, and bid and proposal costs of $217,000 and increases in insurance expenses of $182,000. Selling and administrative expenses in the Energy segment decreased $4,000 or 0.2% to $2,024,000 (28.8% of sales) in the third quarter of 2003 from $2,028,000
(25.4% of sales) in the third quarter of 2002. Selling and administrative expenses in the Other segment increased $869,000 of which $492,000 was related to severance costs for terminated employees incurred in connection with the closing of the New York office and the relocation of the investor relations, Corporate Secretary and certain accounting functions to the Company's headquarters in Hunt Valley, Maryland, which is also the headquarters of the Company's AAI Corporation Defense segment subsidiary, as well as $377,000 of other costs associated with the New York office. The Company will likely maintain higher general and administrative expenses during 2003, including those related to aggressive pursuit of new business opportunities, in support of its growth objectives.

Selling and administrative expenses for continuing operations increased $6,640,000 or 24.8% to $33,422,000 (14.7% of sales) from $26,783,000 (14.2% of sales) in the first nine months of 2003 compared to the same period in 2002. The overall increase in selling and administrative expenses occurred primarily in the Defense segment. Selling and administrative expenses in the Defense segment increased $6,397,000 or 31.0% to $27,024,000 (13.1% of sales) in the first nine months of 2003 from $20,627,000 (12.4% of sales) in the first nine months of 2002. The overall increase in these expenses in the Defense segment was due to a general increase in costs of $1,518,000, higher research and development, and bid and proposal costs of $2,280,000, $1,000,000 of reallocated corporate expenses primarily caused by a reduced allocation base in the discontinued transportation operations, increases in insurance expenses of $659,000, licensing fees of $500,000 associated with a cooperative marketing agreement and studies performed by outside consultants of $440,000. Selling and administrative expenses in the Energy segment decreased $308,000 or 4.9% to $6,033,000 (27.9% of sales) in the first nine months of 2003 from $6,341,000 (27.4% of sales) in the first nine months of 2002. Selling and administrative expenses in the Other segment increased $551,000 due primarily to the closing of the New York office and the relocation of the investor relations, Corporate Secretary and certain accounting functions to the Company's headquarters in Hunt Valley, Maryland, which is also the headquarters of the Company's AAI Corporation Defense segment subsidiary.

Other operating expenses of the continuing operations in the third quarter of 2003 increased by $23,000 from the third quarter of 2002.

Other operating expenses of the continuing operations in the first nine months of 2003 increased by $275,000 from the first nine months of 2002. The 2003 results include asbestos related expenses of $667,000. The 2002 results included $425,000, related to the closing of Midwest both of which occurred in the Energy segment.

Other income from the continuing operations increased $38,000 and $115,000 in the third quarter and first nine months of 2003 compared with the third quarter and first nine months 2002, respectively.

Income before income taxes for continuing operations decreased $2,652,000 or 37.7% to $4,391,000 in the third quarter of 2003 from $7,043,000 for the same period in 2002. The decrease was primarily attributable to an increase in pension expenses and increases in the general and administrative costs in the Defense and Other segments.

Income before income taxes for continuing operations increased $2,246,000 or 20.2% to $13,390,000 in the first nine months of 2003 from $11,144,000 for the same period in 2002. The increase was attributed to increased sales volume in the UAV and Simulation and Test product lines of the Defense segment, partially offset by increased pension expenses and increased Defense and Other segment general and administrative costs. In addition, the first nine months of 2002 included a charge of $3,845,000 for the accelerated depreciation of assets and expenses related to the closing of Midwest.

Since December 31, 2002, the funded backlog (orders placed for which funds have been appropriated or purchase orders received) related to continuing operations decreased $13,008,000 or 4.3%. The Defense segment's funded backlog was $282,969,000 at September 30, 2003 compared to $296,117,000 at December 31,
2002. The decrease was generally due to the increased production associated with the TUAV and JSECST contracts, partially offset by additional orders received associated with the Company's C-17 Maintenance Trainer program. The Energy segment's funded backlog was $5,439,000 at September 30, 2003 compared to $5,299,000 at December 31, 2002.

Sales in the discontinued transportation operations increased $1,746,000 or 82.2% during the third quarter of 2003 to $3,870,000 from $2,124,000 during the same period in 2002. This was due to increased deliveries under its one remaining contract.

Sales in the discontinued transportation operations decreased $13,184,000 or 52.3% in the first nine months of 2003 to $12,013,000 from $25,197,000 during the same period in 2002. This was due to the planned decrease in production on existing contracts and contracts that were sold in 2002.

The loss, before taxes in the discontinued transportation operations, during the three months ended September 30, 2003 was $25,765,000 compared to a loss of $2,837,000 in the same period of 2002. The 2003 results include a loss of $23,994,000 primarily related to the loss estimated to be incurred by Electric Transit, Inc. (ETI), in which the Company's AAI subsidiary is a 35% stockholder, to complete the production and warranty phases of its one remaining contract to provide electric trolley buses to the San Francisco Municipal Railway (MUNI). Also included in the 2003 loss is $1,392,000 of costs related to idle capacity that cannot be allocated to the Company's now substantially completed MUNI subcontract and $376,000 of general and administrative expenses. Included in the third quarter 2002 loss was $1,339,000 of general and administrative expenses and $815,000 of costs related to idle capacity that cannot be allocated to the Company's MUNI subcontract. In addition, the 2002 third quarter included an increase of approximately $582,000 in estimated costs to complete the Company's MUNI subcontract. Further, the Company recorded a provision of approximately $101,000 of losses related to ETI.

The loss, before taxes, during the nine months ended September 30, 2003 in the discontinued transportation operations was $29,242,000 compared to a loss of $40,816,000 in the same period of 2002. The 2003 results include a loss of $24,389,000 primarily related to the loss estimated to be incurred by ETI to complete the production and warranty phases of its one remaining contract to provide electric trolley buses to MUNI. This loss consists of $23,800,000 related to estimated future contract losses and $589,000 related to general and administrative expenses incurred by ETI. Also included in the 2003 loss is $3,572,000 of costs related to idle capacity that cannot be allocated to the Company's now substantially completed MUNI subcontract and $1,281,000 of general and administrative expenses. Included in the 2002 loss was a $21,500,000 provision related to the sale of the Company's overhaul contracts. Also included in the loss during the first nine months of 2002 was an increase of approximately $2,933,000 in estimated costs to complete remaining contracts, $3,002,000 of general and administrative expenses, and $4,408,000 of other disposition costs related to the conveyed contracts. Further, the Company recorded a loss of approximately $8,973,000 related to estimated contract losses by ETI.

The amounts recorded as ETI losses during the three and nine month periods ending September 30, 2003 and 2002 represent 100%, instead of 35%, of the losses expected to be incurred by ETI in executing its electric trolley bus programs since it is unlikely that Skoda will have the financial capability to fund its 65% share of such losses and AAI's guaranty of certain of ETI's performance criteria described below.

During the completion of the discontinued transportation operations, the Company anticipates that the amount of overhead to be absorbed by its now substantially completed MUNI subcontract will not be sufficient to cover the total overhead incurred. The Company's discontinued transportation operations will expense the unabsorbed overhead as incurred. These charges are expected to be approximately $3,000,000 to $3,500,000 from October 1, 2003 through the third quarter of 2004. Further, general and administrative expenses related to the discontinued transportation operations that likewise will be expensed as incurred from October 1, 2003 through the third quarter of 2004 are expected to be about $1,300,000. In addition, upon completion of the discontinued transportation's production operations the Company contemplates a charge associated with the idle facility, primarily future operating lease costs, of approximately $1,000,000. Subleasing the facility space may mitigate these costs. Including the unabsorbed overhead, general and administrative expenses, and operating lease costs described above, the Company expects that it may fund the discontinued transportation operations about $18 million over the next ten years. No assurances can be given, however, as to the actual amount of the Company's liability concerning ETI's obligation to complete its one remaining contract to deliver electric trolley buses to MUNI, and exit the discontinued operations.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents increased $8,738,000 to $12,373,000 at September 30, 2003 from $3,635,000 at December 31, 2002. Net cash provided by operating activities by the continuing operations was $27,341,000 in the first nine months of 2003. Net cash provided by operating activities of the continuing operations increased primarily due to an increase in income from continuing operations and the receipt of a tax refund of $16,822,055, related to the Company's 2002 net loss from discontinued operations, partially offset by changes in operating assets and liabilities. The net cash used by operating activities of discontinued operations was $13,098,000 in the first nine months of 2003. This use is primarily due to the losses incurred by ETI as it completes its deliveries and obligations to MUNI under its contract.

Cash used by investing activities was $4,213,000 primarily due to the acquisition of equipment and tooling in the Defense segment in order to support increased production associated with various government contracts.

Net Cash used by financing activities was $1,292,000. This was primarily due to the payment of dividends offset by the receipt of cash through the exercise of employee stock options. Cash received from the exercise of stock options was $2,663,000 compared to $1,830,000 in 2002.

In November 2003, the Board of Directors of the Company authorized the repurchase of up to $10 million of the Company's common stock. The timing of the buy-back and the exact number of shares purchased will depend on market conditions. No repurchases have yet been made under this program.

As of September 30, 2003, the Company has recorded net deferred tax assets of approximately $17,191,000. Management believes the Company will generate sufficient taxable income in future years to realize this benefit.

Although the Company has experienced higher pension plan expense due to the downward trend in interest rates and pension asset losses in the securities markets as of the measurement date of December 31, 2002, the Company does not anticipate having to contribute cash to its pension plan during 2003. However, it plans to contribute $118,000 to the union pension plan that covers certain employees in the Energy segment.

On June 28, 2001, the Company and certain of its subsidiaries entered into a Loan and Security Agreement (the "Agreement") with Fleet Capital Corporation. The Agreement has a term of three years and provides for letters of credit and cash borrowings, subject to a borrowing base. The Agreement provides for up to $25,000,000 of credit advances, with a $10,000,000 cash borrowing sublimit. Credit advances may increase to $32,000,000 provided that amounts in excess of $25,000,000 are cash-collateralized. At September 30, 2003 there were no cash borrowings under the Agreement. The letter of credit obligations outstanding at September 30, 2003 under the Agreement were $4,004,000. During the third quarter of 2003, an amendment to the Agreement was entered into whereby, among other things, the financial covenants were modified and the amount of the Company's Common Stock that may be repurchased during the term of the Agreement was increased from $5,000,000 to $10,000,000. Subsequently, Fleet Capital Corporation delivered a letter to the Company which, among other things, further modified the financial covenants and instituted a borrowing base reserve of $6,000,000 on the total credit facility, with a $3,000,000 reserve being applied to the $10,000,000 cash borrowing sublimit (resulting in maximum cash borrowing availability of $7,000,000).

In addition, a subsidiary of the Company also has a $2,000,000 line of credit with a bank which may be used for cash borrowings or letters of credit. This agreement renewed the previous agreement until May 1, 2004. At September 30, 2003, the subsidiary had no cash borrowings and $687,000 of letters of credit outstanding. The Company currently has no significant fixed commitment for capital expenditures. The Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements for the remainder of the year.

Restructuring Charges
---------------------

Detroit Stoker Company (Detroit Stoker), a wholly owned subsidiary of the Company, ceased its foundry operation conducted by its wholly owned subsidiary, Midwest Metallurgical Laboratory, Inc. (Midwest), effective May 17, 2002. In conjunction with the ceased operations the Company had written off the value of all Midwest's assets in 2002.

During 2002 Detroit Stoker incurred severance and other cash charges totaling approximately $1,287,000 related to the restructuring including operating losses of Midwest. In addition, the Company accelerated depreciation of its foundry facility during the foundry's operating period in 2002. Depreciation of this facility was $3,420,000 during 2002. No additional expenses were incurred in 2003.

On October 31, 2003, the Company closed its New York office and relocated the corporate activities handled at that location to its existing facility in Hunt Valley, Maryland. Accordingly, the Company recorded a charge of $492,000, during the third quarter of 2003 related to severance costs for the former employees at that location. In the fourth quarter of 2003, the Company anticipates a charge of about $450,000 related to the closure of the New York facility.

Contingent Matters
------------------

In connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of September 30, 2003. No assurances can be given, however, as to the Company's liability if the Company's partners or subcontractors are unable to perform their obligations.

The Company has previously agreed to certain indemnification obligations related to surety bond arrangements between ETI and its MUNI customer.

The first of these surety bond indemnification obligations is associated with progress payments received by ETI that related to the MUNI contract. In January 2003, this bond was reduced to $9,100,000 and further reduced to $1,350,000 in August 2003. The elimination of this bond is related to the MUNI customer's acceptance of certain deliveries. At November 1, 2003 ETI had delivered 235 electric trolley buses of the 273 vehicles ordered. Although the Company agreed to jointly and severally indemnify the surety up to the full value of this progress payment bond, if necessary, Skoda retains its 65% obligation that is partially guaranteed by the Czech Export Bank.

In addition, regarding the two other existing surety bonds that guarantee performance and payment to subcontractors and vendors for labor and materials provided to ETI under the MUNI contract, the Company has previously agreed to indemnify the surety, if necessary, for up to approximately $14,800,000 under each bond. Unless a claim is made against the bonds, they and the Company's related indemnification obligations are contractually required to be released upon ETI's issuance of a warranty bond at the conclusion of the production phase of ETI's contract. The Company has previously agreed to indemnify the surety up to 35% of the warranty bond amount, which would be expected to be about $20,0000,000. The Company will likely be required to provide the surety with some amount of collateral to support this indemnity.

The ability of ETI to perform under its obligations is, in part, dependent on the performance of other parties, including AAI, the Skoda operating affiliates and other subcontractors. Thus, the ability to timely perform under these contracts is outside AAI's control. In addition, while Skoda's operating affiliates performed under their contracts with ETI through September 30, 2003, during 2001 Skoda declared bankruptcy in the Czech Republic. During 2002, the discontinued transportation operations of the Company began recording 100%, instead of 35%, of ETI's losses because of Skoda's apparent inability to meet its financial obligations under ETI's shareholder agreement and AAI's contractual indemnification of the surety of certain of ETI's performance criteria noted above. The additional losses recorded by the Company for Skoda's 65% share of ETI's losses totaled $15,596,000 and $66,000 during the third quarter of 2003 and 2002, respectively, and $15,853,000 and $5,832,000 for the first nine months of 2003 and 2002, respectively. Since January 1, 2002, AAI has recorded $33,117,000 of losses related to ETI that represent Skoda's 65% share. If Skoda is required to provide ETI with additional funding beyond the amounts already provided for by AAI on Skoda's behalf and Skoda continues to fail to do so, or if ETI is unable to meet its performance obligations, the performance criteria indemnification agreements by AAI could have a material adverse effect on the Company's results of operations, liquidity or financial condition. AAI monitors the progress of ETI, Skoda and ETI's other subcontractors.

AAI has agreed to provide up to $3,000,000 of funds to ETI pursuant to a callable on demand revolving credit agreement. Accordingly, it is expected that ETI will have sufficient working capital to complete the MUNI program. At September 30, 2003 there were no borrowings under this agreement by ETI.

Although AAI has essentially completed its MUNI subcontract effort, it has continued to provide support to ETI as ETI satisfies its remaining commitment to the MUNI customer. Skoda's apparent inability to fund its share of ETI's obligations coupled with the additional losses expected to be incurred by ETI have caused the Company to reassess its continued support of ETI while ETI pursues opportunities to mitigate the MUNI program's cost growth.

The Company believes it has provided for ETI's estimated MUNI program losses through completion as well as its accounts receivable from ETI that may not be recoverable from ETI due to ETI's poor financial condition. In addition, the Company is investigating its loss mitigation alternatives that could provide a recovery in whole or part of such receivables and/or reduction of the losses incurred by ETI and/or funded to ETI by the Company. No assurances can be given, however, as to the amount, if any, or timing of a recovery.

ETI's Dayton electric trolley bus contract required a performance bond of about $16,000,000 that was outstanding at December 31, 2002. The Company had agreed to jointly and severally indemnify the surety, if necessary, under that bond. In February 2003, the Company was released from this $16,000,000 bond.

On July 26, 2002, the Company sold two transportation overhaul contracts with the New Jersey Transit Corporation and Maryland Transit Administration and related assets and liabilities to Alstom Transportation, Inc. ("Alstom"). The Company agreed to indemnify Alstom against certain breaches by AAI of representations and covenants pursuant to the Master Agreement ("Agreement"). Certain of such indemnity claims are subject to a requirement that notice be given within nine months of the closing and are subject to a maximum exposure of $4,250,000. Other indemnification claims are not so limited.


On March 3, June 5 and November 5, 2003, Alstom raised certain indemnification matters to the Company to be discussed by Alstom's and the Company's respective managements.

The Company has requested further documentation concerning Alstom's claims. These matters are still pending and the Company is unable to determine whether the Company may have any liability with respect thereto, and if so, to what extent.

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

ITEM 3  - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders of the Registrant was held on October 8, 2003.

(b) Thomas A. Corcoran and General Paul X. Kelley (ret.) were elected directors at the meeting, for terms ending in 2006. The incumbent directors whose terms of office continued after the meeting are Richard R. Erkeneff, Glen M. Kassan, Warren G. Lichtenstein and Joseph S. Schneider.

(c) Voting for the election of directors of the Registrant:

                                               FOR         WITHHELD
                                               ---         --------
           Thomas A. Corcoran              11,859,182       725,282
           Paul X. Kelley                  11,856,632       727,832

Other Matters:

10,518,333 shares were voted in favor of the proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Registrant for 2003, with 491,602 shares voted against, 1,604,592 abstentions and no broker non-votes.

7,876,871 shares were voted in favor of the proposal to amend the United Industrial 1994 Stock Option Plan and the compensation provided thereunder, with 1,805,218 shares voted against, 76,952 abstentions and no broker non-votes.

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits:


               10.1 Fourth Amendment dated as of March 31, 2003 among the
                    Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan and Security Agreement dated as of June 28,2001 among them(the "Loan Agreement").

               10.2 Fifth Amendment dated as of September 30, 2003 among the
                    Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement.

               10.3 Letter from Fleet Capital Corporation to the Company dated
                    November 12, 2003, amending the Loan Agreement.

               31.1 Certification of Chief Executive Officer of the Company
                    pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification of Chief Financial Officer of the Company
                    pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification of the Chief Executive Officer of the Company
                    pursuant to 18 U.S.C. '1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification of the Chief Financial Officer of the Company
                    pursuant to 18 U.S.C. '1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.


(2) Reports on Form 8-K:

           On August 1, 2003, the Registrant filed a current report on Form 8-K containing its press release announcing its financial results for the second quarter ended June 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              UNITED INDUSTRIAL CORPORATION



Date   November 13, 2003                      By: /s/ James H. Perry
       -----------------                         -------------------------------
                                                 James H. Perry
                                                 Chief Financial Officer,
                                                 Vice President and Treasurer

                          UNITED INDUSTRIAL CORPORATION

                        INDEX OF EXHIBITS FILED HEREWITH


Exhibit No.                                                              Page
-----------                                                              ----


    10.1   Fourth Amendment dated as of March 31, 2003 among the
           Company and certain of its subsidiaries, as Borrowers, and
           Fleet Capital Corporation, as Lender, to the Loan and
           Security Agreement dated as of June 28,2001 among them(the
           "Loan Agreement").                                             28

    10.2   Fifth Amendment dated as of September 30, 2003 among the
           Company and certain of its subsidiaries, as Borrowers, and
           Fleet Capital Corporation, as Lender, to the Loan Agreement.   34

    10.3   Letter from Fleet Capital Corporation to the Company dated
           November 12, 2003, amending the Loan Agreement.                41

    31.1   Certification of Chief Executive Officer of the Company
           pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.     42

    31.2   Certification of Chief Financial Officer of the Company
           pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.     43

    32.1 Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. '1350, as adopted by Section 906 of
           the Sarbanes-Oxley Act of 2002.                                44

    32.2 Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. '1350, as adopted by Section 906 of
           the Sarbanes-Oxley Act of 2002.                                45