Form 10-K
period 2003-12-31
UNITED INDUSTRIAL CORP /DE/
filed 2004-03-15
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(No Fee Required) For the transition period from                         to                         .

Commission file number: 1-4252

UNITED INDUSTRIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-2081809
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

124 Industry Lane
Hunt Valley, Maryland 21030
(410) 628-3500

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s Common Stock on the New York Stock Exchange on such date was $214,775,613.

On March 1, 2004, the registrant had outstanding 13,141,618 shares of Common Stock, par value $1.00 per share, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Certain portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the registrant’s 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

UNITED INDUSTRIAL CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

ii

PART I

Forward-Looking Statements and Important Factors

This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements which include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. These forward-looking statements are subject to risks and uncertainties which could cause the actual results or performance of United Industrial Corporation (“United” or the “Company”) to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following: the Company’s successful execution of internal performance plans; performance issues with key suppliers, subcontractors and business partners; the ability to negotiate financing arrangements with lenders; outcome of current and future litigation; the accuracy of the Company’s analysis of its potential asbestos related exposure and insurance coverage; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development, commercialization and technological difficulties; capacity and supply constraints or difficulties; legislative or regulatory actions impacting the Company’s defense segment, energy segment and discontinued transportation operation; changing priorities or reductions in the U.S. Government defense budget; contract continuation and future contract awards; and U.S. and international military budget constraints and determinations.

The Company intends that all forward-looking statements it makes will be subject to the safe harbor protection of the federal securities laws found in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

These statements speak only as to the date when they are made. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statements. See “Risk Factors” under Item 7 herein for important factors that could cause the Company’s actual results to differ materially from those suggested by the Company’s forward-looking statements contained in this Annual Report on Form 10-K.

ITEM 1.    BUSINESS

At December 31, 2003, the continuing operations of United Industrial Corporation consisted of two business segments: defense and energy. These operations are conducted principally through two wholly-owned subsidiaries, AAI Corporation (“AAI”) and Detroit Stoker Company (“Detroit Stoker”). During 2003, the Company continued its strategy to focus its efforts on the defense business. The Company’s transportation operation is treated as a discontinued operation. Although production in the discontinued transportation operation ceased in 2003, the Company will continue to have its own warranty obligations and may continue funding the operations and warranty obligations of its 35% owned affiliate through 2014.

Defense Segment

Defense is the Company’s largest business segment and consists of the continuing operations of its wholly-owned subsidiary, AAI. The U.S. Government, principally the U.S. Department of Defense, is the Company’s main customer.

AAI engineers, develops, manufactures and supports unmanned aerial vehicle (“UAV”) systems, electronic warfare (“EW”) test and training systems, military and commercial training simulators for combat systems, avionics and aircraft maintenance and automated test systems for avionics and boresight systems. In addition, AAI provides sophisticated engineering, logistics, and maintenance services to the U.S. Department of Defense and international customers, which complement AAI’s key product platforms, as well as those of other original equipment manufacturers.

AAI’s advanced products designed for military customers include:

•	The Shadow 200 Tactical Unmanned Aerial Vehicle (“TUAV”) system, the U.S. Army’s TUAV platform

•	The AN/USM-670 Joint Services Electronic Combat Systems Tester (“JSECST”), which is employed by all U.S. military branches to ensure optimal airborne electronic warfare operations

•	Permanently installed radar stimulator/simulators for naval ships

•	Specialized engineering and logistics services for the defense and aerospace industry like those designed by the Company to increase the flexibility and mobility of the U.S. Air Force’s C-17 aircraft Maintenance Training System

AAI’s other aerospace products, which are utilized by numerous military and commercial customers worldwide, offer superior test and maintenance capabilities for the F-16 aircraft, many Boeing airframes, various General Electric and Pratt & Whitney aircraft engines, and other aviation equipment. AAI also supplies its high quality aerospace test equipment to provide depot maintenance services to domestic and foreign military aviation customers.

In 2003 and 2002, approximately 80% and 77%, respectively, of AAI’s sales volume consisted of research, development and production of military items under contracts with the U.S. Government. International defense contracts, including foreign military sales through the U.S. Government, accounted for 12% of AAI’s sales in 2003 as compared to 20% in 2002. These contracts generally related to UAV, test, and training systems for foreign governments.

Sales to the U.S. Government normally carry a smaller profit margin than domestic and international commercial military sales. Under certain circumstances as prescribed by the Federal Acquisition Regulations (“FAR”), the U.S. Government may be entitled to a price re-determination and may also terminate contracts at its option. These risks are mitigated by protections on AAI’s intellectual property, substantial requirements on the Government to meet certain specific criteria in the FAR and by AAI working closely with its customers to ensure AAI meets their expectations.

Unmanned Aerial Vehicles

In the UAV business area, AAI is one of the few companies to have successfully fielded operational UAV systems for the U.S. Department of Defense. AAI first began development work in the UAV product line in 1986, producing the highly successful RQ-2 Pioneer UAV (“Pioneer”) through a joint venture with Israel Aircraft Industries. The Pioneer has been employed by the United States in Operation Desert Storm and in the conflicts in Somalia and Bosnia. In 1999, AAI was awarded a contract to provide the next generation of tactical UAVs to the U.S. Army, the RQ-7 Shadow 200 TUAV. Since then, AAI has been awarded two additional production contracts and various support services contracts. Recently, the RQ-7 Shadow 200 TUAV has been deployed in support of military units in Afghanistan as well as in Iraq. In addition, AAI has other UAV systems and products that it markets internationally. Major competitors in this area include Northrop-Grumman Corporation, General Atomics, Sagem SA and Israel Aircraft Industries.

Test Systems

AAI’s principal products in test systems are the JSECST, the Model 527 Radar Simulator and the Advanced Boresight Equipment system (“ABE”). The Company also offers development services to support the application of these products to specific aircraft or applications.

The JSECST is an organizational level (flight line) test system that assures aircraft electronic warfare systems are ready for use. AAI’s JSECST product enjoys the benefit of having been selected as one of the U.S. Department of Defense’s Family of Testers. As a result, the JSECST is currently planned to support all U.S. military fighter aircraft. JSECST is a dominant product in the flight line electronic warfare test market area. The U.S. Department of Defense has already ordered over 300 JSECST systems to be delivered through 2005. This creates a significant barrier to competitors who may aspire to enter the electronic warfare test equipment niche.

The Model 527 Radar Simulator is a portable radio frequency signal generator that realistically simulates threat signals to verify the operational status of radar warning receivers and the associated cockpit displays and controls. During 2003, AAI made an initial sale of this JSECST derivative to an international customer.

The ABE is a gyro-stabilized, electro-optical, angular measurement system that is used to align avionics and weapon systems on-board military aircraft and helicopters. The boresight equipment marketplace is very competitive and is dominated by AAI and its primary competitor DRS Technologies, Inc. The Company’s gyroscopic based boresight equipment market share is increasing as new aircraft requirements evolve such as the C-17 Globemaster, EF2000 Eurofighter, MH-60 Seahawk, AH-1Z Super Cobra and others that are currently supported by AAI’s ABE.

In the area of test systems, AAI competes with many large and small organizations that develop equipment for the U.S. Government and foreign military customers. The Company’s major competitors in the military test market include BAE Systems PLC, DRS Technologies, Inc. and EDO Corporation.

Training Systems

AAI has been a leader in shipboard training and simulation systems for over 30 years, having produced its first systems, the 20B4 and 20B5 Pierside trainers, in the 1970’s. AAI currently provides the permanently installed radar stimulator/simulators for all ships in the U.S. Navy’s Battle Force Tactical Training (“BFTT”) System as well as the BFTT compatible portable Carry-On Combat Systems Trainers (“COCST”) that are configurable to any combat ship.

AAI provides training systems to the U.S. Navy and international customers that allow for the training of Combat Information Center personnel and operators on their real equipment. The sub-systems interface to the ship’s equipment to provide the stimulus needed to make the equipment behave as it would in real world situations.

AAI has developed 27 separate training subsystems for the U.S. Navy to date and is currently producing these training sub-systems as needed for installation on U.S. Navy ships. AAI has produced approximately 350 sub-systems, which have been installed on 95 ships. Each training sub-system consists of mostly commercially available components and one custom interface, designed and built by AAI. AAI’s patented design dramatically reduces the costs of production and improves performance of the product. AAI is a sole-source provider of on-board training sub-systems for the radars, navigation equipment and tactical data link equipment currently in the U.S. Navy’s inventory. There are no known competitors in this area.

AAI also has a leading position in the development of aircraft maintenance simulators for the U.S. Air Force, having produced trainers for the Boeing E-3 Airborne Warning and Control System, Northrop-Grumman E-8 Joint STARS wide-area surveillance aircraft and Boeing C-17 Globemaster cargo aircraft. Major competitors in this area include Northrop-Grumman Corporation, L-3 Communications, Rockwell Collins and CAE Inc.

AAI provides a wide range of engineering, maintenance, and services to various military and Government customers through its subsidiary, AAI Engineering Support Incorporated (“ESI”). These services include engineering and modifications, operation and maintenance, logistics, and training. In the engineering and modifications area, ESI’s flagship program is the C-17 aircraft Maintenance Trainer System program. AAI continues to modify two trainer suites to maintain concurrency with the C-17 aircraft production line. AAI has also built an additional suite for the Mississippi Air National Guard and is currently building a fourth suite for the Air Force at McGuire Air Force Base. In addition, ESI provides operation and maintenance services to the Air Force, Navy, Marine Corps, and the Army for a wide variety of operational systems including AAI’s Shadow 200 TUAV and the Pioneer UAV systems as well as training systems such as the C-17 Maintenance Trainer System, T-45 Ground Based Training System, Simulator for Electronic Combat Training (“SECT”), and Compass Call Mission Crew Simulator (“CCMCS”). In addition, ESI continues to expand into the training arena with additional maintenance training support for the United Kingdom’s Royal Air Force C-17 aircraft and maintenance training studies for the U.S. C-130 Avionics Modernization Program (“AMP”). Major competitors include L-3 Communications, DynCorp, Cubic Corporation and Camber Corporation.

AAI’s administrative offices and its principal manufacturing and engineering facilities are located in Hunt Valley, Maryland.

Energy Segment

The Company’s energy segment is conducted through the continuing operations of its wholly-owned subsidiary Detroit Stoker. Detroit Stoker is a leading supplier of stokers and related combustion equipment for the production of steam used in heating, industrial processing and electric power generation around the world. Detroit Stoker offers a full line of stokers for burning bituminous and lignite coals as well as biomass, municipal solid waste and industrial by-products. Detroit Stoker also provides auxiliary equipment and services including fuel feed and ash removal systems, gas/oil burners and complete aftermarket services for its products. Detroit Stoker’s principal markets include the pulp and paper industry, public utilities industry, independent power producers industry, industrial manufacturing, and institutional and cogeneration facilities. Detroit Stoker’s products compete with those of several other manufacturers.

Detroit Stoker’s waste to energy technology is used extensively in both public and private plants that generate steam and power from municipal waste. Its solid fuel combustion technologies are particularly well suited for biomass fuels that generate power from waste products such as bark, sugar cane husks, sawdust, sunflower hulls and poultry litter. The combustion of biomass fuels is gaining worldwide popularity, as it does not contribute to global warming.

Detroit Stoker is a market leader in North America and exports its products to Europe, Asia, South America and Australia. Detroit Stoker’s globalization strategy is to further expand both its customer and supplier base in each of these regions.

Detroit Stoker’s administrative offices and its principal manufacturing operations are located in Monroe, Michigan.

On May 17, 2002, Detroit Stoker ceased its foundry operation conducted by Midwest Metallurgical Laboratory, Inc., a former wholly-owned subsidiary. Detroit Stoker has since been purchasing its necessary castings from lower cost sources. This decision has improved operating margins. During 2002, Detroit Stoker incurred severance and other cash charges totaling $1,286,721. In addition, Detroit Stoker wrote off the net book value of the assets related to its foundry facility of $3,420,245 during 2002.

During the fourth quarter of 2003, the Company engaged Imperial Capital, LLC an investment-banking firm, to assist the Company in evaluating strategic alternatives concerning Detroit Stoker, including its possible sale. No assurances can be given regarding whether Detroit Stoker will be sold nor as to the timing or proceeds from any such sale.

Transportation

The Company’s transportation operation is being accounted for as a discontinued operation. See Note 17 to the Financial Statements included in Item 8 of this Annual Report. During 2003, the remaining obligations of this operation involved the completion of a subcontract to support the execution of a program to design and deliver 273 electric trolley buses (“ETB”) to the San Francisco Municipal Railway (“MUNI”) by Electric Transit, Inc. (“ETI”). AAI owns 35% of ETI, and Skoda, a.s. (“Skoda”), a Czech Republic company, owns the remaining 65%, although during 2001 Skoda declared bankruptcy in the Czech Republic and has been unable to fund its obligations to ETI pursuant to the shareholders’ agreement. Currently, ETI is in the process of completing the final assembly and delivery of the remaining ETBs. In addition, ETI is completing a retrofit program that incorporates final design changes for many of the previously delivered buses. For a more complete description of the Company’s transportation operation, see Note 16 to the Financial Statements included in Item 8 of this Annual Report.

Additional information about the Company is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report.

General

Employees

As of March 1, 2004, United and its subsidiaries had approximately 1,600 employees. In the defense segment, a union represents approximately 35 employees under two separate collective bargaining agreements each expiring September 30, 2006. Additionally, a union represents approximately 40 other employees in the energy segment under a collective bargaining agreement expiring January 26, 2005. United considers its relations with employees to be satisfactory.

Patents

The Company’s subsidiaries own more than 35 active United States patents, in addition to numerous foreign patents, relating to various product lines, including electronics, electro-mechanical systems, unmanned aerial vehicles, ordnance, training and simulation systems, test equipment, hydraulics and stokers. In addition, there are many patents pending, both in the United States and internationally. There can be no assurance, however, as to how many of these patents will be issued as a result of these pending applications. No individual patent is considered to be of material importance to the Company.

Research and Development

During 2003, 2002 and 2001, the Company’s defense segment expended approximately $4,865,000, $4,431,000 and $5,041,000, respectively, on the independent research and development of new products and improvements of existing products. In addition to the above amounts, the defense segment is under contract, primarily with the U.S. Government, to conduct research and development. During 2003, 2002 and 2001, the energy segment expended approximately $148,000, $157,000 and $479,000, respectively, on research and development of new products and improvements of existing products. All of the programs and funds to support such programs are sponsored by the subsidiary involved.

Funded Backlog

The funded backlog (orders placed for which funds have been appropriated or purchase orders received) of orders by industry segment at December 31, 2003 and 2002 was as follows:

	2003	2002
Defense segment	$318,307,000	$296,117,000
Energy segment	$4,880,000	$ 5,299,000

There was no backlog in the discontinued transportation operations at December 31, 2003 as those operations had completed their deliveries of their one remaining contract. The backlog was $17,811,000 at December 31, 2002.

Except for about $65,685,000, substantially all of the backlog orders at December 31, 2003 are expected to be filled in 2004.

During 2003 and 2002, fixed price contract sales comprised 67% and 69% of defense segment sales and cost plus fee type contracts comprised 33% and 31% of such sales.

Government Contracts

No single customer other than the U.S. Government, principally the Department of Defense, accounted for 10% or more of net sales during the year. Sales to the U.S. Government normally carry a lesser margin of profit than commercial sales and may be subject to price re-determination under certain circumstances. The U.S. Government can terminate contracts for such sales at its option.

Financial Information Relating to Industry Segments

For financial segment information, see Note 12 of the Notes to Financial Statements included in Item 8 of this Annual Report.

Foreign Operations and Export Sales

United and its subsidiaries have no significant foreign operations. During 2003, 2002 and 2001, export sales by United and its subsidiaries amounted to approximately $40,064,000, $66,366,000 and $54,670,000, respectively.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports, are available at http://www.unitedindustrial.com free of charge as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

The Company closed its New York City office on October 31, 2003. The investor relations, corporate secretary and certain accounting functions previously performed in New York have been relocated to United’s headquarters at Hunt Valley, Maryland. The Maryland facility is the home of United’s defense subsidiary, AAI Corporation. The new address of its executive and administrative offices is 124 Industry Lane, Hunt Valley, MD 21030. The lease related to the facility at 570 Lexington Avenue, New York, New York has been terminated. The following table sets forth the principal properties owned or leased by United’s subsidiaries as of March 1, 2004.

Location	Principal Use	Approximate Area	Owned or Leased
1510 East First Street Monroe, MI	Machine shop, steel fabrication, engineering and sales facilities of Detroit Stoker	194,910 sq.ft. floor space on 14.4 acres of land (East Building)	Owned in fee
1426 East First Street Monroe, MI	Assembly, shipping and administrative facilities of Detroit Stoker	101,000 sq.ft. floor space on 2.2 acres of land (West Building)	Owned in fee
Industry Lane Hunt Valley, MD	Manufacturing, engineering and administrative facilities of AAI	429,750 sq.ft. floor space on 64 acres of land	Owned in fee
318 Clubhouse Road Hunt Valley, MD	Office space	22,400 sq.ft.	Leased to May 31, 2009
300 Clubhouse Road Hunt Valley, MD	Manufacturing, engineering and administrative facilities of AAI	82,400 sq.ft.	Leased to April 30, 2005
3200 Enterprise Street Brea, CA	Manufacturing, engineering and administrative facilities of ACL Technologies	131,500 sq.ft.	Leased to April 2009
1213 Jefferson Davis Highway Arlington, VA 22202	Office space	2,200 sq.ft.	Leased to February 28, 2006
1601 Paseo San Luis Sierra Vista, AZ	Office space	3,400 sq.ft.	Leased to June 30, 2007
13501 Ingenuity Drive Orlando, FL	Office space	2,000 sq.ft.	Leased to February 28, 2005
4141 Colonel Glenn Hwy Beavercreek, OH	Office space	1,500 sq.ft.	Leased to July 31, 2004
555 Sparkman Drive Huntsville, AL	Office space	2,700 sq.ft.	Leased to January 14, 2005
Kenai, AK	Training school	Approximately 1 acre of land	Leased to November 6, 2027
2850 West 5th North Street Summerville, SC	Office space	15,100 sq.ft.	Leased to October 31, 2004
2745 West 5th North Street Summerville, SC	Warehouse	12,000 sq.ft.	Leased to November 30, 2005
1327 West 2550 South Ogden, UT	Office space and light manufacturing	7,500 sq.ft.	Leased to August 1, 2004
2735 West 5th North Street Summerville, SC	Assembly and administrative facility of AAI	59,000 sq.ft.	Leased to December 31, 2006

For information with respect to obligations for lease rentals, see Note 8 of the Notes to Financial Statements included in Item 8 of this Annual Report. United considers its properties to be suitable and adequate for its present needs. The properties are being substantially utilized.

ITEM 3.    LEGAL PROCEEDINGS

Information relating to various commitments and contingencies is described in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report, and Note 16 of the Notes to Financial Statements included in Item 8 of this Annual Report.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reference is made to Item 4 of Part II to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, which information is hereby incorporated by reference.

SPECIAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the executive officers of the Company. Annual elections are held following the annual meeting of shareholders to elect officers for the ensuing year. Interim elections are held as required. Except as otherwise indicated, all of the named executive officers have held their current positions with the Company for the past five years.

Name	Position	Age
Frederick M. Strader	President and Chief Executive Officer of the Company (since August 2003); President (since January 2003) and Chief Executive Officer (since August 2003) of AAI; Chief Operating Officer of AAI (January 2003 to August 2003); Executive Vice President of AAI, and Vice President and General Manager of AAI’s Defense Systems unit and Engineering Services unit (May 2001 to December 2002); Vice President of United Defense LP, Armament Systems Division (1994 to April 2001), a designer and producer of large caliber armaments for the Navy, Army and Marine Corps.	50
Robert W. Worthing	Vice President and General Counsel (since July 1995) and Corporate Secretary (since October 2003) of the Company; General Counsel of AAI (since April 1992).	58
James H. Perry	Vice President (since May 1998), Chief Financial Officer (since October 1995) and Treasurer (since December 1994) of the Company; Chief Financial Officer and Treasurer (since July 2000) and Vice President (since 1997) of AAI.	42

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

United Industrial Corporation’s common stock currently trades on the New York Stock Exchange (NYSE) under the symbol UIC. Per share high and low sales prices for the quarterly periods during 2003 and 2002 as reported by NYSE were as follows:

	March 31,	June 30,	September 30,	December 31,
2003
Low	$11.36	$12.10	$14.80	$15.90
High	$16.15	$16.90	$17.86	$18.25
2002
Low	$15.04	$21.30	$16.60	$12.02
High	$22.96	$26.05	$23.90	$21.00

The number of stockholders of record of the common stock on February 15, 2004 was 1,752. However, based on available information, the Company believes that the total number of stockholders, including beneficial stockholders, is approximately 5,800.

Dividend Policy

The Board of Directors of the Company declared quarterly dividends of $0.10 per share to stockholders of record during each of the calendar quarters in 2003. The Board of Directors of the Company declared quarterly dividends of $0.10 per share to stockholders of record during the first, third and fourth quarters in 2002, and no dividend was declared during the second quarter of 2002. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

Repurchases of Equity Securities

In November 2003 the Board of Directors of the Company authorized the repurchase of up to $10,000,000 of common stock. At December 31, 2003, the Company had repurchased 357,600 shares of common stock for an aggregate amount of $6,036,000 or $16.88 per share. On January 27, 2004 the purchases under this plan were completed with approximately $1,000 remaining available under the authorization. At that date, the Company had repurchased 576,100 shares for an aggregate amount of $9,999,000 or $17.36 per share. On March 10, 2004 the Company’s Board of Directors authorized the repurchase of up to an additional $10,000,000 of common stock pursuant to this plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 21, 2003–November 30, 2003	286,000	$16.80	286,000	$5,195,200
December 1, 2003–December 31, 2003	71,600	$17.20	71,600	$3,963,603
January 1, 2004–January 31, 2004	218,500	$18.14	218,500	$1,182
Total	576,100	$17.36	576,100	$1,182

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

	Year Ended December 31,
(Dollars in thousands, except per share data)	2003	2002	2001	2000	1999
Operating Data
Continuing Operations
Net Sales	$310,947	$258,767	$238,495	$236,283	$207,683
Operating Costs	287,690	253,394	217,844	213,900	187,749
Interest (Income) Expense—net	(371)	716	(601)	(1,469)	(1,903)
Income Before Income Taxes	23,517	4,438	22,011	32,861	22,210
Income Taxes	8,411	574	7,383	11,675	7,712
Income from Continuing Operations	15,106	3,864	14,628	21,186	14,498
Loss From Discontinued Operations	(20,947)	(42,941)	(9,265)	(13,407)	(8,221)
Net (Loss) Income	(5,841)	(39,077)	5,363	7,779	6,277
Basic Earnings (Loss) per Share
Income From Continuing Operations	1.14	0.30	1.15	1.71	1.18
Loss From Discontinued Operations	(1.58)	(3.30)	(0.73)	(1.08)	(0.67)
Net (Loss) Income	(0.44)	(3.00)	0.42	0.63	0.51
Diluted Earnings (Loss) per Share
Income From Continuing Operations	1.10	0.28	1.10	1.68	1.16
Loss From Discontinued Operations	(1.53)	(3.13)	(0.70)	(1.06)	(0.66)
Net (Loss) Income	(0.43)	(2.85)	0.40	0.62	0.50
Cash Dividends Paid on Common Stock	5,315	3,912	5,069	4,954	4,910
Cash Dividends Declared per Common Share	$0.40	$0.30	$0.40	$0.40	$0.40
Shares Outstanding as of Year End (in thousands)	13,267	13,068	12,872	12,435	12,294

Financial Position
Total Assets	$151,168	$159,245	$253,575	$249,435	$202,842
Property and Equipment—Continuing Operations	22,216	21,196	24,514	28,581	32,329
Shareholders’ Equity	40,947	47,631	120,344	114,893	111,055
Shareholders’ Equity per Share	3.09	3.64	9.35	9.24	9.03

Financial Ratios
Return on Shareholders’ Equity (Net Income)	—%	—%	4.5%	6.8%	5.7%
Income from Continuing Operations as a Percentage of Sales	4.9%	1.5%	6.1%	9.0%	7.0%

Statistical Data—Continuing Operations
Funded Sales Backlog as of Year End	$323,000	$301,000	$207,000	$195,000	$158,000
Capital Expenditures	6,213	5,219	2,028	4,921	10,563
Depreciation and Amortization	5,415	8,763	6,413	8,086	6,780
Number of Employees	1,600	1,600	1,500	1,400	1,500

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Overview

Defense

During 2003, the defense segment revenue increased in comparison to 2002. This increase can generally be attributed to the commencement of the Shadow 200 Tactical Unmanned Aerial Vehicle (“Shadow 200 TUAV”) full-rate production program with the U.S. Army and increased production of the Joint Service Electronic Combat System Tester (“JSECST”). The defense segment’s funded backlog increased from $296,117,000 at December 31, 2002 to $318,307,000 at December 31, 2003. The increase was generally due to the timing of the Shadow 200 TUAV full-rate production contract award and the timing of production on the JSECST program as well as additional orders received associated with the Company’s C-17 Maintenance Trainer System program.

During 2003, the Company’s Shadow 200 TUAV along with other Shadow family configurations, the Shadow 400 and Shadow 600 Unmanned Aerial Vehicle (“UAV”) systems, and the Company’s Pioneer UAV system experienced increased interest from both domestic and international customers primarily as a result of the performance of the Company’s UAVs deployed in support of U.S. forces in many areas of the world, including Afghanistan and Iraq. At December 31, 2003, the Company had delivered 14 Shadow 200 TUAV systems to the U.S. Army. At December 31, 2003, backlog includes 16 Shadow 200 TUAV systems that are scheduled for delivery through 2005.

Although gross profit for the Company and the defense segment increased during 2003 compared to 2002, the gross profit as a percent of sales of the Company and the defense segment decreased. During 2002, the program mix in the defense segment included higher gross profit international sales. However, during 2003, the defense segment did experience improved gross profit on domestic programs. The decrease in defense gross profit as a percentage of sales in 2003 was also due to higher pension plan expense in 2003, as well as an insurance recovery of $271,000 which favorably impacted gross profit in the first quarter of 2002.

The U.S. Department of Defense UAV marketplace has expanded over the last several years. As UAVs have gained rapid acceptance within the military, and plans to reduce manned aircraft purchases are announced, the Company has experienced larger manufacturers entering the Company’s marketplace. Some of these new competitors are the major aircraft manufacturers, including Northrop-Grumman and Boeing. However, the Company continues to invest in internal research and development initiatives to maintain the Company’s superior track record and technological edge over its competitors in the Company’s niche markets.

The Company intends to maintain a strong focus on U.S. Department of Defense opportunities and believes it is well positioned over the long term to benefit from the demand for advanced technological systems by the U.S. and foreign governments.

Energy

Sales in the energy segment decreased during 2003 due to the timing of orders and deliveries to customers. The Company recognized increased profit in the energy segment in 2003. This was primarily because of higher cost of sales during 2002, which included costs for accelerated depreciation of assets related to the closing of Midwest Metallurgical Laboratory, Inc. (“Midwest”), a former indirect subsidiary of the Company in the energy segment engaged in foundry operations. Lower cost castings also contributed to the profit increase during 2003 as a result of the Company outsourcing the manufacturing of castings after the closure of Midwest during 2002. In 2003, the energy segment results continued to be negatively affected by the ongoing defense of its asbestos claims.

Discontinued Transportation Operations

As previously discussed, the Company’s transportation operations have been accounted for as a discontinued operation. During 2003, these operations primarily included completion of a subcontract and secunded services arrangement to support the execution of a program to design and deliver 273 electric trolley buses (“ETB”) to the San Francisco Municipal Railway (“MUNI”) by Electric Transit, Inc. (“ETI”). AAI owns 35% of ETI and Skoda, a.s. (“Skoda”) owns the remaining 65%, although during 2001 Skoda declared bankruptcy in the Czech Republic and has been unable to fund its obligations to ETI pursuant to the shareholders’ agreement. The Company believes it has provided for ETI’s estimated MUNI program losses through completion.

During the fourth quarter of 2003, it became apparent that ETI would be unable to satisfy its obligations to AAI as a subcontractor to ETI under ETI’s MUNI contract as well as the secunded services arrangement. Consequently, AAI filed a claim under MUNI’s labor and materials bond that ensures subcontractors and others are paid. The timing and amount, if any, of the recovery under AAI’s labor and materials bond claim cannot be determined at this time. AAI believes it has adequately reserved for the non-payment of its receivables from ETI.

In February 2004, an agreement in principle was reached among ETI, AAI and MUNI to settle ETI’s contract disputes with MUNI. Pursuant to the proposed settlement, MUNI would relieve ETI of its warranty and bonding obligations, as well as other obligations under the contract, except for delivery of all electric trolley buses ordered and performance of a defined scope of work related to the deliveries. In exchange, MUNI would receive a release from any claims that ETI might assert, a cash payment (to be offset by MUNI from payments remaining due under the contract), and certain other consideration. AAI would agree to guaranty certain obligations of ETI, make a cash payment to MUNI, and provide other consideration, in exchange for a release from its warranty and all further obligations under its subcontract with ETI. As a result of the release of ETI from its performance bonding obligation, AAI would be released from its indemnification of the surety. The proposed settlement is subject to the approval of the Board of Directors of San Francisco’s Municipal Transportation Agency and the Company’s Board of Directors. Management believes that these agreements, if executed, will not have a material adverse effect on the Company’s liquidity or results of operations. No assurances can be given as to whether the settlement will be executed or its timing.

Results of Operations

The Company’s operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, operating results of a particular year, or year-to-year comparisons of recorded revenues and earnings, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

The following information relates to the continuing operations of the Company and its consolidated subsidiaries, except where references are made to discontinued operations. The transportation operations are reflected as discontinued operations in the Company’s consolidated financial statements as of and for the years ended December 31, 2003, 2002 and 2001.

Sales

	2003	2002	Increase/(Decrease)
Defense	$282,425,000	$229,215,000	$53,210,000	23.2%
Energy	28,522,000	29,552,000	(1,030,000)	(3.5%)
Total	$310,947,000	$258,767,000	$52,180,000	20.2%

As illustrated in the above table, the Company’s consolidated sales in 2003 increased by $52,180,000, or 20.2%, in comparison to the Company’s consolidated sales in 2002.

The increased sales in the defense segment during 2003 was generally due to the commencement of the Shadow 200 TUAV full-rate production program and increased production of the JSECST. Additionally, the defense segment recorded revenues of $9,247,000 related to deployment of the Shadow 200 TUAV in support of Operation Iraqi Freedom.

Sales to agencies of the U.S. Government by the defense segment were $249,327,000 in 2003 compared to $161,406,000 in 2002. Export sales by the defense segment were $33,881,000 in 2003 compared to $60,910,000 in 2002, a decrease of $27,029,000, or 44.4%. The decrease in export sales was due to lower international UAV procurement activity during 2003.

The decreased sales in the energy segment during 2003 were due to the timing of orders and deliveries to customers.

Gross Profit

	2003	% of Sales	2002	% of Sales	Increase/(Decrease)
Defense	$55,312,000	19.6%	$47,589,000	20.8%	$7,723,000	16.2%
Energy	12,046,000	42.2%	8,528,000	28.9%	3,518,000	41.3%
Total	$67,358,000	21.7%	$56,117,000	21.7%	$11,241,000	20.0%

The Company’s gross profit in the year ended December 31, 2003 increased $11,241,000, or 20.0%, to $67,358,000 in 2003 compared to $56,117,000 in 2002. However, as a percentage of sales, gross profit was unchanged at 21.7% in 2003 and 2002.

The defense segment gross profit increase was primarily attributable to increased sales volume in the UAV and Test Systems product lines. The defense segment gross profit percentage of sales decreased to 19.6% in 2003 from 20.8% in 2002. During 2002, the program mix in the defense segment included higher profit international sales, favorably impacting earnings. During 2003 the defense segment did experience improved profits on domestic programs. The decrease in defense profits as a percentage of sales in 2003 was also due to higher pension plan expense in 2003, as well as an insurance recovery of $271,000, which favorably impacted earnings in 2002. The pension expense included in cost of sales in the defense segment for 2003 was $6,662,000 compared to the pension expense of $2,952,000 included in the cost of sales in 2002. The increase in pension expense was due primarily to the downward trends in interest rates and net pension assets losses as of the pension plans’ measurement date on December 31, 2002.

The gross profit percentage of sales in the energy segment during 2003 increased to 42.2% from 28.9% in 2002. The energy segment cost of sales for 2002 included a charge of $3,420,000 for accelerated depreciation of assets related to the closing of Midwest. Lower cost castings also contributed to the 2003 gross profit increase, as the Company outsourced the manufacturing of castings in connection with the decision to close Midwest during 2002.

Selling and Administrative Expenses

	2003	% of Sales	2002	% of Sales	Increase/(Decrease)
Defense	$34,408,000	12.2%	$30,411,000	13.3%	$3,997,000	13.1%
Energy	7,618,000	26.7%	6,769,000	22.9%	849,000	12.5%
Other	691,000	—%	1,352,000	—%	(661,000)	(48.9%)
Total	$42,717,000	13.7%	$38,532,000	14.9%	$4,185,000	10.9%

As indicated in the table above, selling and administrative expenses in 2003 increased $4,185,000, or 10.9%, from 2002. However, as a percentage of sales, general and administrative expenses decreased to 13.7% during 2003 from 14.9% in 2002.

The overall increase in selling and administrative expenses occurred primarily in the defense segment. This increase in the defense segment is generally attributable to increased bid and proposal costs and research and development expenses of $1,824,000 and reallocated corporate expenses primarily caused by a reduction in such expenses allocated to the discontinued transportation operations of $1,788,000.

Selling and administrative expenses in the energy segment increased primarily due to a reduction in pension income partially offset by reduced payroll and payroll related expenses.

Selling and administrative expenses in the other segment decreased $661,000 due primarily to professional fees incurred during 2002 associated with a proxy fight, fees related to environmental issues and fees incurred in connection with the proposed sale of the Company, partially offset by increased costs related to the closing of the New York City office in October 2003.

Asbestos Litigation Expense

The asbestos litigation expense provision in 2003 was $717,000, representing a decrease of $10,792,000 or 93.8% from $11,509,000 in 2002. The asbestos litigation provision in 2003 relates primarily to legal and other professional fees associated with studies performed to evaluate the extent of potential asbestos liability and related available insurance coverage. The asbestos litigation provision in 2002 was related to the accrual of potential claims including defense costs reduced by expected related insurance recoveries.

Other Operating Expenses—Net

	2003	% of Sales	2002	% of Sales	Increase/(Decrease)
Defense	$429,000	0.2%	$506,000	0.2%	$(77,000)	(15.2%)
Energy	—	0.0%	425,000	1.4%	(425,000)	(100.0%)
Other	238,000	—%	(228,000)	—%	466,000	204.4%
Total	$667,000	0.2%	$703,000	0.3%	$(36,000)	(5.1%)

The $77,000 decrease in other operating expenses in the defense segment during 2003 compared to 2002 was due primarily to the favorable settlement of a contract dispute for $100,000. The energy segment’s other operating expenses decreased as a result of $425,000 in expenses related to the closing of Detroit Stoker’s foundry during 2002. The increase in the other segment’s other operating expenses resulted from an increase in a deferred compensation liability.

Non-Operating Income and Expenses

Interest income increased $336,000, or 264.6%, to $463,000 in 2003 from $127,000 in 2002 due to increased investments resulting principally from a $16,822,000 tax refund received from the Internal Revenue Service during 2003 related to losses incurred by the discontinued transportation operations in 2002 that were carried back to prior years.

Other income from the continuing operations increased $325,000, or 507.8%, to $389,000 in 2003 from $64,000 in 2002. The increase in 2003 is due primarily to increases in royalty income, rental income, foreign currency exchange rate fluctuations and other income.

Interest expense decreased to $92,000 in 2003 from $843,000 in 2002, primarily due to lower borrowings in 2003 and interest paid to the Internal Revenue Service during 2002 that resulted from increased profits on long-term contracts.

Other expenses increased $175,000, or 45.8%, to $557,000 in 2003 from $382,000 in 2002 due primarily to $214,000 of an uncollectible interest receivable.

Income before Income Taxes from Continued Operations

	2003	% of Sales	2002	% of Sales	Increase/(Decrease)
Defense	$21,980,000	7.8%	$17,113,000	7.5%	$4,867,000	28.4%
Energy	3,897,000	13.7%	(10,108,000)	(34.2%)	14,005,000	138.6%
Other	(2,360,000)	—%	(2,567,000)	—%	207,000	8.1%
Total	$23,517,000	7.6%	$4,438,000	1.7%	$19,079,000	429.9%

During 2003, income from continuing operations before income taxes in the defense segment increased $4,867,000, or 28.4%, compared to 2002. Included in that increase is pension expense of $6,662,000 in 2003 as compared to a pension expense of $2,952,000 in 2002. In addition, changes in the program mix in the defense segment included higher profit international sales in 2002 that favorably impacted earnings when compared to 2003. However, during 2003 the defense segment did experience improved profits on domestic programs.

During 2003, income from continuing operations before income taxes in the energy segment was $3,897,000 compared to a loss from continuing operations before income tax benefit of $10,108,000 in 2002. The increase in 2003 was primarily due to the provision recognized for asbestos litigation expenses and the closing of Midwest in 2002. The 2002 loss included an asbestos litigation provision of $11,509,000 and $4,707,000 of expenses related to the closing of Midwest.

Other segment income from continuing operations before income taxes increased in 2003 due primarily to professional fees associated with a proxy fight, environmental issues and fees incurred in connection with the proposed sale of the Company during 2002, partially offset by increased costs related to the closing of the New York City office in October of 2003.

Income after taxes from continuing operations was $15,106,000, or $1.10 per diluted share in 2003, an increase of $11,242,000, or $0.82 per diluted share, from $3,864,000, or $0.28 per diluted share in 2002. The increase in income after taxes from continuing operations was primarily due to the increase in sales and the reduction in the asbestos litigation expense, partially offset by increases in the pension expenses and the expense related to the closing of the New York City office. In 2003, the asbestos litigation expense, net of tax, was $465,000, the expenses related to the closing of the New York City office, net of tax, was $595,000 and the net pension expenses, net of tax, were $3,932,000. In 2002, the asbestos litigation expense, net of tax, was $7,330,000, the expenses related to the closing of Midwest, net of tax, was $3,100,000 and the net pension expenses, net of tax, were $911,000.

Discontinued Transportation Operations

Sales in the discontinued transportation operations decreased $14,243,000, or 51.9%, to $13,204,000 from $27,447,000 in 2002. This was due to the planned cessation of operations and the sale of AAI’s contracts with the New Jersey Transit Corporation and Maryland Transit Administration in 2002.

The 2003 loss before income tax benefit of the discontinued transportation operations was $32,221,000 ($20,947,000 net of tax, or $1.53 per diluted share) compared to a loss of $66,053,000 ($42,941,000 net of tax, or $3.13 per diluted share) in 2002. The 2003 results include a pre-tax loss of $24,879,000 primarily related to the loss estimated to be incurred by ETI to complete the production and warranty phases of its one remaining contract with MUNI. This pre-tax loss consists of $23,800,000 related to estimated future contract costs of ETI. This increase in estimated future contract costs resulted from delivery delays caused by inventory shortages, and higher labor and material costs due to existing and likely engineering changes, amongst other factors. Also contributing to the increase was a revision of estimated warranty costs based upon the actual warranty claims experienced on a significant number of buses that were placed into revenue service. Further, ETI incurred $1,058,000 of general and administrative expenses during 2003, which could not have been accrued in prior periods. Additionally, the Company’s 2003 pre-tax loss includes (a) $4,314,000 of costs related to idle capacity at AAI’s facility that cannot be allocated to the Company’s now substantially completed MUNI subcontract, and (b) $3,028,000 of the Company’s general and administrative expenses.

The amounts recorded as ETI losses during 2003 and 2002 represent 100%, instead of 35%, of the losses expected to be incurred by ETI in completing its MUNI contract because AAI and the Company have agreed to partially indemnify a surety for certain of ETI’s performance and payment obligations under the MUNI contract and these potential indemnity obligations exceed the amount of the losses recorded. These indemnity obligations are described in further detail in Note 16 to the Financial Statements included in Item 8 of this Annual Report. The additional pre-tax losses recorded by the Company for Skoda a.s.’ 65% share of ETI’s losses totaled $16,171,000 in 2003 and $17,264,000 in 2002, while the losses related to the Company’s 35% equity share were $8,708,000 in 2003 and $9,296,000 in 2002.

At December 31, 2003, ETI had delivered 255 of the 273 ETBs in the MUNI contract. In addition, ETI is completing a retrofit program that incorporates final design changes for many of the previously delivered ETBs. The Company expects ETI’s retrofit program to be completed during the third quarter of 2004.

Included in the 2002 pre-tax loss from discontinued transportation operations was a $21,500,000 provision related to the sale to ALSTOM Transportation, Inc (“ALSTOM”) of the Company’s two overhaul contracts with the New Jersey Transit Corporation and the Maryland Transit Administration, as well as related assets and liabilities. Also included in the 2002 pre-tax loss was an increase of $7,818,000 in estimated costs to complete contracts, $4,799,000 of general and administrative expenses, and $5,376,000 of other disposition costs related to the sold contracts. Further, the Company recorded a pre-tax loss of $26,560,000 related to the estimated losses of ETI primarily due to material issues that substantially impacted ETI’s production line and technical issues with some major subassemblies that contributed to an extension of the program schedule.

During the completion of the discontinued transportation operations, the Company anticipates that the amount of overhead to be expensed is expected to approximate $1,000,000 subsequent to December 31, 2003. Further, general and administrative expenses related to the discontinued transportation operations that likewise will be expensed as incurred subsequent to December 31, 2003 are expected to approximate $3,000,000. Including the unabsorbed overhead, general and administrative expenses, and operating lease costs described above, as well as funding future anticipated ETI losses that have been periodically provided for, the Company expects that it may fund the discontinued transportation operations about $17,000,000 over the next 10 years. No assurances can be given, however, as to the actual amount of the Company’s liability concerning ETI’s obligation to complete its MUNI contract and exit the discontinued operations.

On March 3, June 5 and November 5, 2003, and on January 15, 2004, ALSTOM made certain indemnification claims to the Company to be discussed by ALSTOM’s and the Company’s respective managements. ALSTOM’s claims currently total approximately $8,500,000. The Company has requested further documentation from ALSTOM regarding its claims. Because the requested documentation has not been provided, the Company is currently unable to determine whether and to what extent the Company may have any liability with respect to these claims and therefore no accrual has been recorded for any future settlement.

Pension

	2003	2002	Increase/(Decrease)
Minimum Pension Liability	$6,755,000	$8,276,000	$(1,521,000)

Accumulated Other Comprehensive Loss	$42,284,000	$49,595,000	$(7,311,000)
Less Deferred Tax Benefit	(14,172,000)	(17,333,000)	3,161,000
	$28,112,000	$32,262,000	$(4,150,000)

Intangible Pension Asset	$4,085,000	$4,268,000	$(183,000)

Even though interest rates continued to decline during 2003, overall stock market values improved in comparison to 2002. Consequently, the Company’s minimum pension liability was reduced $1,521,000 to $6,755,000 at December 31, 2003, compared to a minimum pension liability of approximately $8,276,000 as of December 31, 2002. The 2003 adjustment resulted in a non-cash credit to stockholders’ equity of approximately $4,150,000, net of a deferred tax benefit of $3,161,000. At December 31, 2003 the Accumulated Other Comprehensive Loss in stockholders’ equity related to the minimum pension liability was $28,112,000, net of deferred taxes of $14,172,000. The Company also recorded a related intangible asset of $4,085,000 at December 31, 2003. The 2002 adjustment resulted in a non-cash charge to Accumulated Other Comprehensive Loss in stockholders’ equity of approximately $32,262,000, net of a deferred tax benefit of $17,333,000 and an intangible asset of $4,268,000. These adjustments do not directly affect the Company’s income statement or earnings for either year.

Backlog

Since December 31, 2002, the funded backlog, which are orders placed for which funds have been appropriated or purchase orders received, related to continuing operations increased $21,771,000, or 7.2%, to $323,187,000 in 2003 from $301,416,000 in 2002. The defense segment’s funded backlog was $318,307,000 at December 31, 2003 compared to $296,117,000 at December 31, 2002. The increase was generally due to the timing of the Shadow 200 TUAV full-rate production contract award and the timing of production on the JSECST program and by the receipt of additional orders associated with the Company’s C-17 Maintenance Trainer System program. The energy segment’s funded backlog was $4,880,000 at December 31, 2003 compared to $5,299,000 at December 31, 2002. Backlog represents products or services that the Company’s customers have committed by contract to purchase from the Company. Cancellation of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce backlog and, consequently, future revenues. Moreover, the Company’s failure to replace canceled or reduced backlog could result in lower revenues.

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

Sales

	2002	2001	Increase/(Decrease)
Defense	$229,215,000	$208,575,000	$20,640,000	9.9%
Energy	29,552,000	29,920,000	(368,000)	(1.2%)
Total	$258,767,000	$238,495,000	$20,272,000	8.5%

As set forth in the above table, the Company’s consolidated sales in 2002 increased $20,272,000 or 8.5% from the Company’s consolidated sales in 2001.

The sales growth in the defense segment was driven by increases in the UAV and Test Systems product areas. Sales to agencies of the U.S. Government by the defense segment were $161,406,000 in 2002 and $148,732,000 in 2001, an increase of $12,674,000 or 8.5%. Export sales by the defense segment were $60,910,000 in 2002 and $50,455,000 in 2001, an increase of $10,455,000 or 20.7%.

Net sales in the energy segment decreased $368,000 or 1.2% from 2001. This decrease was due to decreased spending by Detroit Stoker’s customers in the pulp and paper industry.

Gross Profit

	2002	% of Sales	2001	% of Sales	Increase/(Decrease)
Defense	$47,589,000	20.8%	$43,966,000	21.1%	$3,623,000	8.2%
Energy	8,528,000	28.9%	9,999,000	33.4%	(1,471,000)	(14.7%)
Total	$56,117,000	21.7%	$53,965,000	22.6%	$2,152,000	4.0%

The gross profit for 2003 increased $2,152,000 or 4.0% to $56,117,000 in 2002 from $53,965,000 in 2001. The gross profit percentage of sales was 21.7% in 2002 and 22.6% in 2001.

The defense segment gross profit percentage of sales decreased to 20.8% in 2002 from 21.1% in 2001. Included in the defense segment’s cost of sales is a pension expense of $2,952,000 in 2002 and pension income of $566,000 during 2001. Also included in the 2001 defense segment’s cost of sales is a curtailment gain of $1,933,000 resulting from changes the Company made to its post-retirement benefits plan that reduced the Company’s future liabilities. During 2002, the defense segment benefited from higher profits on certain foreign contracts.

The energy segment gross profit percentage of sales decreased to 28.9% in 2002 from 33.4% in 2001 due to a charge of $3,420,000 for accelerated depreciation of assets related to the closing of the foundry operated by Midwest. The energy segment’s increase in 2002 is attributable to lower cost castings, the manufacturing of which was outsourced in connection with the decision to close the foundry.

Selling and Administrative Expenses

	2002	% of Sales	2001	% of Sales	Increase/(Decrease)
Defense	$30,411,000	13.3%	$25,650,000	12.3%	$4,761,000	18.6%
Energy	6,769,000	22.9%	7,252,000	24.2%	(483,000)	(6.7%)
Other	1,352,000	—%	(22,000)	—%	1,374,000	6,245.5%
Total	$38,532,000	14.9%	$32,880,000	13.8%	$5,652,000	17.2%

Selling and administrative expenses in 2002 increased $5,652,000 or 17.2% from 2001. Selling and administrative expenses as a percentage of net sales was 14.9% in 2002 and 13.8% in 2001.

The defense segment’s selling and administrative expenses increased due to approximately $1,930,000 of reallocated corporate expenses primarily caused by a reduced allocation base in the discontinued transportation operations. The remainder of the cost growth was generally due to higher insurance costs and salary increases.

The decrease in the energy segment was due to a reduction in research and development expense and the closing of the foundry.

The increase of $1,374,000 in the other segment resulted primarily from increased professional and consulting fees. Generally, these fees related to matters concerning the Company’s environmental issues, sale process, and proxy contest.

Other Operating Expenses—Net

	2002	% of Sales	2001	% of Sales	Increase/(Decrease)
Defense	$506,000	0.2%	$646,000	0.3%	$(140,000)	21.7%
Energy	425,000	1.4%	—	0.0%	425,000	—%
Other	(228,000)	—%	(212,000)	—%	(16,000)	(7.5%)
Total	$703,000	0.3%	$434,000	1.5%	$269,000	62.0%

Other operating expenses—net, increased $269,000 or 62.0% to $703,000 in 2002 from $434,000 primarily due to the expenses related to the closing of the foundry operated by Midwest.

During 2002, the Company also recorded a provision of $31,852,000 for estimated asbestos-related defense and indemnity costs, offset by estimated insurance recoveries of $20,343,000.

Other income decreased $1,021,000 or 94.1% to $64,000 in 2002 from $1,085,000 in 2001. The decrease was primarily due to an insurance recovery in 2001 of $842,000.

Other expenses decreased $30,000 or 7.3% to $382,000 in 2002 from $412,000 in 2001.

Interest expense increased to $843,000 or 4,858.8% in 2002 from $17,000 in 2001 primarily due to interest paid on borrowings and interest paid to the Internal Revenue Service resulting from increased profits on long-term contracts.

Interest income decreased $491,000 in 2002 from $618,000 in 2001 due to lower investments.

Income Before Income Taxes from Continuing Operations

	2002	% of Sales	2001	% of Sales	Increase/(Decrease)
Defense	$17,113,000	7.5%	$18,422,000	8.8%	$(1,309,000)	(7.1%)
Energy	(10,108,000)	(34.2%)	3,042,000	10.2%	(13,150,000)	(432.3%)
Other	(2,567,000)	—%	547,000	—%	(3,114,000)	(569.3%)
Total	$4,438,000	1.7%	$22,011,000	9.2%	$(17,573,000)	(79.8%)

Income from continuing operations before income taxes in 2002 decreased $17,573,000 or 79.8% to $4,438,000 from $22,011,000 in 2001.

The defense segment income from continuing operations before income taxes in 2002 decreased $1,309,000 in 2002 compared to 2001. However, the Company recorded a pension expense of $2,952,000 in 2002 and pension income as well as a post-retirement curtailment gain of $566,000 and $1,933,000, respectively in 2001.

The energy segment loss from continuing operations before income taxes was $10,108,000 in 2002 compared to a profit of $3,042,000 in 2001. The decrease of $13,150,000 in 2002 was primarily due to an asbestos litigation provision to cover the estimated liability through 2012 net of estimated probable insurance recoveries, of $11,509,000, and $4,707,000 of expenses related to the closing of the energy segment’s foundry, partially offset by other efficiencies in gross profit and selling and administrative expenses.

In 2002, the other segment income from continuing operations before income taxes decreased $3,114,000 primarily due to an increase in professional and consulting fees related to matters concerning the Company’s environmental matters, sale process and proxy contest. Included in 2001 is a reduction of a reserve for local taxes of $1,000,000 related to the favorable settlement of a tax issue and an $842,000 insurance recovery.

Income After Taxes from Continuing Operations

Income after taxes from continuing operations was $3,864,000 or $0.28 per diluted share in 2002, a decrease of $10,764,000 or $0.82 per diluted share from $14,628,000 or $1.10 per diluted share in 2001. The 2002 results include a net charge for asbestos litigation of $7,330,000 or $0.53 per diluted share, a restructuring charge of $3,100,000 or $0.23 per diluted share and a decrease of $3,721,000 or $0.27 per diluted share in pension results and curtailment gain. These were partially offset by operating efficiencies.

Discontinued Transportation Operations

Sales in the discontinued transportation operations decreased $19,992,000 during 2002 to $27,447,000 from $47,439,000 during 2001. This was due primarily to reduced production on the San Francisco electric trolley bus contract of $16,458,000.

The loss, before taxes, during the year ended December 31, 2002 of the discontinued transportation operations was $66,053,000 (or a loss of $42,941,000 net of tax, or $3.13 per diluted share) compared to a loss of $14,886,000 (or a loss of $9,265,000 net of tax, or $0.70 per diluted share) during 2001. Included in the 2002 pre-tax loss was a $21,500,000 provision related to the sale of the Company’s two overhaul contracts with the New Jersey Transit

Corporation and the Maryland Transit Administration, as well as related assets and liabilities, to ALSTOM. The transaction closed on July 26, 2002. Also included in the 2002 pre-tax loss was an increase of $7,818,000 in estimated costs to complete contracts, $4,799,000 of general and administrative expenses, and $5,376,000 of other disposition costs related to the conveyed contracts. Further, the Company recorded a pre-tax provision of $9,296,000 related to its 35% equity share of estimated losses by ETI, which AAI (a Company subsidiary) owns jointly with Skoda, a.s. In addition, although ETI is owned 35% by AAI and 65% by Skoda, during 2002 the discontinued transportation operation recorded 100% of the ETI loss. AAI and the Company have agreed to partially indemnify the surety for certain of ETI’s performance and payment obligations under the MUNI contract and these potential indemnity obligations exceed the amount of the losses recorded. These indemnity obligations are described in further detail in Note 16 to the Financial Statements included in Item 8 of this Annual Report. The additional losses recorded by the Company for Skoda’s 65% share of ETI ‘s pre-tax losses totaled $17,264,000 during 2002.

Included in the $7,818,000 increase for the 2002 year in estimated costs to complete contracts is a loss provision of $4,730,000 recorded in the fourth quarter of 2002 regarding a higher estimate to complete the Company’s San Francisco electric trolley bus subcontract from ETI. This increase is generally due to a four-month schedule delay caused by production material issues and shortages.

Also included in the 2002 year results are provisions resulting from cost growth concerning ETI’s final assembly scope of work on the San Francisco electric trolley bus program. During the fourth quarter, material issues started to substantially impact the production line and technical issues with some of the major subassemblies contributed to an extension of the program schedule. These events resulted in a replanning of the production line and the related cost increases. Consequently, during the fourth quarter the Company recorded pre-tax provisions of $6,155,000 and $11,432,000, representing the Company’s 35% equity share of the additional loss and Skoda’s 65% equity share in ETI, for the reasons noted above.

Pension

As a result of the decline in overall stock market values and interest rates, the Company was required, under accounting regulations, to record a minimum pension liability of approximately $8,276,000 as of December 31, 2002, compared to a net pension asset of $46,901,000 at December 31, 2001. The adjustment resulted in a non-cash charge to Accumulated Other Comprehensive Loss in stockholders’ equity of approximately $32,262,000, net of a deferred tax benefit of $17,333,000 and an intangible asset of $4,268,000. The adjustment does not affect the Company’s income statement or earnings.

Backlog

The Company’s funded backlog related to continuing operations was $301,416,000 at December 31, 2002 compared to $207,343,000 at December 31, 2001. Funded backlog in the defense segment increased $94,896,000 or 47.2% to $296,117,000 at December 31, 2002 from $201,221,000 at December 31, 2001. Funded backlog in the energy segment decreased $823,000 or 13.5% to $5,299,000 at December 31, 2002 compared to $6,122,000 at December 31, 2001. Backlog represents products or services that the Company’s customers have committed by contract to purchase from the Company. Cancellation of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce backlog and, consequently, future revenues. Moreover, the Company’s failure to replace canceled or reduced backlog could result in lower revenues.

Liquidity and Capital Resources

Cash and cash equivalents increased $20,503,000, or 564.0%, to $24,138,000 at December 31, 2003 from $3,635,000 at December 31, 2002. Operating cash flow from continuing operations was $40,835,000. Income from continuing operations increased $11,242,000 to $15,106,000. In 2003, income from continuing operations included higher non-cash pension expense in 2003 caused by lower interest rates and stock market values. Also, the Company received a tax refund of $16,822,000 related to the Company’s 2002 net loss from discontinued operations. Further, depreciation and amortization decreased in 2003 mainly due to the accelerated depreciation associated with the closure of the foundry in the energy segment in 2002. The discontinued transportation operations used net cash of $7,946,000 for its operating activities primarily related to work performed for ETI under its MUNI subcontract and secunded labor arrangement for which payment has not been made.

The following analysis relates only to continuing operations. Trade receivables decreased $4,311,000 at December 31, 2003 from December 31, 2002. Included in trade receivables are U.S. Government receivables, which decreased $1,970,000. Inventories were $3,983,000 lower at December 31, 2003 than at December 31, 2002. The inventory decrease was primarily in the defense segment and resulted from higher inventory levels at December 31, 2002 in preparation for Shadow 200 TUAV full-rate production. Accounts payable decreased $1,594,000. Customer advances decreased $3,759,000 at December 31, 2003 from December 31, 2002, in accordance with the contractual terms of certain defense contracts.

Cash used for investing activities was $6,213,000 in 2003, primarily due to the acquisition of equipment and tooling in the defense segment in order to support increased production associated with various government contracts. In 2002 the cash provided by investing activities was $15,166,000 primarily due to proceeds from the sale of two contracts for the discontinued transportation operations partially offset by the acquisition of property and equipment. In 2001 cash used by investing activities was $2,594,000. The Company currently has no significant fixed commitment for capital expenditures, however, the Company currently is considering the acquisition of about $6,600,000 in capital assets and $1,700,000 of other costs over the next four years related to the implementation of a new enterprise resource planning (“ERP”) information system.

Net cash used for financing activities was $6,173,000. This was primarily due to dividend payments of $5,315,000 and the repurchase of the Company’s common stock of $6,036,000, partially offset by the receipt of $5,178,000 from the exercise of stock options. Cash received from the exercise of stock options in 2002 was $1,825,000 as cash dividends paid were $3,912,000.

In November 2003 the Board of Directors of the Company authorized the repurchase of up to $10,000,000 of common stock. At December 31, 2003, the Company had repurchased 357,600 shares of common stock for an aggregate amount of $6,036,000 or $16.88 per share. On January 27, 2004 the purchases under this plan were completed with approximately $1,000 remaining available under the authorization. At that date, the Company had repurchased 576,100 shares for an aggregate amount of $9,999,000 or $17.36 per share. On March 10, 2004 the Company’s Board of Directors authorized the repurchase of up to an additional $10,000,000 of common stock pursuant to this plan.

As of December 31, 2003, the Company has recorded net deferred tax assets of approximately $17,643,000. Management believes the Company will generate sufficient taxable income in future years to realize this benefit based upon the historical performance of the Company’s defense and energy segments, existing backlog, and the anticipated near term exit from the discontinued transportation operations.

Although the Company experienced higher pension plan expense in 2003 generally due to the downward trend in interest rates and pension asset losses in the securities markets as of the measurement date at December 31, 2002, which was the basis for the expense in 2003, the Company does not anticipate having to contribute cash to its pension plan during 2004. However, it plans to contribute $259,000 to the union pension plan that covers certain employees in the energy segment. The Company also expects to contribute $2,744,000 to the other postretirement benefits plans for the fiscal year ending December 31, 2004.

On June 28, 2001, the Company and certain of its subsidiaries entered into a Loan and Security Agreement (the “Credit Agreement”) with Fleet Capital Corporation (“Fleet”). The Credit Agreement has a term of three years and provides for letters of credit and cash borrowings, subject to a borrowing base. The Credit Agreement provides for up to $25,000,000 of credit advances, with a sub limit of $10,000,000 for cash borrowings. Credit advances may increase to $32,000,000 provided that amounts in excess of $25,000,000 are cash-collateralized. At December 31, 2003 there were no cash borrowings under the Credit Agreement. The letter of credit obligations outstanding at December 31, 2003 under the Credit Agreement were $3,627,000. During 2003, amendments to the Credit Agreement were entered into whereby, among other things, the financial covenants were modified, the amount of the Company’s common stock that may be repurchased during the term of the Credit Agreement was increased from $5,000,000 to $20,000,000, and a borrowing base reserve of $6,000,000 on the total credit facility was instituted, with a $3,000,000 reserve being applied to the $10,000,000 cash sub limit. The covenants that the Company agreed to included a minimum ratio of total liabilities to tangible net worth, a limitation to the pre-tax losses of the discontinued transportation operations and a minimum amount of tangible net worth. The Credit Agreement is scheduled to expire on June 28, 2004, however, management is in discussions with Fleet to extend and expand its existing facility as well as other potential lenders in order to obtain a new facility. The Company believes that it will be successful in its ability to negotiate an extended or new credit agreement with Fleet or to enter into a new credit agreement with another party.

Detroit Stoker also has a $2,000,000 line of credit with a bank that may be used for cash borrowings or letters of credit. This agreement expires May 1, 2004. The Company believes that it will be able to obtain an extension of such agreement. At December 31, 2003, Detroit Stoker had no cash borrowings and $395,000 of letters of credit outstanding.

Based on the existing Credit Agreement and current initiatives and operations, the Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements for the next twelve months.

In accordance with its previously disclosed strategic initiatives, the Company intends to sell non-core assets, maximize efficiency, evaluate a recapitalization, and consider select acquisitions to grow its core defense businesses. Accordingly, in October 2003 the Company engaged Imperial Capital LLC to assist the Company in a potential sale of the Detroit Stoker energy segment. No assurances can be given regarding whether Detroit Stoker will be sold nor as to the timing or proceeds from any such sales.

The Company conducts a significant amount of business with the U.S. Government. Sales to agencies of the U.S. Government were $249,327,000, $161,569,000 and $149,047,000 for 2003, 2002 and 2001, respectively. Although there are currently no indications of a significant change in the status of government funding of certain programs, should this occur, the Company’s results of operations, financial position and liquidity could be materially affected. Such a change could have a significant impact on the Company’s profitability and stock price. This could affect the Company’s ability to acquire additional funds from our revolving credit facility or from other sources.

The Company paid cash dividends of $0.40 per share in 2003, $0.30 per share in 2002 and $0.40 per share in 2001. Aggregate dividend payments amounted to $5,315,000 in 2003, $3,912,000 in 2002 and $5,069,000 in 2001.

The ratio of current assets to current liabilities was 1.9 at the end of 2003 and 2.0 at the end of 2002.

The following table sets forth the contractual obligations of the Company at December 31, 2003:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	$8,812,000	$2,996,000	$3,281,000	$2,193,000	$342,000
Purchase Obligations	1,064,000	1,064,000	—	—	—
Severance Obligations	605,000	605,000	—	—	—
Other Long Term Liabilities	—	—	—	—	—
Total	$10,481,000	$4,665,000	$3,281,000	$2,193,000	$342,000

Restructuring Charges

Detroit Stoker ceased its foundry operation conducted by its formerly wholly-owned subsidiary, Midwest, effective May 17, 2002. During 2002, Detroit Stoker incurred severance and other cash charges totaling approximately $1,287,000 related to the restructuring, including operating losses of Midwest. In addition, the Company accelerated depreciation of its foundry facility assets during the foundry’s operating period in 2002. Depreciation of this facility was $3,420,000 during 2002. No additional expenses were incurred in 2003.

On October 31, 2003, the Company closed its New York City office and relocated the administrative activities conducted at that location to its headquarters in Hunt Valley, Maryland. Accordingly, the Company recorded a charge of $546,000 during 2003 related to severance costs for the former employees at that location and an additional $355,000 related to lease termination expenses and other closure costs.

Contingent Matters

Off Balance Sheet Arrangements

In connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on the Company’s results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of December 31, 2003. No assurances can be given, however, as to the Company’s liability if the Company’s partners or subcontractors are unable to perform their obligations.

For a discussion of AAI’s and the Company’s indemnity obligations relating to ETI, 35% of which is owned by AAI, see Notes 16 and 18 to the Financial Statements included in Item 8 of this Annual Report.

Other Contingent Matters

On July 26, 2002, the Company sold two transportation overhaul contracts with the New Jersey Transit Corporation and Maryland Transit Administration and related assets and liabilities to ALSTOM. The Company agreed to indemnify ALSTOM against certain breaches by AAI of representations and covenants pursuant to the Master Agreement (“Agreement”). Certain of such indemnity claims are subject to a requirement that notice be given within nine months of the closing and are subject to a maximum exposure of $4,250,000. Other indemnification claims are not so limited. On March 3, June 5 and November 5, 2003, and on January 15, 2004, ALSTOM made certain indemnification claims to the Company to be discussed by ALSTOM’s and the Company’s respective managements. ALSTOM’s claims currently total approximately $8,500,000. The Company has requested further documentation concerning ALSTOM’s claims. These matters are still pending and the Company is unable to determine whether and to what extent the Company may have any liability with respect to such claims.

The Company is involved in various lawsuits and claims, including asbestos-related litigation and environmental matters. For further information, refer to Note 16 to the Financial Statements included in Item 8 of this Annual Report.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas. For example, key assumptions are particularly important in developing the Company’s projected liabilities for pension and other postretirement benefits. Other areas in which significant uncertainties exist include, but are not limited to, projected costs to be incurred in connection with legal matters. The Company recognizes a liability for legal indemnification and defense costs when it believes it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information. The accruals are recorded at undiscounted amounts if the Company cannot reliably determine timing of the cash payments, and the amounts are classified as liabilities on the accompanying consolidated balance sheets. The Company also has insurance that covers certain losses and records a receivable to the extent that the claim can be reasonably estimated and realization is deemed probable. This receivable is recorded at undiscounted amounts and is classified as a non-current receivable in the accompanying consolidated balance sheets.

The Company generally follows the percentage-of-completion method of accounting for its long-term contracts. Sales and gross profit are principally recognized as work is performed based on the relationship between actual costs incurred and total estimated costs, at completion. Alternatively, certain contracts provide for the production of various units throughout the contract period, and sales and gross profit on these contracts are accounted for based on the units delivered. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. Incentives or penalties, estimated warranty costs and awards applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified. Although management believes that the profits are fairly stated and that adequate provisions for losses on certain of the fixed price contracts have been recorded in the financial statements, revisions to such estimates do occur and at times are material to the Company’s results of operations and financial position.

Inventory is recorded at the lower of cost or market. Inventoried costs associated with long-term contracts include costs and earnings of incomplete contracts not yet billable to the customer. These amounts represent the difference between the percentage-of-completion method of accounting for long-term contracts used to record operating results by the Company’s defense segment and the amounts billable to the customer under the terms of the specific contracts. Estimates of final contract costs and earnings (including earnings subject to future determination through negotiation or other procedures) are reviewed and revised periodically throughout the lives of the contracts.

The Company files income tax returns and estimates income taxes in each of the taxing jurisdictions in which it operates. The Company is subject to tax audits in each of these jurisdictions, which could result in changes to the estimated taxes. The amount of these changes would vary by jurisdiction and would be recorded when known. Management has recorded valuation allowances to reduce its deferred tax assets to the amount that is more likely than not to be realized. In doing so, management has considered future taxable income and on-going tax planning strategies in assessing the need for a valuation allowance.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which requires the consolidation of variable interest entities, as defined. This interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective December 15, 2003. The adoption of Statement No. 148 did not have a material effect on the Company’s financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement No. 123’s fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While Statement No. 148 does not amend Statement No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of Opinion No. 25. The adoption of Statement No. 148 did not have a material effect on the Company’s financial position or results of operations.

Risk Factors

Important risk factors that could cause the Company’s actual results to differ materially from those suggested by the Company’s forward-looking statements contained herein include:

The Company depends on government contracts for substantially all of its sales.

The Company derives approximately 77% of its revenue from sales to the U.S. Government and its agencies. The Company expects that the U.S. Government sales will continue to be the primary source of its revenue for the foreseeable future. The loss of U.S. Government contracts or a delay or decline in funding of existing and future U.S. Government programs are subject to uncertain future funding levels, which can also result in the deferral or termination of programs. The Company’s business is also highly sensitive to changes in national and international priorities and the U.S. Government budgets.

In addition, U.S. Government contracts typically contain provisions and are subject to laws and regulations that give the government agencies rights and remedies not typically found in commercial contracts, including providing the government agency with the ability to unilaterally terminate, reduce the value of and modify some of the terms and conditions of existing contracts, suspend or permanently prohibit the Company from doing business with the U.S. Government or with any specific government agency, control and potentially prohibit the export of the Company’s products, and claim rights in technologies and systems invested, developed or produced by the Company.

If a U.S. Government agency terminates a contract with the Company for convenience, the Company generally may recover only its incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If an agency terminates a contract with the Company for default, the Company is denied any recovery and may be liable for excess costs incurred by the agency in procuring undelivered items from an alternative source. The Company may receive show-cause or cure notices under contracts that, if not addressed to the agency’s satisfaction, could give the agency the right to terminate those contracts for default or to cease procuring the Company’s services under those contracts.

In the event that any of the Company’s contracts were to be terminated or adversely modified, there may be significant adverse effects on the Company’s revenues, operating costs and income that would not be recoverable.

As a U.S. Government contractor, the Company is subject to a number of procurement rules and regulations.

The Company must comply with and is affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiations, define allowable and unallowable costs and otherwise govern the Company’s right to reimbursement under certain cost-based U.S. Government contracts, and restrict the use and dissemination of classified information and the exportation of certain products and technical data.

These laws and regulations affect how the Company does business with its customers and in some instances, impose added costs on our businesses. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts.

The Company’s businesses could be adversely affected by a negative audit by the U.S. Government.

U.S. Government agencies such as the Defense Contract Audit Agency (“DCAA”) routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, the Company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, the Company could suffer serious harm to its reputation if allegations of impropriety were made against it.

The Company’s revenues will be adversely affected if the Company fails to receive renewal or follow-on contracts.

Renewal and follow-on contracts are important because the Company’s contracts are for fixed terms. These terms vary from shorter than one year to over five years, particularly for contracts with options. The typical term of the Company’s contracts with the U.S. Government is between one and three years. The loss of revenues from the Company’s possible failure to obtain renewal or follow-on contracts may be significant because the Company’s U.S. Government contracts account for a substantial portion of the Company’s revenues.

Cost over-runs on the Company’s contracts could subject it to losses and adversely affect its future business.

Approximately 70% of the Company’s contracts in 2003 were firm fixed-price contracts. Under firm fixed-price contracts, the Company performs services under a contract at a stipulated price. If the Company’s initial estimates used for calculating the contract price are incorrect, the Company can incur losses on those contracts because any costs in excess of the fixed price are absorbed by the Company. Under time and materials contracts, the Company is paid for labor at negotiated hourly billing rates and for certain expenses. Under cost reimbursement contracts, which are subject to a contract-ceiling amount, the Company is reimbursed for allowable costs and paid a fee, which may be fixed or performance based. However, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, the Company may not be able to obtain reimbursement for all such costs. The Company’s ability to manage costs on each of these contract types may materially and adversely affect its financial condition. Cost over-runs also may adversely affect the Company’s ability to sustain existing programs and obtain future contract awards.

Due to the size and nature of many of the Company’s contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information for the Company to assess anticipated performance. Estimates of award fees are also used in estimating sales and profit rates based on actual and anticipated awards.

Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if the Company used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on accounting policies we have in place for recognizing sales and profits, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies in Item 7 of this Annual Report and Note 2 of the Notes to Financial Statements included in Item 8 of this Annual Report.

Failure to perform by one of the Company’s subcontractors, partners or suppliers could materially and adversely affect the Company’s performance and the Company’s ability to obtain future business.

Many of the Company’s contracts involve subcontracts or partnerships with other companies upon which the Company relies to perform a portion of the services the Company must provide to its customers. There is a risk that the Company may have disputes with the Company’s subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, the Company’s failure to extend existing task orders or issue new task orders under a subcontract or the Company’s hiring of personnel of a subcontractor. A failure by one or more of the Company’s subcontractors to satisfactorily provide on a timely basis the agreed-upon services may materially and adversely impact the Company’s ability to perform the Company’s obligations as the prime contractor. Subcontractor performance deficiencies could expose the Company to liability and have a material adverse effect on the Company’s ability to compete for future contracts and orders.

In addition, in connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company’s results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of December 31, 2003. No assurances can be given, however, as to the Company’s liability if the Company’s partners or subcontractors are unable to perform their obligations.

In addition, although the Company can obtain materials and purchase components generally from a number of different suppliers, several suppliers are the Company’s sole source of certain components. If a supplier should cease to deliver such components, the Company would probably find other sources; however, this could result in added cost and manufacturing delays, which may affect the Company’s ability to meet customer needs and may have an adverse impact on the Company’s profitability.

The Company operates in highly competitive and rapidly changing markets.

The defense industry in which the Company primarily participates is highly competitive and characterized by rapid technological change. If the Company does not continue to improve existing product lines and develop new products and technologies, the Company’s business could be materially and adversely affected. In addition, the Company’s competitors could introduce new products with greater capabilities which could also have a material adverse effect on the Company’s business. In addition, in connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company’s results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of December 31, 2003. No assurances can be given, however, as to the Company’s liability if the Company’s partners or subcontractors are unable to perform their obligations.

The Company competes primarily for government contracts against many companies that are larger than the Company, devote greater resources to research and development, and generally have greater financial and other resources. Consequently, these competitors may be better positioned to take advantage of economies of scale and develop new technologies. In order to remain competitive, the Company must keep the Company’s capabilities technically advanced and compete on price and on value added to its customers. The Company’s ability to compete may be adversely affected by limits on its capital resources and its ability to invest in maintaining and expanding the Company’s market share. If the Company is unable to compete effectively, its business and prospects will be adversely affected.

In addition, the Company’s international business is subject to changes in import and export policies, technology transfer restrictions, limitations imposed by U.S. law that are not applicable to foreign competitors, and other legal, financial and governmental risks.

The Company and its subsidiaries are subject to asbestos-related and environmental litigation and other liabilities.

The Company’s financial condition and performance may be affected by pending litigation, including asbestos and environmental matters, and other loss contingencies, and by unanticipated liabilities. These litigation matters and contingencies are described in Note 16 of the Notes to Financial Statements included in Item 8 of this Annual Report.

Although the Company accounts for its transportation business as a discontinued operation, the Company remains subject to significant obligations in connection with such operations.

The Company accounts for its transportation business as a discontinued operation. As such, the Company is attempting to complete its obligations under its remaining contract in this business in such a way as not to expose the Company to further losses. However, as discussed in Note 16 to the Notes to Financial Statements included in Item 8 of this Annual Report, the remaining obligations and potential obligations, which include performance and indemnity obligations, are significant. Therefore, although the Company anticipates that ETI’s current program will be completed during the third quarter of 2004 and that it has adequately provided for the estimated losses including warranty obligations to be incurred by ETI, there can be no assurances that the Company will, in fact, be able to successfully extricate itself from its obligations and potential obligations within the stated time frame or within the established reserves.

The Company’s level of returns on pension plan assets could affect the Company’s earnings in future periods.

The Company’s net income or loss may be positively or negatively impacted by the amount of income or expense the Company records for its pension plan. An example of how changes in the Company’s assumptions related to the Company’s pension plan can affect the Company’s financial statements occurred in 2002. For a discussion regarding how the Company’s financial statements can be affected by pension plan accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report and Note 11 of the Notes to Financial Statements included in Item 8 of this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At times, the Company enters into forward exchange contracts to manage its exposure against foreign currency fluctuations on sales transactions denominated in foreign currencies. The contract obligates the Company to exchange predetermined amounts of the foreign currency at certain dates, or to make an equivalent U.S. dollar payment equal to the value of such exchanges. The purpose of the Company’s foreign exchange currency activities is to protect the Company from the risk that the eventual U.S. dollar cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates. Gains and losses for effective hedging activities are included in Other Comprehensive Income and recognized in earnings when the future sales occur. Gains and losses for ineffective hedges are recorded in income. At December 31, 2003 the Company had two foreign currency forward contracts with large financial institutions. One for Australian dollars having maturities of three years to hedge contract payments scheduled to be received within three years. The aggregate notional value of this contract was $1,500,000, with an aggregate loss of $96,000 based on fair market value. The second contract is for the delivery of Euros in 2004 has a notional value totaling $2,250,000, with an aggregate loss of $336,000 based on fair market value. Both of these have been recorded in income.

The Company is exposed to credit loss in the event of nonperformance by counterparties on foreign exchange contracts. The amount of such exposure is generally the unrealized gain or loss on such contracts. The Company does not hold or issue financial instruments for trading purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2003	2002
Assets
Current Assets
Cash and cash equivalents	$24,138	$3,635
Trade receivables
U.S. Government	24,570	26,540
Other, less allowance for doubtful accounts of $556 and $235 for 2003 and 2002, respectively	8,807	11,148
	33,377	37,688
Federal income tax receivable	—	15,509
Inventories	16,968	20,951
Prepaid expenses and other assets	2,660	1,351
Deferred income taxes	6,757	4,528
Assets of discontinued operations	6,139	15,092
Total Current Assets	90,039	98,754
Deferred income taxes	10,886	11,531
Other assets	7,710	7,421
Insurance receivable—asbestos litigation	20,317	20,343
Property and equipment
Land	459	459
Buildings and improvements	38,020	35,244
Machinery and equipment	68,394	67,002
Furniture and fixtures	4,715	4,891
	111,588	107,596
Less: Allowance for depreciation and amortization	89,372	86,400
	22,216	21,196
Total Assets	$151,168	$159,245
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$10,117	$11,711
Accrued employee compensation and taxes	11,920	12,043
Customer advances	2,452	6,211
Reserve for contract losses	1,681	2,050
Other liabilities	5,654	3,682
Liabilities of discontinued operations	16,611	12,563
Total Current Liabilities	48,435	48,260
Minimum pension liability	6,755	8,276
Post retirement benefits other than pensions	21,970	22,361
Reserve for asbestos litigation	31,595	31,852
Other liabilities	1,466	865
Shareholders’ equity
Common stock—par value $1.00 per share Authorized shares 30,000,000; Issued 14,374,148 shares; Outstanding 13,267,218 shares in 2003 and 13,067,918 shares in 2002	14,374	14,374
Additional capital	88,125	92,085
Retained deficit	(22,095)	(16,254)
Cost of shares in treasury:
1,106,930 shares in 2003 and 1,306,230 shares in 2002	(11,345)	(10,312)
Accumulated other comprehensive loss	(28,112)	(32,262)
Total Shareholders’ Equity	40,947	47,631
Total Liabilities and Shareholders’ Equity	$151,168	$159,245

See notes to consolidated financial statements.

UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share amounts)

	Twelve Months Ended December 31,
	2003	2002	2001
Net sales	$310,947	$258,767	$238,495
Cost of sales	243,589	202,650	184,530
Gross profit	67,358	56,117	53,965
Selling & administrative expenses	42,717	38,532	32,880
Asbestos litigation provision—net	717	11,509	—
Other operating expenses—net	667	703	434
Total operating income	23,257	5,373	20,651
Non-operating income and (expense)
Interest income	463	127	618
Other income	389	64	1,085
Equity in net income of joint venture	57	99	86
Interest expense	(92)	(843)	(17)
Other expenses	(557)	(382)	(412)
	260	(935)	1,360
Income from continuing operations before income taxes	23,517	4,438	22,011
Provision for income taxes
Federal current	9,274	5,432	8,145
Federal deferred	(1,525)	(4,933)	(152)
State	662	75	(610)
Total income taxes	8,411	574	7,383
Income from continuing operations	15,106	3,864	14,628
Loss from discontinued operations—net of income tax benefit of $11,274, $23,112 and $5,621 for 2003, 2002 and 2001, respectively	(20,947)	(42,941)	(9,265)
Net (loss) income	$(5,841)	$(39,077)	$5,363
Basic earnings per share:
Income from continuing operations	$1.14	$0.30	$1.15
Loss from discontinued operations	$(1.58)	$(3.30)	$(0.73)
Net (loss) income	$(0.44)	$(3.00)	$0.42
Diluted earnings per share:
Income from continuing operations	$1.10	$0.28	$1.10
Loss from discontinued operations	$(1.53)	$(3.13)	$(0.70)
Net (loss) income	$(0.43)	$(2.85)	$0.40

See notes to consolidated financial statements.

UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Twelve Months Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net (loss) income	$(5,841)	$(39,077)	$5,363
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Loss from discontinued operations, net of income tax benefit	20,947	42,941	9,265
Net asbestos litigation expense	—	11,509	—
Pension expense (income), net	6,119	1,321	(2,385)
Income tax refund	16,822	—	—
Depreciation and amortization	5,415	8,763	6,413
Noncash compensation charge	—	—	346
Deferred income taxes	(1,525)	(4,933)	152
Equity in net income of joint venture	(57)	(99)	(86)
Changes in operating assets and liabilities:
Decrease in trade receivables	4,311	87	12,443
Decrease (increase) in inventories	3,983	(4,763)	11,792
(Increase) decrease in prepaid expenses and other current assets	(1,309)	404	1,223
Decrease in customer advances	(3,759)	(831)	(2,329)
(Decrease) increase in accounts payable, accruals and other current liabilities	(1,427)	7,054	5,665
Other—net	(2,844)	490	(4,692)
Net Cash Provided by Continuing Operations	40,835	22,866	43,170
Net Cash Used for Discontinued Operations, exclusive of income taxes	(7,946)	(37,806)	(45,459)
Net Cash Provided by (Used for) Operating Activities	32,889	(14,940)	(2,289)

INVESTING ACTIVITIES
Proceeds from sale of assets for discontinued operations	—	20,756	—
Increase in amount due from investee for discontinued operations	(2,122)	(3,648)	(2,986)
Repayment of advances by investee of discontinued operations	2,122	1,917	2,730
Purchase of property and equipment	(6,213)	(5,219)	(2,028)
Capital expenditures of discontinued operations	—	—	(2,610)
Repayment of advances and dividend received by investee	—	1,360	2,300
Net Cash (Used for) Provided by Investing Activities	(6,213)	15,166	(2,594)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	5,178	1,825	4,063
Dividends	(5,315)	(3,912)	(5,069)
Purchase of treasury shares	(6,036)	—	—
Proceeds from borrowings	—	—	6,300
Payments on long term debt and financing	—	—	(6,300)
Net Cash Used for Financing Activities	(6,173)	(2,087)	(1,006)
Increase (decrease) in cash and cash equivalents	20,503	(1,861)	(5,889)
Cash and cash equivalents at beginning of period	3,635	5,496	11,385
Cash and cash equivalents at end of period	$24,138	$3,635	$5,496

See notes to consolidated financial statements.

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 1.    Nature of Operations

United Industrial Corporation is an advanced technology company applying its resources to the research, development and production of aerospace and military systems, electronics and components under defense contracts, and to a lesser extent to energy systems for industry and utilities.

The principal business segments are defense and related products, and energy generating systems. The ground transportation systems business is included as a discontinued operation. See Notes 2 and 16.

Note 2.    Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. Actual results could differ from these estimates and such differences may be material to the Financial Statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The Company includes in income its proportionate share of the net earnings or losses of unconsolidated investees, when the Company’s ownership interest is between 20% and 50%. During 2002, the discontinued transportation operations of the Company began recording 100%, instead of 35%, of Electric Transit Inc.’s (“ETI’s”) losses because of the apparent inability of Skoda, a.s., the majority owner, to meet its financial obligations under ETI’s shareholder agreement and AAI’s contractual indemnification of the surety concerning certain of ETI’s performance criteria.

Fair Value Information

The carrying amounts for cash, accounts receivable and accounts payable approximate fair value because of the short term nature of these instruments.

Discontinued Operations

The Company accounts for the remaining transportation operations as discontinued operations including its 35% ownership in ETI.

During 2002, the Company sold two transportation overhaul contracts and related assets. The Company recorded a loss of $21,500,000 associated with this transaction. The proceeds of this sale were approximately $20,756,000. In addition, the agreement provided for the Company to be released under all performance bonds and obligations under the conveyed contracts. Further, the Company received a cost plus fee contract to perform work on the conveyed contracts for the purchaser during a transition period not to exceed six months. These divested overhaul contracts, and the efforts undertaken by AAI to assist ETI to complete its one remaining contract, as well as AAI’s equity interest in ETI, are included in the accounting for discontinued operations. See Notes 16 and 17 for additional information.

Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of cost or market. At December 31, 2003 and 2002, approximately 14% and 21%, respectively, of total inventory were priced by the last-in, first-out (LIFO) method with the remainder priced at actual or average cost. If the first-in, first-out (FIFO) method of inventory pricing had been used, inventories would have been approximately $3,149,000 and $2,984,000 higher than reported on December 31, 2003 and 2002, respectively.

Revenue and Gross Profit Recognition

The Company generally follows the percentage-of-completion method of accounting for its long-term contracts. Sales and gross profit are principally recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Alternatively, certain contracts provide for the production of various units throughout the contract period, and sales and gross profit on these contracts are accounted for based on the units delivered. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. Incentives or penalties, estimated warranty costs and awards applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.

Noncontract revenue is recorded when the product is shipped and the title passes or when the services are provided.

Property and Equipment

Property and equipment are stated at cost. The policy of the Company is to provide for depreciation on the straight-line and declining-balance methods, by annual charges to operations calculated to amortize the cost over the estimated useful lives of the various classes of property and equipment.

Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share gives effect to the assumed exercise of dilutive options, using, where appropriate, the treasury stock method.

Stock-Based Compensation

The Company has elected to continue to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), whereby compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. In addition, the Company furnishes the proforma disclosures required under FASB Statement No. 148, “Accounting for Stock Based Compensation Transition and Disclosure” (FAS 148), a

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

reconciliation of net earnings and related proforma income and income per common share from continuing operations is as follows:

	December 31,
(Dollars in thousands, except per share amounts)	2003	2002	2001
Income from continuing operations:
As reported	$15,106	$3,864	$14,628
Total employee stock compensation expense determined under fair value method, net of tax	(716)	(785)	(746)
Proforma	$14,390	$3,079	$13,882

Income per common share from continuing operations:
As reported:
Basic	$1.14	$0.30	$1.15
Diluted	$1.10	$0.28	$1.10
Proforma:
Basic	$1.09	$0.24	$1.09
Diluted	$1.05	$0.23	$1.04

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yields of 2.4%, 2.0% and 3.0%; expected volatility of 26%, 44% and 29%; risk-free interest rates of 4.3%, 4.6% and 5.2%; and expected lives of ten years in 2003, 2002 and 2001. In 2003, some of the options granted had an exercise price that was greater than the current market price on the date of grant, while all of the other options were granted with an exercise price equal to the market price on the date of the grant. In 2003, the weighted-average fair value of options granted with their exercise price equal to the current market price at the date of grant was $4.91. The weighted-average fair value of options granted with their exercise price greater than the current market price at the date of grant was $4.87. The weighted-average fair value of an option granted was $8.95 and $4.09 for the years ended December 31, 2002 and 2001, respectively.

Reclassification

Certain financial statement amounts in the prior years have been reclassified to conform to current year’s presentation.

Foreign Currency Contracts

At times, the Company enters into forward exchange contracts to manage its exposure against foreign currency fluctuations on sales transactions denominated in foreign currencies. The contract obligates the Company to exchange predetermined amounts of the foreign currency at certain dates, or to make an equivalent U.S. dollar payment equal to the value of such exchanges. The purpose of the Company’s foreign exchange currency activities is to protect the Company from the risk that the eventual U.S. dollar cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates. Gains and losses for effective hedging activities are included in Other Comprehensive Income and recognized in earnings when the future sales occur. Gains and losses for ineffective hedges are recorded in income. At December 31, 2003, the Company had two foreign currency forward contracts with large financial institutions. One is for Australian dollars having maturities of three years to hedge contract payments scheduled to be received within three years. The aggregate notional value of this contract was $1,500,000, with an aggregate loss of $96,000 based on fair market value. The second contract is for the delivery of Euros in 2004 and has a notional value totaling $2,250,000, with an aggregate loss of $336,000 based on fair market value. The losses on both of these foreign currency forward contracts have been recorded in income.

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company is exposed to credit loss in the event of nonperformance by counterparties on foreign exchange contracts. The amount of such exposure is generally the unrealized gain or loss on such contracts. The Company does not hold or issue financial instruments for trading purposes.

Legal Matters

The Company recognizes a liability for legal indemnification and defense costs when it believes it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information. The accruals are recorded at undiscounted amounts if the Company cannot reliably determine the timing of the cash payments and the amounts are classified as liabilities on the accompanying consolidated balance sheets. The Company also has insurance that covers losses on certain claims and legal matters and records a receivable to the extent that the realization of the insurance is deemed probable. This receivable is recorded at undiscounted amounts and is classified as a noncurrent receivable in the accompanying consolidated balance sheets.

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement No. 123’s fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of Opinion No. 25. The adoption of Statement No. 148 did not have a material effect on the Company’s financial statements or results of operations.

In January 2003, the FASB issued Interpretation No. 46,“Consolidation of Variable Interest Entities” which requires the consolidation of variable interest entities, as defined. This interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective December 15, 2003. The adoption of Interpretation No. 46 did not have a material effect on the Company’s financial statements or results of operations.

During December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act incorporates a prescription drug benefit under Medicare as well as federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting for Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” As permitted under FSP 106-1, the Company has elected to defer accounting for the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued. Additionally, the accrued benefit obligation and the net periodic postretirement benefit costs included in the Company’s consolidated financial statements does not reflect the effects of the Act on the Company’s post retirement benefit plan. Upon issuance of authoritative guidance, and adoption of such guidance, the Company may have to adjust amounts previously reported in the financial statements.

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 3.    Trade Receivables

Amounts due from the U.S. Government primarily related to long-term contracts of the Company’s defense segment were as follows:

	December 31,
(Dollars in thousands)	2003	2002
Amounts billed	$8,348	$10,179
Unbilled recoverable costs and earned fees	15,963	15,676
Retainage per contract provisions	259	685
	$24,570	$26,540

Billed and unbilled amounts include $3,991,000 and $2,617,000 at December 31, 2003 and 2002, respectively, related to contracts for which a subsidiary of the Company is a subcontractor to other government contractors. Unbilled recoverable costs and earned fees represent amounts that will be substantially collected within one year. Retainage amounts will generally be billed over the next twelve months.

Other Accounts Receivable, net of allowance for doubtful accounts was $8,807,000 and $11,148,000, at December 31, 2003 and 2002, respectively, and consisted of receivables from industrial and other non-U.S. Government customers. The Company continuously evaluates the credit worthiness of its non-U.S. Government customers and generally does not require collateral.

Note 4.    Inventories

	December 31,
(Dollars in thousands)	2003	2002
Finished goods and work in progress	$3,136	$6,151
Costs and earnings related to long-term contracts	55,984	65,031
Deduct progress payments related to long-term contracts	(43,218)	(51,667)
Costs and earnings in excess of billings	12,766	13,364
Total finished goods and work in progress	15,902	19,515
Materials and supplies	1,066	1,436
	$16,968	$20,951

The inventoried costs associated with incomplete long-term contracts not yet billed to customers include costs and earnings of $12,766,000 in 2003 and $13,364,000 in 2002. These amounts represent the percentage-of-completion method of accounting for long-term contracts in excess of the amounts billable to the customer under the terms of the specific contracts. Estimates of final contract costs are reviewed and revised periodically throughout the lives of the contracts. Adjustments to the contract costs resulting from the revisions are recorded on a current basis. The Company recognized pre-tax losses of $4,222,000 and $4,610,000 during 2003 and 2002, respectively, resulting primarily from revision of cost estimates on certain major long-term contracts.

Note 5.    Other Assets

	December 31,
(Dollars in thousands)	2003	2002
Intangible pension asset	$4,085	$4,268
Patents and other intangible assets, net	718	940
Other	2,907	2,213
	$7,710	$7,421

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

Patents and other intangible assets represent assets acquired in connection with the purchase of ACL Technologies Inc., an indirect wholly owned subsidiary of the Company, and are being amortized primarily on a straight-line basis through 2007. Amortization expense amounted to $222,000 in 2003, $226,000 in 2002 and $318,000 in 2001. Accumulated amortization amounted to $4,888,000 and $4,666,000 at December 31, 2003 and 2002, respectively. Other includes the investment in a joint venture.

Note 6.    Long-Term Debt and Credit Arrangements

On June 28, 2001, the Company and certain of its subsidiaries (collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Credit Agreement”) with Fleet Capital Corporation. The Credit Agreement has a term of three years and provides for letters of credit and cash borrowings, subject to a borrowing base. The Credit Agreement provides for up to $25,000,000 of credit advances, with a $10,000,000 cash borrowing sublimit. Credit advances may increase to $32,000,000 provided that amounts in excess of $25,000,000 are cash-collateralized. All assets of the Borrowers are pledged as collateral under the Credit Agreement. At December 31, 2003 there were no cash borrowings under the Credit Agreement. The letter of credit obligations outstanding at December 31, 2003 under the Credit Agreement were $3,627,000. During 2003, amendments to the Credit Agreement were entered into whereby, among other things, financial covenants were modified, the amount of the Company’s Common Stock that may be repurchased during the term of the Credit Agreement was increased from $5,000,000 to $20,000,000, and a borrowing base reserve of $6,000,000 on the total credit facility was instituted, with a $3,000,000 reserve being applied to the $10,000,000 cash sublimit. The covenants that the Company agreed to included a minimum ratio of total liabilities to tangible net worth, a limitation to the pre-tax losses of the discontinued transportation operations, a minimum fixed charge coverage ratio, a maximum balance sheet leverage ratio and a minimum amount of tangible net worth. The Company believes that it will be successful in its ability to negotiate an extended or new credit agreement with Fleet Capital Corporation or to enter into a new credit agreement with another party.

A subsidiary of the Company, Detroit Stoker, also has a $2,000,000 line of credit with a bank which may be used for cash borrowings or letters of credit. This agreement expires May 1, 2004. The Company believes that it will be able to obtain an extension of such agreement. At December 31, 2003, the subsidiary had no cash borrowings and $395,000 of letters of credit outstanding.

Interest expense was $92,000 in 2003, $843,000 in 2002 and $17,000 in 2001. Interest paid was $92,000 in 2003, $456,000 in 2002 and $36,000 in 2001.

Note 7.    Stock Options

In May 1994, the shareholders approved the 1994 Stock Option Plan as amended, (the “Plan”). The Plan provides for the granting of options to key employees with respect to the purchase of an aggregate of 2,700,000 shares of common stock. Options granted may be either “incentive stock options,” within the meaning of Section 422A of the Internal Revenue Code, or non-qualified options.

The options are granted at not less than market value at the date of grant, and in accordance with APB Opinion No. 25 and related interpretations, no compensation cost has been recognized for grants made under the Plan at the time of grant. Options are exercisable over a period determined by the Board of Directors, but no longer than ten years after the date they are granted. Options generally vest one-third each year after a one-year waiting period.

In May 1997, the shareholders approved the 1996 Stock Option Plan for Non-employee Directors, which provides for the granting of options with respect to the purchase of an aggregate of up to 300,000 shares of common stock of the Company. Options may be exercised up to one-third as of the date of grant of an option and up to an additional one-third may be exercised as of the date of each subsequent annual meeting of shareholders, but no longer than ten years after the date they are granted. The options are granted at not less than market value at the date of grant.

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under all plans is as follows:

(Shares in thousands)	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2001	1,764	$9.17
Granted	349	13.37
Exercised	(436)	9.31
Cancelled	(128)	8.88
Balance at December 31, 2001	1,549	10.10
Granted	170	19.25
Exercised	(195)	9.36
Cancelled	(1)	8.71
Balance at December 31, 2002	1,523	11.22
Granted	155	16.71
Exercised	(555)	9.32
Cancelled	(14)	10.81
Balance at December 31, 2003	1,109	$12.94

	December 31,
(Shares in thousands)	2003	2002	2001
Exercisable	770	1,070	977
Available for future grants	264	105	274

The weighted average remaining life for options outstanding as of December 31, 2003, is approximately six years.

The following table summarizes information about stock options outstanding at December 31, 2003:

(Shares in thousands)	Shares
Range of Exercise Prices	Exercisable	Outstanding
$ 4.50 to $ 7.00	39	39
$7.50 to $ 9.81	332	332
$10.25 to $13.00	237	308
$13.99 to $20.12	162	430
	770	1,109

Note 8.    Leases

Total rental expense for all operating leases amounted to $3,778,000 in 2003, $3,699,000 in 2002 and $3,566,000 in 2001. Contingent rental payments were not significant.

The future minimum rental commitments as of December 31, 2003, for all non-cancelable leases are $2,996,000 in 2004; $1,839,000 in 2005; $1,442,000 in 2006; $1,149,000 in 2007; $1,044,000 in 2008; and $342,000 thereafter.

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 9.    Changes in Shareholders’ Equity

(Dollars in thousands)	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated other Comprehensive Loss	Shareholders’ Equity
Balance, January 1, 2001	12,435	$14,374	$89,384	$26,441	$(15,306)		$114,893
Net income				5,363			5,363
Cash dividends declared ($0.40 per share)				(5,069)			(5,069)
Stock options exercised	436		624		3,439		4,063
Noncash compensation			638				638
Stock options, tax benefit			448				448
Employee awards	1				8		8
Balance, December 31, 2001	12,872	14,374	91,094	26,735	(11,859)		120,344
Net (loss)				(39,077)			(39,077)
Minimum pension liability, net of tax benefit of $17,333						(32,262)	(32,262)
Total comprehensive loss							(71,339)
Cash dividends declared ($0.30 per share)				(3,912)			(3,912)
Stock options exercised	195		287		1,538		1,825
Stock options, tax benefit			692				692
Employee awards	1		12		9		21
Balance, December 31, 2002	13,068	14,374	92,085	(16,254)	(10,312)	(32,262)	47,631
Net (loss)				(5,841)			(5,841)
Minimum pension liability, net of tax expense of $3,161						4,150	4,150
Total comprehensive loss							(1,691)
Cash dividends declared ($0.40 per share)			(5,315)				(5,315)
Stock options exercised	555		187		4,991		5,178
Stock options, tax benefit			1,162				1,162
Treasury stock purchases	(358)				(6,036)		(6,036)
Employee awards	2		6		12		18
Balance, December 31, 2003	13,267	$14,374	$88,125	$(22,095)	$(11,345)	$(28,112)	$40,947

The exercise of stock options that have been granted under the Company’s various stock option plans give rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company’s common stock subsequent to the date of grant of the applicable exercised stock options and, accordingly, in accordance with Accounting Principles Board Opinion No. 25, such compensation is not recognized as an expense for financial accounting purposes and the related tax benefits are recorded directly in Additional Capital.

Note 10.    UIC Stock Repurchase

In November 2003, the Board of Directors of the Company authorized the repurchase of up to $10,000,000 of the Company’s common stock. At December 31, 2003, the Company had repurchased 357,600 shares of common stock for an aggregate amount of $6,036,000 or $16.88 per share. On January 27, 2004, the purchases under this plan were completed with approximately $1,000 remaining available under the authorization. At that date, the Company had repurchased 576,100 shares for an aggregate amount of $9,999,000 or $17.36 per share.

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 11.    Pensions and Other Postretirement Benefits

The Company sponsors one qualified and several non-qualified pension plans and other postretirement benefit plans for its employees. The qualified pension plan is funded through a trust. Contributions to this plan is based upon the projected unit credit actuarial funding method and are limited to amounts that are currently deductible for tax reporting purposes. Two subsidiaries of the Company sponsor unfunded postretirement health care plans. Both of these plans are non-contributory for retirees and one is contributory for spouses whose contributions increased periodically so that the entire cost for spouses was covered by January 2003.

The following table illustrates the range of target allocation percentages and the actual relative percentage of plan assets for each major category of plan assets presented on a weighted-average basis as of December 31, 2003 and 2002.

	Percentages of Plan Assets
	Target Allocation	At December 31
Plan Assets	2004	2003	2002
Equity Securities	55–65%	65%	46%
Debt Securities	35–45%	33%	52%
Real Estate	0%	0%	0%
Other	0–5%	2%	2%
Total	100%	100%	100%

UIC employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as small and large capitalizations. U.S. equities also are diversified across actively managed and passively invested portfolios. Other assets such as real estate, private equity, and hedge funds are not used by UIC at this time. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies. The assets will be reallocated quarterly or more often to meet the target allocations. Pension investment policies are reviewed by the Investment Committee at least annually and are updated when necessary.

UIC employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness. Equity securities are expected to return 10% to 11% over the long-term, while cash and fixed income is expected to return between 4% and 6%. Based on historical experience, the Investment Committee expects that the Plan’s asset managers will generate a modest (.5% to 1.0% per annum) premium to their respective market benchmark indices.

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of the changes in the pension and other postretirement benefit plans’ benefit obligations and fair value of assets during each of the years in the two-year period ended December 31, 2003, and a statement of the funded status as of December 31 of both years:

	Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	2003	2002	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$155,753	$148,864	$23,636	$23,555
Service cost	2,679	2,579	179	320
Interest cost	10,369	10,521	1,587	1,647
Amendments	—	19	—	(437)
Settlements	—	—	—	(216)
Actuarial loss	12,178	5,611	1,394	1,035
Plan participant’s contributions	—	—	590	293
Benefits paid	(10,934)	(11,841)	(2,742)	(2,561)
Benefit obligation at end of year	170,045	155,753	24,644	23,636
Change in Plan Assets
Fair value of plan assets at beginning of year	$139,019	$161,268	—	—
Actual return on plan assets	25,712	(10,408)	—	—
Administrative expenses	—	—	(62)	—
Participant contributions	—	—	590	293
Employer contributions	118	—	2,214	2,268
Benefits paid	(10,934)	(11,841)	(2,742)	(2,561)
Fair value of plan assets at end of year	153,915	139,019	—	—
(Underfunded) funded status of plans	(16,130)	(16,734)	(24,644)	(23,636)
Unrecognized net transition obligation asset	—	(4)	—	—
Unrecognized net actuarial loss	51,659	58,057	2,996	1,637
Unrecognized prior service cost	4,085	4,268	(322)	(362)
Net amount recognized	$39,614	$45,587	$(21,970)	$(22,361)

The following table provides the amounts recognized in the statements of financial position as of December 31, 2003 and 2002:

	Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	2003	2002	2003	2002
Accrued benefit liability	$(6,755)	$(8,276)	$(21,970)	$(22,361)
Intangible asset	4,085	4,268	N/A	N/A
Accumulated other comprehensive loss	42,284	49,595	N/A	N/A
Net amount recognized	$39,614	$45,587	$(21,970)	$(22,361)

The accumulated benefit obligation of the defined benefit pension plans was $160,671,000 and $147,296,000 at December 31, 2003 and 2002, respectively. As required by accounting standards, a minimum pension liability is recorded to the extent the accumulated benefit obligation exceeds plan assets. A related intangible asset based on unrecognized prior service cost and an adjustment to accumulated comprehensive loss (a reduction of shareholders’ equity) is also recorded. A reduction in shareholders’ equity, net of related income tax benefit, has been separately reported in the amount of $28,112,000 and $32,262,000 as of December 31, 2003 and 2002, respectively.

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

The expected employer contributions to the pension and other postretirement benefits for the fiscal year ending December 31, 2004 are $259,000 and $2,744,000 respectively.

Weighted-average Assumptions Used to Determine Benefit Obligations

	Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	4%	4%	N/A	N/A
Current healthcare trend rate*	N/A	N/A	7.00%/5.91%*	7.50%/6.81%*
Ultimate healthcare trend rate	N/A	N/A	5.00%	5.00%
Years of ultimate healthcare trend rate*	N/A	N/A	2008/2005*	2008/2005*

*	defense/energy segments, respectively

Net periodic benefit costs include the following components:

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
(Dollars in thousands)	2003	2002	2001	2003	2002	2001
Service cost	$2,679	$2,579	$1,981	$179	$320	$360
Interest cost	10,369	10,521	10,361	1,587	1,647	1,651
Expected return on plan assets	(11,339)	(13,321)	(14,835)	—	—	—
Amortization of prior service cost	183	183	196	(41)	10	18
Amortization of unrecognized
transition assets	(4)	(88)	(88)	—	—	—
Amortization of net loss (gain)	4,427	1,625	—	93	—	—
Settlement—curtailment	—	—	—	—	(287)	(1,933)
Benefit cost (income)	$6,315	$1,499	$(2,385)	$1,818	$1,690	$96

Weighted-average Assumptions Used to Determine Net Periodic Benefit Cost for Year

	Pension Benefits			Other Postretirement Benefits
(Dollars in thousands)	2003	2002	2001	2003	2002	2001
Discount rate	6.75%	7.25%/ 7.50%[1]	7.50%/ 8.00%[1]	6.75%	7.25%/ 7.50%[1]	7.50%/ 7.75%[1]
Expected return on plan assets	8.50%	8.50%/ 10.00%[1]	8.50%/ 10.00%[1]	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Current healthcare trend rate	N/A	N/A	N/A	7.50%/ 6.81%[1]	8.00%/ 7.72%[1]	5.25%/4.00%/ 8.46%[2]
Ultimate healthcare trend rate	N/A	N/A	N/A	5.00%	5.00%/ 5.50%[1]	5.25%/4.00%/ 6.50%[2]
Years of ultimate healthcare trend rate	N/A	N/A	N/A	2008/2005[1]	2008/2005[1]	2001/2005[1]

[1]	UIC/Detroit Stoker

[2]	UIC Medical/UIC Dental/Detroit Stoker

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

Net periodic benefit costs for the defense segment are considered contract costs and are included in cost of sales in the consolidated Statements of Operations. Net periodic benefit costs for other segments are included in selling and administrative expenses in the consolidated Statements of Operations.

The assumed health care cost trend rate has an effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects.

	1-percent point
(Dollars in thousands)	Increase	Decrease
Effect on total of service and interest cost components in 2003	$41,192	$(41,187)
Effect on postretirement benefit obligation as of December 31, 2003	$383,746	$(382,339)

Defined Contribution Plans

The Company sponsors a 401(k) plan with employee and employer matching contributions based on specified formulas. The Company’s contribution to the 401(k) plan was $3,866,000 in 2003, $3,728,000 in 2002 and $3,488,000 in 2001.

Note 12.    Industry Segment Data

The Company has two reportable segments: defense and energy systems. Other includes the corporate office. The defense segment’s products include unmanned aerial vehicles, training and simulation systems, automated aircraft test and maintenance equipment, and combat vehicles and ordnance systems. The energy segment manufactures combustion equipment for biomass and refuse fuels. The transportation business is reflected as a discontinued operation in the Company’s consolidated financial statements.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute products with different production processes.

Sales to agencies of the U.S. Government, primarily by the defense segment, were $249,547,000 in 2003, $161,569,000 in 2002 and $149,047,000 in 2001. No single customer, other than the U.S. Government, accounted for ten percent or more of net sales in any year. Export sales were $40,064,000 in 2003, $66,366,000 in 2002 and $54,670,000 in 2001.

(Dollars in thousands)	Defense	Energy	Other	Reconciliations	Totals
Year Ended December 31, 2003
Net sales	$282,425	$28,522	$—	$—	$310,947
Equity profit in joint venture	57	—	—	—	57
Interest income	1,565	53	361	(1,518)	463
Interest expense	92	60	1,458	(1,518)	92
Depreciation and amortization expense	4,866	382	167	—	5,415
Segment profit (loss)	21,980	3,897	(2,360)	—	23,517
Segment assets	125,646	42,345	62,970	(79,793)	151,168
Capital expenditures	5,992	221	—	—	6,213

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)	Defense	Energy	Other	Reconciliations	Totals
Year Ended December 31, 2002
Net sales	$229,215	$29,552	$—	$—	$258,767
Equity profit in joint venture	99	—	—	—	99
Interest income	1,124	25	234	(1,256)	127
Interest expense	776	27	1,296	(1,256)	843
Depreciation and amortization expense	4,730	3,967	66	—	8,763
Segment profit (loss)	17,113	(10,108)	(2,567)	—	4,438
Segment assets	134,426	39,290	109,958	(124,429)	159,245
Capital expenditures	4,963	256	—	—	5,219

Year Ended December 31, 2001
Net sales	$208,575	$29,920	$—	$—	$238,495
Equity profit in joint venture	86	—	—	—	86
Interest income	1,223	107	265	(977)	618
Interest expense	232	—	762	(977)	17
Depreciation and amortization expense	5,589	755	69	—	6,413
Segment profit	18,422	3,042	547	—	22,011
Segment assets	120,735	32,379	128,878	(28,417)	253,575
Capital expenditures	1,601	426	1	—	2,028

	December 31,
(Dollars in thousands)	2003	2002	2001
Assets
Total assets for reportable segments	$230,961	$283,674	$281,992
Elimination of intercompany tax receivable	(8,948)	—	—
Elimination of intercompany receivable	(383)	(21,719)	—
Reclassification of receivables from ETI	—	—	(1,828)
Assets of discontinued operations	6,139	15,092	109,734
Elimination of investment in consolidated subsidiaries	(61,024)	(98,157)	(126,413)
Reclassification of deferred tax liabilities	(15,578)	(19,645)	(9,910)
Total consolidated assets	$151,168	$159,245	$253,575

Other Significant Items
Elimination of intercompany interest	$1,518	$1,256	$977

Segment profit (loss) includes research and development costs amounting to $5,013,000 in 2003, $4,588,000 in 2002 and $5,520,000 in 2001, principally in the defense segment.

Note 13.    Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In addition, the effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date.

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

Following is a reconciliation of the difference between total tax expense and the amount computed by applying the federal statutory income tax rate to income from continuing operations before income taxes for the years ended December 31:

(Dollars in thousands)	2003	2002	2001
Federal income taxes at statutory rate	$7,996	$1,508	$7,884
State and local income taxes, net of federal income tax benefit (including a reduction of $651 in 2001 of a $1,000 tax reserve established in 1997)	434	50	(519)
Non-taxable income	(412)	(772)	—
Other—net	393	(212)	18
Income Taxes—Continuing Operations	$8,411	$574	$7,383

The Company recorded income tax benefits from its discontinued operations during 2003, 2002 and 2001. Current income taxes receivable associated with these benefits in 2002 are classified as income taxes receivable in the accompanying consolidated balance sheets at December 31, 2002. During 2003, the Company received a tax refund of $16,822,000 related to the net carryback of the tax loss from discontinued operations in 2002 to prior years.

No Federal income tax payments were made in 2003, 2002 and 2001.

The Company has approximately $3,998,000 of federal and $12,000,000 of state net operating loss carry forwards that expire in various years beginning in 2010. The Company also has a state research and development credit carry forward of approximately $340,000, which expires in 2007. For financial reporting purposes, a valuation allowance of $1,200,000 has been recognized to offset the deferred tax assets related to these carry forwards.

Deferred income tax balances:

	December 31,
(Dollars in thousands)	2003	2002
Deferred Tax Assets
Net Operating Loss and credit carry forwards	$2,560	$990
Asbestos litigation reserve	4,100	4,179
Pension plans	442	660
Losses on long-term contracts not currently deductible	2,422	2,298
Postretirement benefits and other employee benefits other than pensions	7,899	7,683
Product warranty and other provisions	933	1,097
Vacation pay accruals	1,252	1,007
Other	676	249
Total Deferred Tax Assets	20,284	18,163
Valuation allowance for deferred tax assets	(1,200)	(990)
Net deferred tax assets	19,084	17,173

Deferred Tax Liabilities
Tax over book depreciation	(898)	(435)
Other	(543)	(679)
Total Deferred Tax Liability	(1,441)	(1,114)
Net Deferred Tax Asset	$17,643	$16,059
The net deferred tax asset is classified as follows:
Net current deferred income tax assets	$6,757	$4,528
Net noncurrent deferred income tax assets	$10,886	$11,531

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 14.    Other Operating Expenses, Net, Other Income, Net, and Other Expenses

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001
Other Operating Expenses, Net
Change in deferred compensation liability	$238	$(232)	$(212)
Amortization of intangibles	222	226	318
Amortization of facility consolidation costs	302	284	328
Expenses related to the closing of an indirect subsidiary	—	425	—
Other	(95)	—	—
Total other operating expenses, net	$667	$703	$434

Other Income, Net
Insurance recovery—net	$34	$—	$842
Royalties and commissions	70	13	127
Exchange rate fluctuations	122	—	—
Rental income	56	—	—
Other	107	51	116
Total Other Income, net	$389	$64	$1,085

Other Expenses
Exchange rate fluctuations	$—	$—	$182
Uncollectible interest receivable	214	—	—
Write-off of proposed acquisition costs	—	—	159
Professional fees for environmental remediation	334	309	—
Miscellaneous items	9	73	71
Total Other Expense	$557	$382	$412

Note 15.    Selected Quarterly Data (Unaudited)

		2003 Quarter				2002 Quarter
(Dollar amounts in thousands, except per share data and stock prices)	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Net sales from continuing operations	$83,195	$69,273	$86,037	$72,442	$69,463	$67,109	$65,328	$56,867
Gross profit from continuing operations	20,267	15,540	17,505	14,046	18,288	15,406	11,618	10,805
Income (loss) from continuing operations	6,473	2,801	4,194	1,638	(3,312)	4,462	1,683	1,031
Loss from discontinued operations	(1,936)	(16,751)	(1,286)	(974)	(16,407)	(1,844)	(12,430)	(12,260)
Net income (loss)	4,537	(13,950)	2,908	664	(19,719)	2,618	(10,747)	(11,229)
Basic earnings (loss) per share:
Continuing operations	$0.48	$0.21	$0.32	$0.13	$(0.25)	$0.34	$0.13	$0.08
Discontinued operations	(0.14)	(1.26)	(0.10)	(0.08)	(1.26)	(0.14)	(0.96)	(0.95)
Net income (loss)	0.34	(1.05)	0.22	0.05	(1.51)	0.20	(0.83)	(0.87)
Diluted earnings (loss) per share
Continuing operations	0.47	0.21	0.31	0.12	(0.25)	0.32	0.12	0.08
Discontinued operations	(0.14)	(1.23)	(0.09)	(0.07)	(1.26)	(0.13)	(0.90)	(0.90)
Net income (loss)	0.33	(1.03)	0.21	0.05	(1.51)	0.19	(0.78)	(0.82)
Dividends declared per share	0.10	0.10	0.10	0.10	0.10	0.10	—	0.10
Stock Prices:
High	$18.25	$17.86	$16.90	$16.15	$21.00	$23.90	$26.05	$22.96
Low	$15.90	$14.80	$12.10	$11.36	$12.02	$16.60	$21.30	$15.04

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s common stock is listed on the New York Stock Exchange. The approximate number of shareholders of record as of February 15, 2004 was 1,752.

Note 16.    Commitments and Contingencies

Asbestos

History

The Company and its Detroit Stoker subsidiary have been named as defendants in asbestos-related personal injury litigation. Neither the Company nor Detroit Stoker fabricated, milled, mined, manufactured or marketed asbestos, and neither the Company nor Detroit Stoker made or sold insulation products or other construction materials that have been identified as the primary cause of asbestos-related disease in the vast majority of claimants. Rather, Detroit Stoker made several products, some of the parts and components of which used asbestos-containing material fabricated and provided by third parties. Detroit Stoker stopped the use of asbestos-containing materials in connection with its products in 1981.

As of this date, the Company and Detroit Stoker have not gone to trial with respect to any asbestos-related personal injury claims, although there is no assurance that trials may not occur in the future. Accordingly, as of this date, neither the Company nor Detroit Stoker have been required to pay any punitive damage awards, although there can be no assurance this might not occur in the future. Cases involving the Company and Detroit Stoker typically name 80 to 120 defendants, although some cases have as few as 6 and as many as 250 defendants.

Defenses

Management continues to believe that a majority of the claimants in pending cases will not be able to demonstrate that they have been exposed to the Company’s and Detroit Stoker’s asbestos-containing products or suffered any compensable loss as a result of such exposure. This belief is based in large part on two factors: the limited number of asbestos-containing products and betterments manufactured by the Company and Detroit Stoker and the Company’s and Detroit Stoker’s access to historical sales, service, and other historical business records going back over 100 years, which allow the Company and Detroit Stoker to determine to whom Detroit Stoker’s products were sold, the date of sale, the installation site and the date products were removed from service. In addition, because of the limited and restricted placement of the asbestos containing products, even at sites where a claimant can verify his or her presence during the same period those products were installed, liability of the Company and Detroit Stoker cannot be presumed because even if an individual contracted an asbestos-related disease, not everyone who was employed at a site was exposed to the Company’s and Detroit Stoker’s asbestos-containing products. These factors have allowed the Company and Detroit Stoker to effectively manage their asbestos-related claims.

Settlements

Settlements are made without any admission of liability. Settlement amounts may vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the claimant, the existence or absence of other possible causes of the claimant’s alleged illness, and the availability of legal defenses, as well as whether the action is brought alone or as part of a group of claimants. Before paying any settlement amount, the Company and Detroit Stoker require proof of exposure to their asbestos-containing products and proof of injury to the plaintiff. In addition, the claimant is required to execute a full and unconditional release of the Company, Detroit Stoker and associated parties, from any liability for asbestos-related injuries or claims.

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

Insurance Coverage

The insurance coverage available to the Company and Detroit Stoker is substantial. Following the institution of asbestos litigation, an effort was made to identify all of its primary and excess insurance carriers from 1940 through 1990. There were approximately 40 such carriers, all of which were put on notice of the litigation. In November of 1999, a Participation Agreement was entered into among the Company, Detroit Stoker and its primary insurance carriers. The Participation Agreement is an advance understanding that supplements all of the contracts of insurance, without altering the coverage of the contracts, that creates an administrative framework within which the insurers and the Company and Detroit Stoker can more efficiently and effectively manage the large quantity of on-going litigation. Any party may terminate the Participation Agreement, without cause, by giving the other parties 60 days prior written notice. Termination of the Participation Agreement does not affect any rights or obligations of the parties that have accrued under the agreement on or before the effective date of the termination, nor does it affect any rights outside of the agreement.

Although the carriers can opt out of the Participation Agreement on 60 days notice, management does not believe that this will occur in the immediate or near term. For example, unless a carrier professes to have met the limits of its liability, it would have to consider the potentially greater costs of permitting the Company and Detroit Stoker to handle their own cases. Further, opting out of the Participation Agreement does not exculpate liability on the part of the carrier.

The Company retained a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for claims, such as costs incurred in connection with asbestos-related injury claims. In 2002, that firm worked with the Company to project the insurance coverage of the Company and Detroit Stoker for asbestos-related claims. The insurance consultant’s conclusions were based primarily on a review of the Company’s and Detroit Stoker’s coverage history, application of reasonable assumptions on the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of the insurance carriers, and the experience of and a review of the report of the asbestos consultant described below. The insurance consultant also considered the Participation Agreement.

Based on the assumptions employed by and the report prepared by the insurance consultant, other variables, and the report prepared by the asbestos consultant, the Company recorded an estimated insurance recovery as of December 31, 2002, of $20,343,000 reflecting the estimate determined to be probable of being available to mitigate the Company’s and Detroit Stoker’s potential asbestos liability through 2012.

Quantitative Claims Information

As of December 31, 2003, the Company and Detroit Stoker were named in asbestos litigation pending in Maryland, Michigan, Mississippi and North Dakota. As of December 31, 2003, there were approximately 19,117 pending claims, compared to approximately 13,608 pending claims as of December 31, 2002, and approximately 295 pending claims as of December 31, 2001. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate from period to period. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought. In addition, the direct asbestos-related expenses of the Company and Detroit Stoker for defense and indemnity for the past five years were not material.

A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi beginning in 2002 and extended through mid-year 2003. This peak in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective at the end of 2002 and which resulted in a large number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform. As of December 31, 2003, all 18,652 claims pending in Mississippi are associated with cases filed before January 1, 2003.

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company and Detroit Stoker have obtained dismissals of many pending claims. In 2003 and 2002, the Company and Detroit Stoker were able to have approximately 461 and 65 claims, respectively, dismissed. Those dismissals included 80 claims out of 83 claims in Michigan that had been scheduled for trial in October 2003. The remaining three claims were subsequently dismissed in January 2004. During 2003, the Company and Detroit Stoker settled two pending claims, and during 2002, they settled one pending claim. Although these historical figures provide some insight into the Company’s and Detroit Stoker’s experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate the Company and Detroit Stoker will experience in the future.

In 2002, the Company engaged a consulting firm with expertise in the field of evaluating asbestos bodily-injury claims to assist the Company in projecting the future asbestos-related liabilities and defense costs of the Company and Detroit Stoker. The methodology used by this asbestos consultant to project future asbestos-related costs is based primarily on estimates of the labor force exposed to asbestos in the Company’s and Detroit Stoker’s products, epidemiological modeling of asbestos-related disease manifestation, and estimates of claim filings and settlement and defense costs that may occur in the future. Using this information, the asbestos consultant estimated the number of future claims that would be filed, as well as the related costs that would be incurred in resolving those claims. The Company’s and Detroit Stoker’s claims history prior to 2002 was not a significant variable in developing the estimates because such history was not significant as compared to the number of claims filed in 2002.

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, the Company’s and Detroit Stoker’s limited claims history prior to 2002 and consultation with its asbestos and insurance consultants, the Company believes that ten years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable. As a result, the Company also believes that its ultimate net asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees less insurance recoveries) cannot be estimated with certainty.

Given the inherent uncertainty in making future projections, the Company plans to have the projections of current and future asbestos claims periodically re-examined, and the Company will update them if needed based on the experience of the Company and Detroit Stoker and other relevant factors such as changes in the tort system and the resolution of bankruptcies of various asbestos defendants.

Based on the assumptions employed by and the report prepared by the asbestos consultant and other variables, the Company recorded a reserve for its estimated bodily injury liabilities for asbestos-related matters through 2012 in the amount of $31,852,000 as of December 31, 2002, including damages and defense costs.

The asbestos liability for the twelve months ended December 31, 2003 decreased by $257,000 due to the payment of claim-related expenses.

Asbestos-related balances are included in the following balance sheet accounts:

	December 31,
	2003	2002
Insurance receivables for asbestos related liabilities	$20,317,000	$20,343,000
Asbestos-related liabilities	$31,595,000	$31,852,000

After considering the efforts of both consultants and based upon the facts as now known, including the reasonable possibility that claims will be received and paid over the next 50 year period, the Company believes that although asbestos claims could have a material adverse effect on the Company’s financial condition or results

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

of operations in a particular reporting period, asbestos claims should not have a material adverse effect on the Company’s long term financial condition, liquidity or results of operations. No assurances can be given, however, as to the actual amount of the Company’s and Detroit Stoker’s liability for such present and future claims or insurance recoveries, and the differences from estimated amounts could be material.

Reform Legislation

The outlook for federal legislation to provide national asbestos litigation reform continues to be uncertain. The Company is not certain as to what contributions and the duration of such contributions that the Company and Detroit Stoker would be required to make pursuant to such legislation. No assurances can be given, however, that the proposed bill or any other asbestos legislation will ultimately become law, or when such action might occur.

State of Arizona Department of Environmental Quality v. UIC, et al.

On May 19, 1993, the Company was named as one of three defendants in a civil action brought pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) by the Arizona Department of Environmental Quality (“ADEQ”) in the United States District Court for the District of Arizona. ADEQ sought remediation of a manufacturing site in the State of Arizona operated by U.S. Semiconductor Products, Inc. (“U.S. Semiconductor”), a manufacturer of semiconductors formerly owned by the Company. ADEQ alleged that from 1959 until the Company sold U.S. Semiconductor in 1961, U.S. Semiconductor disposed of tricholoroethylene, a “hazardous substance,” and other hazardous substances under CERCLA, onto the ground and into various pits and drains located on the site.

In 1996, the Company entered into a consent decree with ADEQ. Pursuant to the consent decree, the Company is required to complete a Remedial Investigation/Feasibility Study (“RI/FS”), pay $125,000 for past response costs, pay quarterly Arizona oversight costs (averaging less than $10,000 annually) and pay $125,000 for future response costs plus a graduated percentage of the cleanup costs for the site if those costs are in excess of $10,000,000 but less than $40,000,000. The Company’s liability for future response costs under the consent decree is capped at $1,780,000 in addition to the $125,000 that the Company has already paid. In connection with the RI/FS, the Company has retained a consultant at an average annual cost of $200,000. The Company understands that the Remedial Investigation will be submitted for ADEQ approval during the month of March 2004. Assuming timely ADEQ approval, the Company will submit the Feasibility Study in June 2004. Management believes that it will reach closure with ADEQ on an acceptable basis to the Company following approval of the Feasibility Study. No assurances can be given, however, as to the actual extent to which the Company may be determined to have further liability, if at all.

Michigan Department of Natural Resources

Detroit Stoker was notified in March 1992 by the Michigan Department of Natural Resources (“MDNR”) that it is a potentially responsible party in connection with the cleanup of a former industrial landfill located in Port of Monroe, Michigan. MDNR is treating the Port of Monroe landfill site as a contaminated facility within the meaning of the Michigan Environmental Response Act (“MERA”). Under MERA, if a release or potential release of a discarded hazardous substance is or may be injurious to the environment or to the public health, safety or welfare, MDNR is empowered to undertake or compel investigation and response activities in order to alleviate any contamination threat. Management believes it would be considered a de minimus potentially responsible party and does not believe that the resolution of this matter will have a materially adverse effect on the Company’s financial condition or results of operations. Detroit Stoker intends to aggressively defend these claims. No assurances can be given, however, as to the actual extent to which the Company may be determined to be liable if at all.

Other Performance Guarantees

In connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties,

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company’s results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of December 31, 2003. No assurances can be given, however, as to the Company’s liability if the Company’s partners or subcontractors are unable to perform their obligations.

Discontinued Transportation Operations Performance and Payment Indemnity Obligations

In connection with the discontinued transportation operations, AAI owns a 35% share of ETI. Skoda a.s. owns the remaining 65% share of ETI. ETI’s one remaining production contract is with MUNI and involves the design and manufacture of 273 electric trolley buses (ETBs). In executing its contract with MUNI, ETI has entered into subcontracts with AAI, certain Skoda operating affiliates and others. Both AAI and the Skoda operating affiliates have essentially completed their initial delivery requirements and are now subject to warranty requirements, which will continue through 2014. Currently, ETI is in the process of completing the final assembly and delivery of the remaining ETB’s. At March 1, 2004, ETI had delivered 271 of the 273 ETB’s in the MUNI order. In addition, ETI is completing a retrofit program that incorporates final design changes for many of the previously delivered buses. The Company expects ETI’s retrofit program to be completed during the third quarter of 2004.

The Company and AAI have agreed to certain indemnification obligations related to surety bonds required by the MUNI customer.

The first of these surety bond indemnification obligations is associated with advance payments received by ETI that related to the MUNI contract. In January 2003, this advance payment bond was reduced from $20,000,000 to $9,100,000 and reduced again in August of 2003 to $1,350,000. In February 2004, MUNI authorized the release of this bond in its entirety. The release of this bond is related to the MUNI customer’s acceptance of certain deliveries.

In addition, there is a surety bond that guarantees ETI’s performance under the MUNI contract. AAI has agreed to indemnify the surety, if necessary, for up to approximately $14,800,000 (or 35% of the original bond amount). Unless a claim is made against this bond, AAI’s related indemnification obligation is contractually required to be released upon ETI providing a warranty bond at the conclusion of the production phase of the MUNI contract.

Thirdly, there is a surety bond that guarantees payment to subcontractors and vendors for labor and materials provided to ETI under the MUNI contract, for which AAI has also agreed to indemnify the surety, if necessary, for up to approximately $14,800,000 (again, 35% of the original bond amount). During the fourth quarter of 2003 it became apparent that ETI would be unable to pay AAI amounts due on its subcontract and seconded services receivables. At December 31, 2003, the Company believes it has adequately provided for the uncollectibility of these receivables. As a result of the non-payment of the receivables, AAI filed a claim with the surety of the labor and materials bond seeking recovery. Because the claim is still pending, the Company cannot at this time estimate the amount of such a recovery, if any, or when it may be received.

Finally, AAI previously executed an indemnity agreement to indemnify the surety up to 35% of the warranty bond amount, which would be expected to be about $20,000,000 in total. It is possible that the warranty bond surety may demand that the Company indemnify for a greater percentage of such amount, and perhaps up to 100%, and to provide collateral for such indemnity.

The ability of ETI to perform under its obligations is, in part, dependent on the performance of other parties, including AAI, the Skoda operating affiliates and other subcontractors. Thus, the ability to timely perform under the MUNI contract is, to a significant extent, outside of ETI’s control. Skoda’s operating affiliates have delivered products and services under their subcontracts with ETI through January 2004. Following the bankruptcy declaration by Skoda a.s. in 2001 in the Czech Republic, effective in 2002, the discontinued transportation operations of the Company began recording 100%, instead of 35%, of ETI’s losses. This was necessitated by the Company’s and AAI’s various indemnity obligations described in detail above, which exceed the amount of the losses recorded. The additional losses recorded by the Company for Skoda’s 65% share of ETI’s losses totaled

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

$16,171,000 and $17,264,000 during 2003 and 2002, respectively. Since January 1, 2002, AAI has recorded $33,435,000 of losses related to ETI that represent Skoda’s 65% share. If Skoda continues to fail to provide ETI with additional funding, or if ETI is unable to meet its performance or payment obligations, the AAI indemnification obligations to the surety could have a material adverse effect on the Company’s results of operations, liquidity and/or financial condition. For this reason, AAI monitors the progress of ETI, the Skoda subcontractors, and ETI’s other subcontractors.

AAI has agreed to provide up to $3,000,000 of funds to ETI pursuant to a callable on demand revolving credit agreement. At December 31, 2003 this credit agreement expired and there were no borrowings under this agreement by ETI.

As noted above, although AAI has essentially completed its subcontract with ETI on the MUNI program, it has continued to support ETI as a provider of secunded services, to allow ETI to satisfy its remaining commitments to MUNI. The apparent inability of Skoda a.s. to fund its obligations to ETI under the shareholders’ agreement, coupled with the additional losses expected to be incurred by ETI have caused the Company to reassess its continued support of ETI while ETI pursues opportunities to mitigate the cost growth of the MUNI program.

In February 2004, an agreement in principle was reached among ETI, AAI and MUNI to settle ETI’s contract disputes with MUNI. Pursuant to the proposed settlement, MUNI would relieve ETI of its warranty and bonding obligations, as well as other obligations under the contract, except for delivery of all electric trolley buses ordered and performance of a defined scope of work related to the deliveries. In exchange, MUNI would receive a release from any claims that ETI might assert, a cash payment (to be offset by MUNI from payments remaining due under the contract), and certain other consideration. AAI would agree to guaranty certain obligations of ETI, make a cash payment to MUNI, and provide other consideration, in exchange for a release from its warranty and all further obligations under its subcontract with ETI. As a result of the release of ETI from its performance bonding obligation, AAI would be released from its indemnification of the surety. The proposed settlement is subject to the approval of the Board of Directors of San Francisco’s Municipal Transportation Agency and the Company’s Board of Directors. Management believes that these agreements, if executed, will not have a material adverse effect on the Company’s liquidity or results of operations. No assurances can be given as to whether the settlement will be executed or its timing.

ETI’s Dayton electric trolley bus contract required a performance bond of about $16,000,000 that was outstanding at December 31, 2002. The Company had agreed to jointly and severally indemnify the surety, if necessary, under that bond. In February 2003, the Company was released from this $16,000,000 bond.

On July 26, 2002, the Company sold two transportation overhaul contracts with the New Jersey Transit Corporation and Maryland Transit Administration and related assets and liabilities to ALSTOM Transportation, Inc. (“ALSTOM”). The Company agreed to indemnify ALSTOM against certain breaches by AAI of representations and covenants pursuant to the Master Agreement (“Agreement”). Certain of such indemnity claims are subject to a requirement that notice be given within nine months of the closing and are subject to a maximum exposure of $4,250,000. Other indemnification claims are not so limited.

On March 3, June 5 and November 5, 2003, and on January 15, 2004, ALSTOM raised certain indemnification matters totaling about $8,500,000 to the Company to be discussed by ALSTOM’s and the Company’s respective managements. The Company continues to evaluate documentation concerning ALSTOM’s original and three revisions detailing alleged claims. These matters are still pending and the Company is unable to determine whether the Company may have any liability with respect thereto, and if so, to what extent. AAI is also evaluating its counterclaims against ALSTOM. If the respective senior management representatives should fail to resolve the issues informally, the Agreement requires the parties to submit to mediation and then binding arbitration in lieu of litigation.

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

Other Lawsuits and Claims

In the normal course of its continuing and discontinued business, various lawsuits, claims and procedures have been or may be instituted or asserted against the Company. Based on currently available facts, except as otherwise set forth above, the Company believes that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 17.    Discontinued Transportation Operation

Summary results of the transportation segment that have been classified separately as discontinued operations, were as follows:

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001
Sales	$13,204	$27,447	$47,439

Loss before income taxes	$(32,221)	$(66,053)	$(14,886)
Income tax benefit	(11,274)	(23,112)	(5,621)
Net loss from discontinued operations	$(20,947)	$(42,941)	$(9,265)

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001
Net cash, after tax, used for discontinued operations
Net loss	$(20,947)	$(42,941)	$(9,265)
Loss on sale of assets	—	21,500	—
Decrease (increase) in trade receivable	908	16,473	(9,772)
Decrease (increase) in inventories	9,003	(5,104)	(21,974)
(Decrease) increase in customer advances	(1,087)	(4,556)	491
Decrease in income taxes	(958)	(22,641)	(5,380)
(Decrease) increase in accounts payable
and other current liabilities	(1,733)	(5,785)	14
Increase other	6,868	5,248	427
Net cash, after tax, used for discontinued operations	$(7,946)	$(37,806)	$(45,459)

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

Assets and liabilities of the discontinued operations were as follows:

	December 31,
(Dollars in thousands)	2003	2002	2001
Assets
Trade receivables from ETI	$39,322	$25,961	$20,895
Less allowances	(39,322)	(25,053)	(1,673)
Inventories	10	9,013	73,236
Prepaid expenses and other current assets	51	51	51
Deferred taxes	5,028	4,070	7,497
Investment in ETI	1,050	1,050	1,050
Other receivables from ETI	9,111	2,935	1,205
Less allowances	(9,111)	(2,935)	(1,205)
Property and equipment	—	—	5,800
Total Assets	$6,139	$15,092	$106,856

Liabilities
Accounts payable	$376	$1,674	$7,118
Accrued employee compensation and taxes	617	1,052	1,393
Customer advances	—	1,087	35,983
Provision for contract losses	11,266	1,450	6,522
Other	4,352	7,300	6,511
Total Liabilities	$16,611	$12,563	$57,527

The Company has provided for ETI’s inability to pay the trade receivables from ETI ($39,322,000 in 2003, relating to AAI’s subcontract on the MUNI program) and the other receivables from ETI ($9,111,000 in 2003, relating to AAI’s secunded services arrangement) as part of its recognition of 100% of ETI’s losses.

Note 18.     Investment in Unconsolidated Investees

Discontinued Transportation Operations

During the years ended December 31, 2003, 2002 and 2001, the sales, cost of sales, gross loss and cash drain recognized by the discontinued transportation operation on subcontracts with ETI are as follows:

(Dollars in thousands)	2003	2002	2001
Sales	$15,040	$13,614	$29,975
Cost of sales	15,040	20,175	31,351
Gross loss	$—	$(6,561)	$(1,376)

Cash drain	$(4,357)	$(11,729)	$(8,946)

AAI also performs work for ETI pursuant to a unit rate secunded services agreement. During 2003, 2002 and 2001 the discontinued transportation operation experienced a cash drain related to this arrangement of $195,000, $1,730,000 and $6,176,000, respectively.

In 2003 the transportation operation recorded a loss of $24,879,000 related to its equity interest in the net loss of ETI and the estimated losses through completion of the remaining contract. This loss included a provision of $8,708,000 related to the Company’s 35% equity share of the estimated losses by ETI, and a $16,171,000 provision related to the 65% equity share of Skoda of ETI’s estimated losses for the reasons specified in Note 16 above. In 2002 the transportation operation recorded a loss of $26,560,000 (net of a $1,828,000 reserve previously recorded

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

by the Company) related to the net loss of ETI and the estimated losses of ETI through completion of the remaining contract. This loss included a provision of $9,296,000 related to the Company’s 35% equity share of estimated losses by ETI, and a $17,264,000 provision related to the 65% equity share of Skoda of ETI’s estimated losses, again for the reasons specified in Note 16 above. The transportation operation recorded a loss of $180,000 in 2001 related to its equity interest in the net loss of ETI.

Summary financial information of the ETI entity is as follows:

	December 31,
(Dollars in thousands)	2003	2002	2001
Current Assets	$13,032	$72,542	$131,794
Plant Property and Equipment and Other Assets	193	1,482	3,058
Current Liabilities	83,708	119,627	152,070
Net Sales	82,828	64,766	14,580
Gross Loss	(24,879)	(28,388)	(514)
Net Loss	$(24,879)	$(28,388)	$(514)

Included in the current liabilities above are amounts due to the Company’s subsidiary, AAI, of $53,764,000, $52,687,000 and $20,683,000 in 2003, 2002 and 2001, respectively. These amounts have been fully reserved for, as future collectibility is not expected.

Continuing Operations

The Company also has a 50% interest in Pioneer UAV, Inc. The Company’s investment was $1,519,000, $1,462,000 and $2,724,000 in 2003, 2002 and 2001, respectively. The Company had no advances to the investee at December 31, 2003, 2002 or 2001. The Company’s share of the venture’s profits were $57,000, $99,000 and $86,000 in 2003, 2002 and 2001, respectively.

Note 19.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2003	2002	2001
Basic Weighted Average Shares	13,219,000	13,021,000	12,697,000
Effect of Dilutive securities:
Employee and non-employee director stock options	443,000	677,000	592,000
Diluted Weighted Average Shares	13,662,000	13,698,000	13,289,000

Basic Earnings (Loss) per Share:
Income from continuing operations	$1.14	$0.30	$1.15
Loss from discontinued operations	(1.58)	(3.30)	(0.73)
Net (loss) income	(0.44)	(3.00)	0.42
Diluted Earnings (Loss) per Share:
Income from continuing operations	1.10	0.28	1.10
Loss from discontinued operations	(1.53)	(3.13)	(0.70)
Net (Loss) income	$(0.43)	$(2.85)	$0.40

Note 20.    Restructuring Charge

On October 31, 2003, the Company closed its New York City office and relocated the corporate activities handled at that location to its existing facility in Hunt Valley, Maryland. Accordingly, the Company recorded a charge of $546,000 related to severance costs for the former employees at that location and a charge of $355,000 related to the closure of the New York City office, for a total charge of $901,000, which is included in selling and administrative expenses in the consolidated statement of operations. The total related reserve was $822,000 as of December 31, 2003.

UNITED INDUSTRIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS—(Continued)

Effective May 17, 2002, Detroit Stoker ceased the foundry operation conducted by its wholly owned subsidiary, Midwest Metallurgical Laboratory, Inc. (Midwest). In conjunction with the ceased operations the Company wrote off the value of all of Midwest’s assets and incurred severance and other cash charges totaling approximately $1,287,000 related to the restructuring including operating losses of Midwest. In addition, the Company accelerated depreciation of its foundry facility during the foundry’s operating period in 2002. Depreciation of this facility was $3,420,000 during 2002. There was no related reserve as of December 31, 2003 and 2002.

Report of Independent Auditors

Board of Directors and Shareholders
United Industrial Corporation
Hunt Valley, Maryland

We have audited the accompanying consolidated balance sheets of United Industrial Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Industrial Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

March 10, 2004
Harrisburg, Pennsylvania

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2003. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information to be set forth in the section entitled “Election of Directors” in the definitive proxy statement involving the election of directors in connection with the 2004 Annual Meeting of Shareholders of United (the “Proxy Statement”), which section (other than the Compensation Committee Report, Audit Committee Report and Performance Graph) is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

The information required with respect to executive officers is set forth in Part I of this report under the heading “Executive Officers of the Registrant,” pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

The Company has adopted a Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and certain other Senior Officers (the “Code of Ethics”). The Code of Ethics is publicly available on the Company’s website at http://www.unitedindustrial.com. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable Securities and Exchange Commission or New York Stock Exchange rules will be disclosed on the Company’s website. The Code of Ethics may also be requested in print by writing to the Company’s Investor Relations Department at United Industrial Corporation, 124 Industry Lane, Hunt Valley, MD 21030.

ITEM 11.    EXECUTIVE COMPENSATION

Reference is made to the information to be set forth in the section entitled “Election of Directors” in the Proxy Statement, which section (other than the Compensation Committee Report, Audit Committee Report and Performance Graph) is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which equity securities of United are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,109,300	$12.94	263,517
Equity compensation plans not approved by security holders	—	—	—
Total	1,109,300	$12.94	263,517

Reference is made to the information to be set forth in the section entitled “Voting Rights” and “Security Ownership of Management” in the proxy statement, which sections are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information to be set forth in the section entitled “Election of Directors” in the Proxy Statement, which section (other than the Compensation Committee Report, Audit Committee Report and Performance Graph) is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the information to be set forth in the section entitled “Appointment of Auditors” or relating to accounting fees and services in the Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) and (2) – The response to this portion of Item 15 is submitted as a separate section of this report entitled “List of Financial Statements and Financial Statement Schedules”.

(3)	Exhibits
(3)(a)(i) –	Restated Certificate of Incorporation of United (1).
(3)(a)(ii) –	Certificate of Amendment of Restated Certificate of Incorporation of United (2).
(3)(b) –	Amended and Restated By-Laws of United (3).
(10)(a) –	United Industrial Corporation 1994 Stock Option Plan, as amended (4).
(10)(b) –	United Industrial Corporation 1996 Stock Option Plan for Nonemployee Directors (5).
(10)(c) –	Loan and Security Agreement dated as of June 28, 2001 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender (the “Loan Agreement”) (6).
(10)(d) –	Pledge Agreement dated as of June 28, 2001 among United and certain of its subsidiaries, as Pledgors, and Fleet Capital Corporation, as Lender (6).
(10)(e) –	Waiver, Amendment and Consent Agreement dated as of March 6, 2002 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement (7).
(10)(f) –	Second Amendment and Consent Agreement dated as of June 28, 2002 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement (8).
(10)(g) –	Third Amendment and Waiver Agreement dated as of March 21, 2003 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement (9).
(10)(h) –	Fourth Amendment dated as of March 31, 2003 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement (10).
(10)(i) –	Fifth Amendment dated as of September 30, 2003 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement (10).
(10)(j) –	Letter from Fleet Capital Corporation to the Company dated November 12, 2003, amending the Loan Agreement (10).
(10)(k) –	Sixth Amendment dated as of November 17, 2003 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement.
(10)(l) –	Seventh Amendment dated as of December 31, 2003 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement.
(10)(m) –	Employment Agreement dated as of June 18, 2003 between the Company and Frederick M. Strader (11).
(10)(n) –	Employment Agreement, dated December 8, 1998, between United and Richard R. Erkeneff (1).
(10)(o) –	Amendment No. 1 dated as of June 1, 2001 to the Employment Agreement dated as of December 8, 1998 by and between United and Richard R. Erkeneff (6).
(10)(p) –	Amendment No. 2 and Amendment No. 3 dated as of December 20, 2002 to the Employment Agreement dated as of December 8, 1998 by and between United and Richard R. Erkeneff (9).
(10)(q) –	Employment Agreement, dated March 3, 2000, between United and Susan Fein Zawel (12).
(10)(r) –	Amendment to Employment Agreement, dated January 2, 2003, between United and Susan Fein Zawel (9).
(10)(s) –	Employment Agreement, dated March 3, 2000, between United and Robert Worthing (12).
(10)(t) –	Success Bonus Agreement, dated April 10, 2002, between United and Robert Worthing (13).

(10)(u) –	Amendment to Employment Agreement, dated January 2, 2003, between United and Robert Worthing (9).
(10)(v) –	Employment Agreement, dated March 3, 2000, between United and James H. Perry (12).
(10)(w) –	Success Bonus Agreement, dated April 10, 2002, between United and James H. Perry (13).
(10)(x) –	Amendment to Employment Agreement, dated January 2, 2003, between United and James H. Perry (9).
(10)(y) –	Master Agreement, dated as of March 27, 2002, between ALSTOM Transportation Inc. and AAI Corporation (7).
(10)(z) –	Amendment to Master Agreement, dated as of July 26, 2002, between ALSTOM Transportation Inc. and AAI Corporation (14).
(14) –	United’s Code of Ethics for the Chief Executive Officer, Chief Financial Officer and certain other Senior Officers — available on United’s website at http://www.unitedindustrial.com.
(21) –	Subsidiaries of United.
(23) –	Consent of Independent Auditors.
(31.1) –	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) –	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1) –	Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2) –	Certification of the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to United’s Annual Report on Form 10-K for the year ended December 31, 1998.

(2)	Incorporated by reference to United’s Registration Statement Form S-8 filed with the Securities and Exchange Commission on July 21, 1998.

(3)	Incorporated by reference to United’s Annual Report on Form 10-K for the year ended December 31, 1995.

(4)	Incorporated by reference to United’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 20, 2003.

(5)	Incorporated by reference to United’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 26, 1997.

(6)	Incorporated by reference to United’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(7)	Incorporated by reference to United’s Annual Report on Form 10-K for the year ended December 31, 2001.

(8)	Incorporated by reference to United’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9)	Incorporated by reference to United’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10)	Incorporated by reference to United’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(11)	Incorporated by reference to United’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(12)	Incorporated by reference to United’s Annual Report on Form 10-K for the year ended December 31, 1999.

(13)	Incorporated by reference to United’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(14)	Incorporated by reference to United’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2002.

(b)	Reports on Form 8-K

On November 13, 2003, the Company filed a Current Report on Form 8-K announcing the financial results for the quarter ended September 30, 2003.

Annual Report on Form 10-K
Item 15(a) (1) and (2)

List of Financial Statements and Financial Statement Schedules

Certain Exhibits

Financial Statement Schedules

Year ended December 31, 2003

United Industrial Corporation

Hunt Valley, Maryland

Form 10-K—Item 15(a) (1) and (2)

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of United Industrial Corporation and subsidiaries are included in Item 8 of this Annual Report:

Consolidated Balance Sheets—December 31, 2003 and 2002
Consolidated Statements of Operations— Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows Years Ended December 31, 2003, 2002 and 2001
Notes to Financial Statements

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

REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of United Industrial Corporation and subsidiaries as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 10, 2004. Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

March 10, 2004
Harrisburg, Pennsylvania

Schedule II—Valuation and Qualifying Accounts

United Industrial Corporation and Subsidiaries

December 31, 2003

Col. A	Col. B	Col. C		Col. D		Col. E
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (Describe)	Deductions (Describe)		Balance at End of Period
Year ended December 31, 2003: Deducted from asset accounts:
Allowance for doubtful accounts	$235,000	$321,000				$556,000
Product warranty liability	$960,000			$120,000	(A)	$840,000
Year ended December 31, 2002: Deducted from asset account:
Allowance for doubtful accounts	$235,000					$235,000
Product warranty liability	$1,650,000	$566,000		$1,256,000	(A)	$960,000
Year ended December 31, 2001: Deducted from asset account:
Allowance for doubtful accounts	$235,000					$235,000
Product warranty liability	$5,154,000			$3,504,000	(A)	$1,650,000

(A)	Product warranty expenditures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INDUSTRIAL CORPORATION (Registrant)

By: /s/ Frederick M. Strader Frederick M. Strader, President
Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Date
/s/ Warren G. Lichtenstein Warren G. Lichtenstein, Chairman of the Board and Director	March 12, 2004

/s/ Thomas A. Corcoran Thomas A. Corcoran, Director	March 12, 2004

/s/ Richard R. Erkeneff Richard R. Erkeneff, Director	March 12, 2004

/s/ Glen Kassan Glen Kassan, Director	March 12, 2004

/s/ Robert F. Mehmel Robert F. Mehmel, Director	March 12, 2004

/s/ Joseph S. Schneider Joseph S. Schneider, Director	March 12, 2004

/s/ Frederick M. Strader Frederick M. Strader, President and Chief Executive Officer	March 12, 2004

/s/ James H. Perry James H. Perry, Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2004

EXHIBIT INDEX

(3)(a)(i) –	Restated Certificate of Incorporation of United (1).
(3)(a)(ii) –	Certificate of Amendment of Restated Certificate of Incorporation of United (2).
(3)(b) –	Amended and Restated By-Laws of United (3).
(10)(a) –	United Industrial Corporation 1994 Stock Option Plan, as amended (4).
(10)(b) –	United Industrial Corporation 1996 Stock Option Plan for Nonemployee Directors (5).
(10)(c) –	Loan and Security Agreement dated as of June 28, 2001 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender (the “Loan Agreement”) (6).
(10)(d) –	Pledge Agreement dated as of June 28, 2001 among United and certain of its subsidiaries, as Pledgors, and Fleet Capital Corporation, as Lender (6).
(10)(e) –	Waiver, Amendment and Consent Agreement dated as of March 6, 2002 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement (7).
(10)(f) –	Second Amendment and Consent Agreement dated as of June 28, 2002 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement (8).
(10)(g) –	Third Amendment and Waiver Agreement dated as of March 21, 2003 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement (9).
(10)(h) –	Fourth Amendment dated as of March 31, 2003 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement (10).
(10)(i) –	Fifth Amendment dated as of September 30, 2003 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement (10).
(10)(j) –	Letter from Fleet Capital Corporation to the Company dated November 12, 2003, amending the Loan Agreement (10).
(10)(k) –	Sixth Amendment dated as of November 17, 2003 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement.
(10)(l) –	Seventh Amendment dated as of December 31, 2003 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement.
(10)(m) –	Employment Agreement dated as of June 18, 2003 between the Company and Frederick M. Strader (11).
(10)(n) –	Employment Agreement, dated December 8, 1998, between United and Richard R. Erkeneff (1).
(10)(o) –	Amendment No. 1 dated as of June 1, 2001 to the Employment Agreement dated as of December 8, 1998 by and between United and Richard R. Erkeneff (6).
(10)(p) –	Amendment No. 2 and Amendment No. 3 dated as of December 20, 2002 to the Employment Agreement dated as of December 8, 1998 by and between United and Richard R. Erkeneff (9).
(10)(q) –	Employment Agreement, dated March 3, 2000, between United and Susan Fein Zawel (12).
(10)(r) –	Amendment to Employment Agreement, dated January 2, 2003, between United and Susan Fein Zawel (9).
(10)(s) –	Employment Agreement, dated March 3, 2000, between United and Robert Worthing (12).
(10)(t) –	Success Bonus Agreement, dated April 10, 2002, between United and Robert Worthing (13).
(10)(u) –	Amendment to Employment Agreement, dated January 2, 2003, between United and Robert Worthing (9).

(10)(v) –	Employment Agreement, dated March 3, 2000, between United and James H. Perry (12).
(10)(w) –	Success Bonus Agreement, dated April 10, 2002, between United and James H. Perry (13).
(10)(x) –	Amendment to Employment Agreement, dated January 2, 2003, between United and James H. Perry (9).
(10)(y) –	Master Agreement, dated as of March 27, 2002, between ALSTOM Transportation Inc. and AAI Corporation (7).
(10)(z) –	Amendment to Master Agreement, dated as of July 26, 2002, between ALSTOM Transportation Inc. and AAI Corporation (14).
(14) –	United’s Code of Ethics for the Chief Executive Officer, Chief Financial Officer and certain other Senior Officers — available on United’s website at http://www.unitedindustrial.com.
(21) –	Subsidiaries of United.
(23) –	Consent of Independent Auditors.
(31.1) –	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) –	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1) –	Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to United’s Annual Report on Form 10-K for the year ended December 31, 1998.

(2)	Incorporated by reference to United’s Registration Statement Form S-8 filed with the Securities and Exchange Commission on July 21, 1998.

(3)	Incorporated by reference to United’s Annual Report on Form 10-K for the year ended December 31, 1995.

(4)	Incorporated by reference to United’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 20, 2003.

(5)	Incorporated by reference to United’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 26, 1997.

(6)	Incorporated by reference to United’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(7)	Incorporated by reference to United’s Annual Report on Form 10-K for the year ended December 31, 2001.

(8)	Incorporated by reference to United’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9)	Incorporated by reference to United’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10)	Incorporated by reference to United’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(11)	Incorporated by reference to United’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(12)	Incorporated by reference to United’s Annual Report on Form 10-K for the year ended December 31, 1999.

(13)	Incorporated by reference to United’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(14)	Incorporated by reference to United’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2002.