Form 10-Q
period 2004-03-31
UNITED INDUSTRIAL CORP /DE/
filed 2004-05-10
CIK 101271

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             ----------------------

                                    FORM 10-Q
  (Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended           March 31, 2004
                                                --------------

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from _________________ to ____________________

                     Commission file number #1-4252
                                            -------

                          UNITED INDUSTRIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                   Delaware                                   95-2081809
          ------------------------------             ---------------------------
         (State or other jurisdiction of             (I.R.S. Identification No.)
          incorporation or organization)


                 124 Industry Lane, Hunt Valley, Maryland 21030
                 ----------------------------------------------
                    (Address of principal executive offices)


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

           Yes    ( X )                 No (   )
                  -----                     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

           Yes    ( X )                No   (   )
                  -----                      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,914,718 shares of common stock as of May 1, 2004.

                          UNITED INDUSTRIAL CORPORATION

                                      Index

                                                                                     Page
                                                                                     ----

           Part I  -  Financial Information

           Item 1.      Financial Statements

                     Consolidated Condensed Balance Sheets  -  Unaudited
                     March 31, 2004 and December 31, 2003                              2

                     Consolidated Condensed Statements of Operations -
                     Three Months Ended March 31, 2004 and 2003                        3

                     Consolidated Condensed Statements of Cash Flows
                     Three Months Ended March 31, 2004 and 2003                        4

                     Notes to Consolidated Condensed Financial Statements              5


           Item 2.        Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                19


           Item 3.        Qualitative and Quantitative Disclosures
                          about Market Risk                                            23


           Item 4.        Controls and Procedures                                      24


           Part II  -   Other Information                                              25


                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS
                  UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                     March 31              December 31
                                                                                       2004                   2003
                                                                                     ---------               --------
                                                                                    (Unaudited)
ASSETS
------
Current Assets
  Cash and cash equivalents                                                          $ 25,111               $ 24,138
  Trade receivables                                                                    31,346                 33,377
  Inventories
           Finished goods & work-in-process                                            24,472                 15,902
           Materials & supplies                                                         1,527                  1,066
                                                                                     ---------               --------
                                                                                       25,999                 16,968
  Deferred income taxes                                                                 6,744                  6,757
  Prepaid expenses & other current assets                                               2,915                  2,660
  Assets of discontinued operations                                                     5,089                  5,089
                                                                                     ---------               --------
           Total Current Assets                                                        97,204                 88,989
  Deferred income taxes                                                                11,312                 10,886
  Other assets                                                                          7,698                  7,710
  Insurance receivable - asbestos litigation                                           20,317                 20,317
  Property & equipment - less accumulated
    depreciation (2004 - $90,640;  2003 - $89,372)                                     21,607                 22,216
                                                                                     ---------               --------
                                                                                     $158,138               $150,118
                                                                                     =========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
-------------------
  Accounts payable                                                                   $ 13,973               $ 10,117
  Accrued employee compensation & taxes                                                10,905                 11,920
  Customer advances                                                                     3,829                  2,452
  Federal income taxes payable                                                          2,645                     -
  Reserve for contract losses                                                           1,554                 1,681
  Other current liabilities                                                             7,932                 5,654
  Liabilities of discontinued operations                                               16,621                 15,561
                                                                                     ---------               --------
           Total Current Liabilities                                                   57,459                 47,385
  Post retirement benefits other than pension
   and other long-term liabilities                                                     23,377                 23,436
  Minimum pension liability                                                             7,965                  6,755
  Liability for asbestos litigation                                                    31,541                 31,595

Shareholders' Equity
--------------------
  Common stock $1.00 par value authorized - 30,000,000 shares; outstanding
    12,997,218 shares and 13,267,218 shares -
    March 31, 2004 and December 31, 2003
    (net of shares in treasury)                                                        14,374                 14,374
  Additional capital                                                                   86,674                 88,125
  Retained deficit                                                                    (17,953)               (22,095)
  Treasury stock, at cost 1,376,930,
   shares at March 31, 2004 and
   1,106,930 at December 31, 2003                                                     (17,187)               (11,345)
  Accumulated other comprehensive loss                                                (28,112)               (28,112)
                                                                                     ---------               --------
Total Shareholders' Equity                                                           $ 37,796               $ 40,947
                                                                                     ---------               --------
                                                                                     $158,138               $150,118
                                                                                     =========               ========

See accompanying notes

                          UNITED INDUSTRIAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                (Dollars in Thousands, except per share amounts)

                                                                                            Three Months Ended March 31
                                                                                            ---------------------------
                                                                                            2004             2003
                                                                                            ----             ----
                                                                                          (Unaudited)

Net sales                                                                                  $ 81,648          $ 72,442
Cost of sales                                                                                64,997            58,396
                                                                                           ---------         ---------
Gross profit                                                                                 16,651            14,046

Selling & administrative expenses                                                            (9,497)          (11,251)

Asbestos litigation expense                                                                     -                (242)
Other operating expense  -  net                                                                 (96)              (80)
                                                                                           ---------         ---------

Total operating income                                                                        7,058             2,473
                                                                                           ---------         ---------

Non-operating income and (expense)
  Interest income                                                                                64                10
  Other income                                                                                  123                72
  Interest expense                                                                              (13)              (26)
  Equity in net income of joint venture                                                          15                 -
  Other expenses                                                                                 (4)              (16)
                                                                                           ---------         ---------
                                                                                                185                40
                                                                                           ---------         ---------
Income from continuing operations
   before income taxes                                                                        7,243             2,513
Income taxes                                                                                  2,626               875
                                                                                           ---------         ---------

Income from continuing operations                                                             4,617             1,638

Loss from discontinued operations - net of income tax benefit of $256 and $524 for the three months ended March 31, 2004
   and 2003, respectively                                                                      (475)             (974)
                                                                                           ---------         ---------

Net income                                                                                 $  4,142          $    664
                                                                                           =========         =========
   Basic earnings per share:
           Income from continuing operations                                                  $ .35             $ .13
                                                                                              ======            ======
           Loss from discontinued operations                                                  $(.03)            $(.08)
                                                                                              ======            ======
           Net income                                                                         $ .32             $ .05
                                                                                              ======            ======

   Diluted earnings per share:
           Income from continuing operations                                                   $ .34            $ .12
                                                                                              =======           ======
           Loss from discontinued operations                                                   $(.03)           $(.07)
                                                                                              =======           ======
           Net income                                                                          $ .31            $ .05
                                                                                              =======           ======


See accompanying notes

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                             (Dollars in Thousands)

                                                                                        Three Months Ended March 31
                                                                                        ---------------------------
                                                                                           2004             2003
                                                                                           ----             ----
OPERATING ACTIVITIES
--------------------
Net income                                                                           $    4,142         $    664
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities:
  Loss from discontinued operations,
   net of income taxes                                                                      475              974
  Pension expense                                                                         1,210            1,459
  Depreciation and amortization                                                           1,324            1,277
  Deferred income taxes                                                                    (413)             625
Equity in income of joint venture                                                           (15)              -
  Changes in operating assets and liabilities:
     Decrease in trade receivables                                                        2,031            5,537
     (Increase) decrease in inventories                                                  (9,031)           5,619
     Increase in prepaid expenses and other current assets                                 (255)             (93)
     Increase (decrease) in customer advances                                             1,377             (984)
     Increase (decrease) in accounts payable, accruals, and other
       current liabilities                                                                7,637           (5,018)
     Increase in other assets - net                                                         (27)          (1,967)
     (Increase) decrease in long term liabilities                                          (114)           1,382
                                                                                        --------         --------


  NET CASH PROVIDED BY CONTINUING OPERATIONS                                              8,341            9,475
  NET CASH PROVIDED BY
     DISCONTINUED OPERATIONS                                                                584           (4,559)
                                                                                        --------         --------
  NET CASH PROVIDED BY
    OPERATING ACTIVITIES                                                                  8,925            4,916

INVESTING ACTIVITIES
--------------------
Purchase of property and equipment                                                         (661)          (1,248)
    NET CASH PROVIDED BY (USED FOR) FOR INVESTING ACTIVITIES                               (661)          (1,248)

FINANCING ACTIVITIES
--------------------
Proceeds from exercise of stock options                                                   1,166               27
Dividends                                                                                (1,316)          (1,307)
Purchase of treasury shares                                                              (7,141)               -
                                                                                        --------         --------

 NET CASH USED FOR
    FINANCING ACTIVITIES                                                                 (7,291)          (1,280)
                                                                                        --------         --------
   INCREASE IN CASH AND
           CASH EQUIVALENTS                                                                 973            2,388
   CASH AND CASH EQUIVALENTS AT
           BEGINNING OF PERIOD                                                           24,138            3,635
                                                                                        --------         --------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   25,111         $  6,023
                                                                                        ========         ========



See accompanying notes

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements


March 31, 2004


NOTE A  - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior years have been reclassified to conform to the current year's classifications. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


NOTE B  - SEGMENT INFORMATION - CONTINUING OPERATIONS

                                                                   Defense           Energy            Other           Totals
                                                                   -------           ------            -----           ------

      (Dollars in thousands)
      Three months ended March 31, 2004
      ---------------------------------
                 Revenues from external customers                   $74,806           $6,842             -            $81,648
                  Equity profit in joint venture                         15                                                15
                       Segment profit (loss)                          6,679              809           (245)            7,243

      Income before income taxes                                                                                       $7,243
                                                                                                                       =======

      Three months ended March 31, 2003
      ---------------------------------
                Revenues from external customers                    $65,475          $ 6,967              -           $72,442
                  Equity profit in joint venture                        -                 -               -
                    Segment profit (loss)                             2,190              751            (428)           2,513

      Income before income taxes                                                                                       $2,513
                                                                                                                       =======

NOTE C  - STOCK-BASED COMPENSATION

The Company has elected to continue to account for its stock-based compensation plan in accordance with Accounting Principles Board Opinion No. 25, (Accounting for Stock Issued to Employees) (APB 25), whereby compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Had compensation cost been determined consistent with the fair value method set forth under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), for all awards during 2004 and 2003 under the plans, income and income per common share from continuing operations would have decreased to the pro forma amounts indicated below:


                                                                                      March 31,
                                                                                      ---------
(Dollars in thousands, except per share data)                                     2004          2003
                                                                                  ----          ----

Income from continuing operations:
           As reported                                                            $4,617         $1,638
           Total employee stock
                     compensation expense
                     determined under fair
                     value method, net of tax                                        (96)          (193)
           Pro forma                                                               4,521          1,445
Income     per common share from continuing operations: As reported:
                     Basic                                                           .35           0.13
                     Diluted                                                         .34           0.12
           Pro forma:
                     Basic                                                           .34           0.11
                     Diluted                                                         .34           0.11


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2003, dividend yields of 2.0%; expected volatility of 44%; risk-free interest rates of 4.6%; and expected lives of ten years. The weighted-average fair value of an option granted for the year ended December 31, 2003 at fair market value was $4.91.

NOTE D  - WEIGHTED AVERAGE SHARES

                                                                                       Three Months Ended March 31
                                                                                         2004                 2003
                                                                                         ----                 ----

Weighted average shares                                                               13,136,464           13,067,918

Dilutive effect of stock options                                                         270,304              617,129
                                                                                      ----------           ----------
Diluted weighted average shares                                                       13,406,768           13,685,047
                                                                                     ===========           ==========


NOTE E  - OTHER OPERATING EXPENSES, NET OTHER INCOME, OTHER EXPENSES

                                                                                            Three Months Ended March 31
                                                                                            ---------------------------
                                                                                           2004               2003
                                                                                           ----               ----
Other Operating Expenses, Net
Reduction of deferred compensation liability                                                $ 32              $ 52
Amortization of intangibles                                                                  (55)              (55)
Amortization of facility costs                                                               (73)              (77)
                                                                                            -----             -----

Total other operating expenses, net                                                         $(96)             $(80)
                                                                                            =====             =====

Other Income
Royalties and commissions                                                                    $37             $  14
Gain on sale of assets                                                                         -                47
Exchange rate fluctuations                                                                    38                 -
Other                                                                                         48                11
                                                                                          -------            ------
Total other income                                                                          $123             $  72
                                                                                          =======            ======

Other Expenses
Miscellaneous items, none of which are material                                          $    (4)           $  (16)
                                                                                         --------            ------
Total other expenses                                                                     $    (4)           $  (16)
                                                                                         --------            ------


NOTE F  - PENSION AND OTHER POST RETIREMENT BENEFIT DISCLOSURE

COMPONENTS OF NET PERIODIC BENEFIT COST


(Dollars in Thousands)                                          Pension Benefits                  Other Postretirement Benefits
                                                              Three Months Ended                      Three Months Ended
                                                                   March 31,                               March 31,
                                                      --------------------------------------------------------------------------
                                                            2004              2003               2004             2003
                                                            ----              ----               ----             ----
Service cost                                            $   749,392        $    619,000         $  49,771        $  60,000
Interest cost                                             2,572,039           2,532,000           363,628          448,000
Expected return on plan assets                           (3,157,218)         (2,838,000)              -              -
Net Amortization and Deferral
Amortization of net transition asset                            -                (2,000)              -              -
Amortization of prior service cost                           45,234              47,000           (10,230)         (10,000)
Amortization of actuarial loss                              840,590           1,101,000            30,183           23,000
                                                        ------------        ------------      ------------     ------------

Benefit cost                                             $1,050,037           1,459,000          $433,352          521,000
                                                        ------------        ------------      ------------     ------------


EMPLOYER CONTRIBUTIONS

(Dollars in Thousands)                                        Pension Benefits                  Other Postretirement Benefits
                                                            Three Months Ended                       Three Months Ended
                                                                  March 31,                                March 31,
                                                       -----------------------------------------------------------------------
                                                           2004             2003                 2004           2003
                                                           ----             ----                 ----           ----
Expected fiscal year contributions
    reported at prior year end
        Employer                                           $259,182          $118,470          $2,572,345       $1,901,000
        Employee                                                -               -                 171,584          127,000

Actual contributions made in current year*                      -               -                 685,983          507,000
Remaining contributions expected to be
    made in current year                                    259,182           118,470           2,057,946        1,521,000
Total Expected Current Year Contributions                  $259,182          $118,470          $2,743,929       $2,028,000

Difference from prior year-end expectation                      -                  -                 -             -


* Actual employer / employee contributions to the union plan in the Energy Segment are not available at this time. Therefore, the "Actual Contributions Made in Current Year" is three months of Expected Fiscal Year Contributions.

NOTE G  - NEW ACCOUNTING PRONOUNCEMENTS


FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest entities, an Interpretation of Accounting Research Bulletin No. 51, as amended, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have a material impact on the Company's results of operations, financial position, or cash flows.


During December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act incorporates a prescription drug benefit under Medicare as well as federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position ("FSP") 106-1, "Accounting for Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." As permitted under FSP 106-1, the Company has elected to defer accounting for the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued. Additionally, the accrued benefit obligation and the net periodic postretirement benefit costs included in the Company's consolidated financial statements does not reflect the effects of the Act on the Company's postretirement benefit plan. Upon issuance of authoritative guidance, and adoption of such guidance, the Company may have to adjust amounts previously reported in the financial statements.

NOTE H  - DISCONTINUED TRANSPORTATION OPERATIONS

Assets and liabilities of the discontinued transportation operations reclassified as current were as follows:

                                                                                   March 31         December 31
(Dollars in thousands)                                                               2004                2003
                                                                                     ----                ----
Assets
Current Assets
  Trade receivables from ETI                                                       $39,322              $39,322
    Less allowances                                                                (39,322)             (39,322)
  Inventories                                                                           10                   10
  Prepaid expenses and other current assets                                             51                   51
  Deferred taxes                                                                     5,028                5,028
 Other receivables from ETI                                                          7,248                9,111
     Less allowances                                                                (7,248)              (9,111)
                                                                                  ---------            ---------

Total Assets                                                                       $ 5,089              $ 5,089
                                                                                  =========            =========

Liabilities
Current Liabilities
   Accounts payable                                                               $    664              $   376
   Accrued employee compensation and taxes                                             289                  617
   Provision for contract losses                                                    12,161               10,216
   Other                                                                             3,507                4,352
                                                                                  ---------            ---------

Total Liabilities                                                                  $16,621              $15,561
                                                                                  =========            =========

Summary results of the discontinued transportation operations, which have been classified separately as discontinued operations, were as follows:

                                                                                  Three Months Ended March 31
                                                                                  ---------------------------


                                                                                   2004                2003
                                                                                   ----                ----

Revenue                                                                           $     -             $   3,482
                                                                                  =========            =========

Loss before income taxes                                                          $   (731)           $  (1,498)
Credit for income taxes                                                               (256)                (524)
                                                                                  ---------            ---------
Net loss from discontinued transportation operations                              $   (475)           $    (974)
                                                                                  =========            =========

Net Cash (Used for) Provided by
 Discontinued Operations
Net Loss                                                                          $   (475)           $    (974)
Changes in operating assets and liabilities                                            (40)              (3,295)
Increase (decrease) in reserve for
  shutdown costs, impairment and other                                               1,099                 (290)
                                                                                  ---------            ---------
Net Cash Provided by (Used for)
 Discontinued Operations                                                          $    584            $  (4,559)
                                                                                  =========            =========


NOTE I  - COMMITMENTS AND CONTINGENCIES

In the normal course of its continuing and discontinued business, various lawsuits, claims and procedures have been or may be instituted or asserted against or by the Company. Except as set forth below, there have been no material changes in litigation since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2003. Based on currently available facts, except as otherwise set forth below, the Company believes that the disposition of matters pending or asserted against the Company will not have a material adverse effect on the Company's financial position, results of operations or liquidity.


ASBESTOS

History
-------

The Company and its Detroit Stoker subsidiary have been named as defendants in asbestos-related personal injury litigation. Neither the Company nor Detroit Stoker fabricated, milled, mined, manufactured or marketed asbestos, and neither the Company nor Detroit Stoker made or sold insulation products or other construction materials that have been identified as the primary cause of asbestos-related disease in the vast majority of claimants. Rather, the Company and Detroit Stoker made several products, some of the parts and components of which used asbestos-containing material fabricated and provided by third parties. The Company and Detroit Stoker stopped the use of asbestos-containing materials in connection with its products in 1981.

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

Defenses
--------

Management continues to believe that a majority of the claimants in pending cases will not be able to demonstrate that they have been exposed to the Company's and Detroit Stoker's asbestos-containing products or suffered any compensable loss as a result of such exposure. This belief is based in large part on two factors: the limited number of asbestos-containing products and betterments manufactured by the Company and Detroit Stoker and the Company's and Detroit Stoker's access to historical sales, service, and other historical business records going back over 100 years, which allow the Company and Detroit Stoker to determine to whom Detroit Stoker's products were sold, the date of sale, the installation site and the date products were removed from service. In addition, because of the limited and restricted placement of the asbestos containing products, even at sites where a claimant can verify his or her presence during the same period those products were installed, liability of the Company and Detroit Stoker cannot be presumed because even if an individual contracted an asbestos-related disease, not everyone who was employed at a site was exposed to the Company's and Detroit Stoker's asbestos-containing products. These factors have allowed the Company and Detroit Stoker to effectively manage their asbestos-related claims.

Settlements
-----------

Settlements of claims against the Company and Detroit Stoker are made without any admission of liability by the Company or Detroit Stoker. Settlement amounts may vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the claimant, the existence or absence of other possible causes of the claimant's alleged illness, and the availability of legal defenses, as well as whether the action is brought alone or as part of a group of claimants. Before paying any settlement amount, the Company and Detroit Stoker require proof of exposure to their asbestos-containing products and proof of injury to the plaintiff. In addition, the claimant is required to execute a full and unconditional release of the Company, Detroit Stoker and associated parties, from any liability for asbestos-related injuries or claims.

Insurance Coverage
------------------

The insurance coverage available to the Company and Detroit Stoker is substantial. Following the institution of asbestos litigation, an effort was made to identify all of the Company's and Detroit Stoker's primary and excess insurance carriers from 1940 through 1990. There were approximately 40 such carriers, all of which were put on notice of the litigation. In November of 1999, a Participation Agreement was entered into among the Company, Detroit Stoker and their primary insurance carriers. The Participation Agreement is an advance understanding that supplements all of the contracts of insurance, without altering the coverage of the contracts, that creates an administrative framework within which the insurers and the Company and Detroit Stoker can more efficiently and effectively manage the large quantity of on-going litigation. Any party may terminate the Participation Agreement, without cause, by giving the other parties 60 days prior written notice. Termination of the Participation Agreement does not affect any rights or obligations of the parties that have accrued under the agreement on or before the effective date of the termination, nor does it affect any rights outside of the agreement.

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

The Company retained a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for claims, such as costs incurred in connection with asbestos-related injury claims. In 2002, that firm worked with the Company to project the insurance coverage of the Company and Detroit Stoker for asbestos-related claims. The insurance consultant's conclusions were based primarily on a review of the Company's and Detroit Stoker's coverage history, application of reasonable assumptions on the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of the insurance carriers, and the experience of and a review of the report of the asbestos consultant described below. The insurance consultant also considered the Participation Agreement.

Based on the assumptions employed by and the report prepared by the insurance consultant, other variables, and the report prepared by the asbestos consultant, the Company recorded an estimated insurance recovery as of December 31, 2002, of $20,343,000 reflecting the estimate determined to be probable of being available to mitigate the Company's and Detroit Stoker's potential asbestos liability through 2012.

Quantitative Claims Information
-------------------------------

As of March 31, 2004, the Company and Detroit Stoker were named in asbestos litigation pending in Michigan, Minnesota, Mississippi and North Dakota. As of March 31, 2004, there were approximately 20,314 pending claims, compared to approximately 19,161 pending claims as of December 31, 2003, and approximately 18,390 pending claims as of March 31, 2003. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate from period to period. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought. In addition, the direct asbestos-related expenses of the Company and Detroit Stoker for defense and indemnity for the past five years were not material.

A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi beginning in 2002 and extended through mid-year 2003. This peak in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective at the end of 2002 and which resulted in a large number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform. The increase in pending claims during the first quarter of 2004 was due to the joinder of the Company and Detroit Stoker into 14 existing 2002 cases naming 1,194 new claimants. As of March 31, 2004, all 19,826 claims pending in Mississippi were associated with cases filed before January 1, 2003.

In 2002, the Company engaged a consulting firm with expertise in the field of evaluating asbestos bodily-injury claims to assist the Company in projecting the future asbestos-related liabilities and defense costs of the Company and Detroit Stoker. The methodology used by this asbestos consultant to project future asbestos-related costs is based primarily on estimates of the labor force exposed to asbestos in the Company's and Detroit Stoker's products, epidemiological modeling of asbestos-related disease manifestation, and estimates of claim filings and settlement and defense costs that may occur in the future. Using this information, the asbestos consultant estimated the number of future claims that would be filed, as well as the related costs that would be incurred in resolving those claims. The Company's and Detroit Stoker's claims history prior to 2002 was not a significant variable in developing the estimates because such history was not significant as compared to the number of claims filed in 2002.

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, the Company's and Detroit Stoker's limited claims history prior to 2002 and consultation with the asbestos and insurance consultants, the Company believes that ten years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable. As a result, the Company also believes that its ultimate net asbestos-related contingent liability (i.e. its indemnity or other claim disposition costs plus related legal fees less insurance recoveries) cannot be estimated with certainty.

Given the inherent uncertainty in making future projections, the Company plans to have the projections of current and future asbestos claims periodically re-examined, and the Company will update them if needed based on the experience of the Company and Detroit Stoker and other relevant factors such as changes in the tort system and the resolution of bankruptcies of various asbestos defendants.

Based on the assumptions employed by and the report prepared by the asbestos consultant and other variables, the Company recorded an undiscounted liability for its estimated bodily injury liabilities for asbestos-related matters through 2012 in the amount of $31,852,000 as of December 31, 2002, including damages and defense costs. The asbestos liability for the twelve months ended December 31, 2003 decreased by $257,000 to $31,595,000 and decreased by $54,000 to
$31,541,000 for the three months ended March 31, 2004 due to the payment of claim-related expenses.

After considering the efforts of both consultants and based upon the facts as now known, including the reasonable possibility that claims will be received and paid over the next 50 year period, the Company believes that although asbestos claims could have a material adverse effect on the Company's financial condition or results of operations in a particular reporting period, asbestos claims should not have a material adverse effect on the Company's long term financial condition, liquidity or results of operations. No assurances can be given, however, as to the actual amount of the Company's and Detroit Stoker's liability for such present and future claims or insurance recoveries, and the differences from estimated amounts could be material.

Reform Legislation
-------------------

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

STATE OF ARIZONA DEPARTMENT OF ENVIRONMENTAL QUALITY V. UIC, ET AL

On May 19, 1993, the Company was named as one of three defendants in a civil action brought pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") by the Arizona Department of Environmental Quality ("ADEQ") in the United States District Court for the District of Arizona. ADEQ sought remediation of a manufacturing site in the State of Arizona operated by U.S. Semiconductor Products, Inc. ("U.S. Semiconductor"), a manufacturer of semiconductors formerly owned by the Company. ADEQ alleged that from 1959 until the Company sold U.S. Semiconductor in 1961, U.S. Semiconductor disposed of tricholoroethylene, a "hazardous substance," and other hazardous substances under CERCLA, onto the ground and into various pits and drains located on the site.

In 1996, the Company entered into a consent decree with ADEQ. Pursuant to the consent decree, the Company is required to complete a Remedial Investigation/Feasibility Study ("RI/FS"), pay $125,000 for past response costs, pay quarterly Arizona oversight costs (averaging less than $10,000 annually) and pay $125,000 for future response costs plus a graduated percentage of the cleanup costs for the site if those costs are in excess of $10,000,000 but less than $40,000,000. The Company's liability for future response costs under the consent decree is capped at $1,780,000 in addition to the $125,000 that the Company has already paid. In connection with the RI/FS, the Company has retained a consultant at an average annual cost of $200,000. The Remedial Investigation was submitted to ADEQ for approval on March 31, 2004. Assuming timely ADEQ approval, the Company will submit the Feasibility Study in June 2004. Management believes that it will reach closure with ADEQ on an acceptable basis to the Company following approval of the Feasibility Study. No assurances can be given, however, as to the actual extent to which the Company may be determined to have further liability, if at all.


MICHIGAN DEPARTMENT OF NATURAL RESOURCES

Detroit Stoker was notified in March 1992 by the Michigan Department of Natural Resources ("MDNR") that it is a potentially responsible party in connection with the cleanup of a former industrial landfill located in Port of Monroe, Michigan. MDNR is treating the Port of Monroe landfill site as a contaminated facility within the meaning of the Michigan Environmental Response Act ("MERA"). Under MERA, if a release or potential release of a discarded hazardous substance is or may be injurious to the environment or to the public health, safety or welfare, MDNR is empowered to undertake or compel investigation and response activities in order to alleviate any contamination threat. Management believes Detroit Stoker would be considered a de minimus potentially responsible party and does not believe that the resolution of this matter will have a materially adverse effect on the Company's financial condition or results of operations. Detroit Stoker intends to aggressively defend these claims. No assurances can be given, however, as to the actual extent to which Detroit Stoker may be determined to be liable if at all.

PERFORMANCE GUARANTEES

In connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of March 31, 2004. No assurances can be given, however, as to the Company's liability if the Company's partners or subcontractors are unable to perform their obligations.

DISCONTINUED OPERATIONS

In connection with the discontinued transportation operations, AAI owns a 35% share of Electric Transit, Inc. ("ETI"). Skoda a.s. ("Skoda"), a Czech Republic company, owns the remaining 65% share of ETI. ETI's one remaining production contract with the San Francisco Municipal Railway ("MUNI") involves the design and manufacture of 273 electric trolley buses (ETBs). In executing its contract with MUNI, ETI has entered into subcontracts with AAI, certain Skoda operating affiliates and others. Both AAI and the Skoda operating affiliates have essentially completed their initial delivery requirements and are now subject to warranty requirements. At April 13, 2004, ETI had delivered all 273 ETB's in the MUNI order. ETI is completing a retrofit program that incorporates final design changes for many of the previously delivered buses. The Company understands that ETI's retrofit program will be completed during 2004.

The ability of ETI to perform under its obligations is, in part, dependent on the performance of other parties, including AAI, the Skoda operating affiliates and other subcontractors. Thus, the ability to timely perform under the MUNI contract is, to a significant extent, outside of ETI's control. Skoda's operating affiliates have delivered products and services under their subcontracts with ETI through April 2004. Following the bankruptcy declaration by Skoda in 2001 in the Czech Republic, effective in 2002, the discontinued transportation operations of the Company began recording 100%, instead of 35%, of ETI's losses. This was necessitated by the Company's and AAI's various indemnity obligations described in detail above, which exceed the amount of the losses recorded. The additional losses recorded by the Company for Skoda's 65% share of ETI's losses totaled $16,171,000 during 2003 and $117,000 during the first quarter of 2004. Since January 1, 2002, AAI has recorded $33,552,000 of losses related to ETI that represent Skoda's 65% share.

Although AAI has essentially completed its subcontract with ETI on the MUNI program, it has continued to support ETI as a provider of secunded services to allow ETI to satisfy its remaining commitments to MUNI. The apparent inability of Skoda to fund its obligations to ETI under the shareholders' agreement, coupled with the additional losses expected to be incurred by ETI, have caused the Company to reassess its continued support of ETI while ETI pursued opportunities to mitigate the cost growth of the MUNI program.

As of April 22, 2004, ETI and MUNI finalized an agreement, under which MUNI has relieved ETI of its warranty, performance and warranty bonding obligations, as well as other obligations under its electric trolley bus contract with MUNI, except for the performance of a defined scope of work related to modifications of electric trolley bus hardware. AAI had agreed to indemnify the surety under these bonding obligations described below, and as a result, AAI's indemnification obligations have been cancelled. In a related action, AAI finalized a guaranty agreement with MUNI that assures performance of specific obligations of ETI arising under its agreement, required a cash payment to MUNI and provided other consideration, in exchange for a release from AAI's subcontractor warranty and all further obligations under its subcontract with ETI.

The Company believes that its obligations related to these agreements have been adequately provided for within existing loss reserves. No assurances can be given, however, as to the actual amount of the Company's liability to exit the discontinued transportation operations.

The Company and AAI had agreed to certain indemnification obligations related to surety bonds required by the MUNI customer.

The first of these surety bond indemnification obligations was associated with advance payments received by ETI that related to the MUNI contract. In January 2003, this advance payment bond was reduced from $22,000,000 to $9,100,000 and reduced again in August of 2003 to $1,350,000. In February 2004, MUNI authorized the release of this bond in its entirety.

In addition, there was a surety bond that guaranteed ETI's performance under the MUNI contract. AAI had agreed to indemnify the surety, if necessary, for up to approximately $14,800,000 (or 35% of the original bond amount). Pursuant to the agreements discussed above, AAI's indemnification obligation has been cancelled.

Finally, there is a surety bond that guarantees payment to subcontractors and vendors for labor and materials provided to ETI under the MUNI contract, for which AAI has also agreed to indemnify the surety, if necessary, for approximately $14,800,000 (again, 35% of the original bond amount). During the fourth quarter of 2003, it became apparent that ETI would be unable to pay AAI amounts due on its subcontract and secunded services receivable. At March 31, 2004, the Company believes it has adequately provided for the uncollectibility of these receivables. As a result of the non-payment of the receivables, AAI filed a claim with the surety of the labor and materials bond seeking recovery to the full extent of the bond. Because the Company and AAI have indemnification obligations of approximately $14,800,000 under this bond, the maximum potential recovery under the bond is approximately $32,100,000. Because the claim is still pending, the Company cannot at this time estimate the amount of such a recovery, if any, or when it may be received. Consequently, the Company has not recorded a receivable with respect to this surety claim.

On July 26, 2002, the Company sold two transportation overhaul contracts with the New Jersey Transit Corporation and Maryland Transit Administration, and related assets and liabilities, to ALSTOM Transportation, Inc. ("ALSTOM"). The Company agreed to indemnify ALSTOM against certain breaches by AAI of representations and covenants pursuant to the Master Agreement ("the ALSTOM Agreement"). Certain of such indemnity claims are subject to a requirement that notice be given within nine months of the closing and are subject to a maximum exposure of $4,250,000.

On March 3, June 5 and November 5, 2003, and on January 15, 2004, ALSTOM raised certain indemnification matters totaling about $8,500,000 to the Company to be discussed by ALSTOM's and the Company's respective managements. Certain of these indemnification matters are not subject to the $4,250,000 cap discussed above. The Company continues to evaluate documentation concerning ALSTOM's original and three revisions detailing alleged claims. These matters are still pending, and the Company is unable to determine whether the Company may have any liability with respect thereto, and if so, to what extent. AAI is also evaluating its counterclaims against ALSTOM. If the respective senior management representatives should fail to resolve the issues informally, the ALSTOM Agreement requires the parties to submit to mediation and, should that fail to resolve the issues, then binding arbitration in lieu of litigation.


NOTE J  - DIVIDENDS

A quarterly dividend of 10(cent) per share was paid on March 31, 2004.

NOTE K  - REPURCHASES OF EQUITY SECURITIES

In November 2003, the Board of Directors of the Company authorized the repurchase of up to $10,000,000 of common stock. At December 31, 2003, the Company had repurchased 357,600 shares of common stock for an aggregate amount of $6,036,000 or $16.88 per share. On January 27, 2004, the purchases under this plan were completed with approximately $1,000 remaining available under the authorization. At that date, the Company had repurchased 576,100 shares for an aggregate amount of $9,999,000 or $17.36 per share. On March 10, 2004, the Company's Board of Directors authorized the repurchase of up to an additional $10,000,000 of common stock pursuant to this plan. At March 31, 2004, 173,200 shares had been purchased under the additional authorization for an aggregate amount of $3,178,220 or $18.35 per share. In total 391,700 shares were repurchased during the first quarter of 2004 for an aggregate amount of $7,140,721 or $18.23 per share.


------------------------------------------------------------------------------------------------------------------------------------
                                                       ISSUER PURCHASES OF EQUITY SECURITIES
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  (C) TOTAL NUMBER OF       (D) MAXIMUM NUMBER
                                           (A) TOTAL       (B) AVERAGE             SHARES (OR UNITS)       (OR APPROXIMATE DOLLAR
                                            NUMBER OF           PRICE               PURCHASED AS PART        VALUE) OF SHARES (OR
                                             SHARES            PAID PER                OF PUBLICLY          UNITS) THAT MAY YET BE
                                           (OR UNITS)           SHARE                ANNOUNCED PLANS         PURCHASED UNDER THE
                PERIOD                      PURCHASED         (OR UNIT)               OR PROGRAMS            PLANS OR PROGRAMS
------------------------------------------------------------------------------------------------------------------------------------
 January 1, 2004 -                           218,500            $18.14                   218,500                   $1,182
 January 31, 2004 (1)
------------------------------------------------------------------------------------------------------------------------------------
 March 1, 2004 -                             173,200            $18.35                   173,200                 $6,823,461
 March 31, 2004 (2)
------------------------------------------------------------------------------------------------------------------------------------
 Total                                       391,700            $18.23                   391,700                 $6,823,461
------------------------------------------------------------------------------------------------------------------------------------



(1) The shares purchased in January essentially completed the $10 million buy-back announced in November 2003.


(2) The shares purchased in March were pursuant to the additional $10 million buy-back announced March 10, 2004.

NOTE L  - SUBSEQUENT EVENT

On April 15, 2004, AAI entered into a contract to sell approximately 26 acres of undeveloped property adjacent to its Hunt Valley, Maryland, facility for approximately $8,000,000. Subject to a feasibility study period that includes the investigation of title and environmental matters, closing is expected to occur no later than January 14, 2005. After the feasibility study period, AAI can retain the $150,000 deposit it received upon contract signing and elect to accelerate the closing. No assurances can be given, however, as to whether the contract will be closed or the timing of such closing.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS


Forward-Looking Information
---------------------------

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements which include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. These forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following: the Company's successful execution of internal performance plans; performance issues with key suppliers, subcontractors and business partners; the ability to negotiate financing arrangements with lenders; outcome of current and future litigation; the accuracy of the Company's analysis of its potential asbestos related exposure and insurance coverage; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development, commercialization and technological difficulties; capacity and supply constraints or difficulties; legislative or regulatory actions impacting the Company's Defense segment, Energy segment or discontinued transportation operations; changing priorities or reductions in the U.S. Government defense budget; contract continuation and future contract awards; and U.S. and international military budget constraints and determinations. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements. See "Risk Factors" under
Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for important factors that could cause the Company's actual results to differ materially from those suggested by the forward-looking statements contained in this report.


Results of Operations
---------------------

The following information primarily relates to the continuing operations of United Industrial Corporation and consolidated subsidiaries. The transportation business is reflected as a discontinued operation in the Company's consolidated condensed financial statements as of and for the period ended March 31, 2004 and 2003.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003.


SALES

                 2004                     2003       Increase/(Decrease)
                 ----                     ----       -------------------
Defense          $74,806,000            $65,475,000         $9,331,000     14.3%
Energy             6,842,000              6,967,000          (125,000)    (1.8%)
          ------------------- ---------------------- ------------------
Total            $81,648,000            $72,442,000         $9,206,000     12.7%
          =================== ====================== ==================


The Defense segment sales increased 14.3%, in the first quarter of 2004 as compared to the same period in 2003. The Defense segment increase was primarily due to revenues of $4,189,000 related to logistical support for deployed Shadow 200 Tactical Unmanned Aerial Vehicle ("TUAV") systems in support of Operation Iraqi Freedom and approximately $3.2 million of increased volume in its C-17 maintenance trainer business. In 2004, the Company began accruing anticipated award fee revenue and income related to its C-17 maintenance trainer program over the contractual award fee period regarding such contracts because the Company believes performance targets can now be reliably predicted. Prior to 2004, the Company recorded such revenue and income upon notification of the award evaluation because it could not reasonably estimate the amount of fee to be awarded. These awards were generally recognized at the end of the contractual award fee period during the Company's third or fourth quarter. Management believes that historical performance and awarded fees are now a reasonable basis to estimate future revenue and income on certain contracts. In the first quarter of 2004, the Company recorded $1.5 million of award fee revenue and income regarding its C-17 program. This amount includes $0.7 million related to current quarter performance under contracts whereby performance targets can now be reliably predicted, $0.4 million related to prior year performance, and $0.4 million related to a new contract for which performance targets could not be reliably predicted, but notification of award evaluation was received during the current quarter. The first quarter in 2003 did not include any award fee revenue or income.



GROSS PROFIT

                    2004            % of Sales             2003               % of Sales          Increase/(Decrease)
                    ----            ----------             ----               ----------         -------------------
Defense           $13,989,000         18.7%              $11,196,000           17.1%                $2,793,000      24.9%
Energy              2,662,000         38.9%                2,850,000           40.9%                 (188,000)     (6.6%)
           -------------------                      -----------------                           ---------------
Total            $ 16,651,000         20.4%              $14,046,000           19.4%                $2,605,000      18.5%
           ===================                      =================                           ===============


The Defense segment gross profit ratio was 18.7%, of sales in the first three months of 2004 as compared to 17.1%, of sales in the first quarter of 2003. The increase was primarily attributable to increased sales volume on UAV and C-17 programs as well as the recognition of award fee on the C-17 program as discussed in sales above. The pension expense which is included in cost of sales in the Defense segment for the first three months of 2004, was $1,335,000 compared to $1,595,000 in the first quarter of 2003. Gross profit ratio in the Energy segment was 38.9%, of sales in the first three months of 2004 as compared to 40.9%, of sales in the first quarter of 2003. This decrease is primarily due to competitive pricing effects in the market.


SELLING AND ADMINISTRATIVE EXPENSES

                    2004               % of Sales           2003               % of Sales   Increase/(Decrease)
                    ----               ----------           ----               ----------   -------------------
Defense            $7,662,000            10.2%             $9,428,000            14.4%           ($1,766,000)  (18.7%)
Energy              2,040,000            29.8%              2,050,000            29.4%               (10,000)   (.05%)
Other                (80,000)             N/A                 (91,000)            N/A %               11,000      12.1%
           -------------------                      ------------------                      -----------------
Total              $9,622,000            11.8%            $11,387,000             15.7%          ($1,765,000)  (15.5%)
           ===================                      ==================                      =================



Selling and administrative expenses for continuing operations for the three months ended March 31, 2004 decreased $1,765,000 or 15.5% to $9,622,000 from $11,387,000 in the first quarter of 2003. Selling and administrative expenses in the Defense segment decreased $1,766,000, or 18.7%, to $7,662,000 in the first three months of 2004 from $9,428,000 in the first quarter of 2003. During the first quarter of 2004, certain proposal opportunities were delayed resulting in a shift of research and development and bid and proposal costs until later in 2004. In 2003, a significant amount of research and development, and bid and proposal costs incurred during the year were expended in the first quarter in pursuit of a significant proposal opportunity.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES


                 2004           % of Sales             2003           % of Sales      Increase/(Decrease)
                 ----           ----------             ----           ----------      -------------------
Defense        $6,679,000         8.9%               $2,190,000         3.3%                  $4,489,000       205.0%
Energy            809,000        11.8%                  771,000         11.1%                     38,000         4.9%
Other           (245,000)         N/A                 (448,000)          N/A                     203,000        45.3%
         -----------------                     -----------------                      -------------------
Total          $7,243,000         8.9%               $2,513,000         3.5%                  $4,730,000       188.2%
         =================                     =================                      ===================


Income before income taxes from continuing operations increased 188.2%, in the three months ended March 31, 2004 as compared to the same period last year. The increase is primarily attributable to higher Defense segment gross profit and the reduction in selling and administrative costs, discussed above. The first quarter of 2004 included non-cash pension plan expense of $1,258,000. The first quarter of 2003 included non-cash pension plan expense of $1,459,000 and asbestos-related consulting and professional fees of $242,000.


FUNDED BACKLOG
                                           March 31,              December 31,
                                           ---------              ------------
                                             2004                     2003
                                             ----                     ----
            Defense segment               $310,645,000           $318,307,000

            Energy segment                   6,397,000              4,880,000
                                          ------------           ------------
            Total                         $317,042,000           $323,187,000
                                          =============          ============


At March 31, 2004, the funded backlog related to continuing operations remained virtually unchanged at $317,042,000, a decrease of $6,145,000, or 1.9%, from $323,187,000 at December 31, 2003. The Defense segment funded backlog was $310,645,000 at March 31, 2004 compared to $318,307,000 at December 31, 2003.
The Energy segment funded backlog was $ 6,397,000 at March 31, 2004 compared to $4,880,000 at December 31, 2003.

There were no sales in the discontinued transportation operations during the three months ended March 31, 2004 compared to $3,482,000 in the same period last year as AAI has essentially completed its subcontract with Electric Transit Inc. ("ETI"), a 35% owned affiliate of AAI. ETI has delivered 273 electric trolley buses to the San Francisco Municipal Railway ("MUNI"). The loss before taxes decreased to $731,000 in the first three months ended March 31, 2004 from $1,498,000 in the same period last year due primarily to lower shutdown costs related to reduced activities.

The Company recorded a $180,000 provision for losses by ETI. This provision represents 100% of the losses incurred by ETI primarily related to ETI's general and administrative expenses incurred during the 2004 first quarter, since it is unlikely that Skoda will have the financial capability to fund its 65% share of such losses.

The Company's discontinued transportation operations record as expense the shutdown costs and general and administrative expenses as incurred. These charges are expected to be in the range of $3,000,000 to $3,500,000 subsequent to March 31, 2004 of which $ 2,000,000 is expected to be expended during the last three quarters of 2004.

As of April 22, 2004, ETI and MUNI finalized an agreement, under which MUNI has relieved ETI of its warranty, performance and warranty bonding obligations, as well as other obligations under its electric trolley bus contract with MUNI, except for the performance of a defined scope of work related to modifications of electric trolley bus hardware. AAI had agreed to indemnify the surety under the bonding obligations, and as a result, AAI's indemnification obligations have been cancelled. In a related action, AAI finalized a guaranty agreement with MUNI that assures performance of specific obligations of ETI arising under its agreement, required a cash payment to MUNI and provided other consideration, in exchange for a release from AAI's subcontractor warranty and all further obligations under its subcontract with ETI. The Company believes that its obligations related to these agreements have been adequately provided for within existing loss reserves.

No assurances can be given, however, as to the actual amount of the Company's liability to exit the discontinued operations.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents increased $973,000 to $25,111,000 at March 31, 2004 from $24,138,000 at December 31, 2003. Net cash provided by operating activities of the continuing operations was $8,341,000 in the first three months of 2004. The net cash provided by operating activities of discontinued operations was $584,000 in the first quarter of 2004 which includes overdue payments received for services provided to ETI. The net cash used for investing activities of the continuing operations included $661,000 of capital expenditures. The net cash used for financing activities for the quarter was $7,291,000. This was primarily due to the repurchase of the Company's common stock of $7,141,000 and dividend payments of $1,316,000, partially offset by the receipt of $1,166,000 from the exercise of stock options. Changes in operating assets and liabilities in continuing operations used cash of $885,000 primarily for increases in inventory of $9,031,000 due to increased production levels, prepaid and other current assets of $255,000 and decreases in employee compensation payable of $1,015,000, partially offset by increases in accounts payable of $3,856,000, customer advances of $1,377,000, and other current liabilities of $2,278,000.

The Company does not anticipate having to contribute cash to the UIC Retirement Pension Plan during 2004. However, it plans to contribute $259,000 to the union plan in the Energy segment.

The Company currently has no significant fixed commitment for capital expenditures, however, the Company expects to acquire about $6,600,000 in capital assets and $1,700,000 of other costs over the next four years related to the implementation of a new enterprise resource planning ("ERP") information system of which about $1,600,000 is anticipated to be spent in 2004. The cash required to completely exit the discontinued transportation operations subsequent to March 31, 2004, including the settlement agreements with MUNI is expected to be approximately $14 million through 2008 of which $10 million is expected to be expended during the last three quarters of 2004. No assurances can be given, however, as to the actual amount of the Company's liability to exit the discontinued transportation operations.

In November 2003, the Board of Directors of the Company authorized the repurchase of up to $10,000,000 of common stock. On January 27, 2004 the purchases under this plan were completed with approximately $1,000 remaining available under the authorization. On March 10, 2004, the Company's Board of Directors authorized the repurchase of up to an additional $10,000,000 of common stock pursuant to this plan. During the first three months of 2004, the Company repurchased 391,700 shares of common stock under these authorizations for an aggregate amount of $7,141,000 or $18.23 per share.

On June 28, 2001, the Company and certain of its subsidiaries entered into a Loan and Security Agreement (the "Credit Agreement") with Bank of America (formerly Fleet Capital Corporation). The Credit Agreement has a term of three years and provides for letters of credit and cash borrowings, subject to a borrowing base. The Credit Agreement provides for up to $25,000,000 of credit advances, with a sub limit of $10,000,000 for cash borrowings. Credit advances may increase to $32,000,000 provided that amounts in excess of $25,000,000 are cash-collateralized. At March 31, 2004, there were no cash borrowings under the Credit Agreement. The letter of credit obligations outstanding at March 31, 2004 under the Credit Agreement were $8,065,000. During 2003, amendments to the Credit Agreement were entered into whereby, among other things, the financial covenants were modified, the amount of the Company's common stock that may be repurchased during the term of the Credit Agreement was increased from $5,000,000 to $20,000,000, and a borrowing base reserve of $6,000,000 on the total credit facility was instituted, with a $3,000,000 reserve being applied to the $10,000,000 cash sub limit. The covenants that the Company agreed to included a minimum ratio of total liabilities to tangible net worth, a limitation to the pre-tax losses of the discontinued transportation operations and a minimum amount of tangible net worth. The Credit Agreement is scheduled to expire on June 28, 2004, however, management is in discussions with Bank of America to extend and expand its existing facility as well as other potential lenders in order to obtain a new facility. The Company believes that it will be successful in its ability to negotiate an extended or new credit agreement with Bank of America or to enter into a new credit agreement with another party.

Detroit Stoker also has a $2,000,000 line of credit with a bank that may be used for cash borrowings or letters of credit. This agreement expires July 1, 2004. The Company believes that it will be able to obtain an extension of such agreement. At March 31, 2004, Detroit Stoker had no cash borrowings and $873,000 of letters of credit outstanding.

Based on the existing Credit Agreement and current initiatives and operations, the Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements for the remainder of the year.

On April 15, 2004, the Company entered into a contract to sell approximately 26 acres of undeveloped property adjacent to its Hunt Valley, Maryland, facility for $8.0 million. Subject to a feasibility study period that includes the investigation of title and environmental matters, closing is expected to occur no later than January 14, 2005. However, the Company can elect to accelerate the close. By contract, the Company has received a $150,000 deposit that becomes non-refundable after the feasibility study period. No assurances can be given, however, as to whether the contract will be closed or the timing of the sale.

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


Contingent Matters
------------------

In connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company's results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of March 31, 2004.

The Company is involved in various lawsuits and claims, including asbestos-related litigation and one environmental matter. There have been no material changes in litigation since the Company filed its annual report on Form 10-K for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and to
Note I to the financial statements included herein.


ITEM 3  - QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions, and some of these transactions are denominated in foreign currencies. As a result, the Company's financial results could be affected by changes in foreign exchange rates. To mitigate the effect of changes in these rates, the Company has entered into foreign exchange contracts. There has been no material change in the firmly committed sales exposures and related derivative contracts from December 31, 2003. (See Item 7A
- of the Company's Annual Report on Form 10-K for the year-ended December 31, 2003.)

ITEM 4  -  CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                 UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
                           Part II - Other Information


ITEM 1  - LEGAL PROCEEDINGS

Reference is made to the information contained in the section entitled "Contingent Matters" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations set forth above and to Note I to the financial statements included herein, which information is incorporated herein by reference.

ITEM 2 - ISSUER PURCHASES OF EQUITY SECURITIES

Reference is made to Note K to the financial statements included herein, which information is incorporated herein by reference.


ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

             31.1 Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2 Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification of the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

                    On March 12, 2004, the Registrant filed a current report on Form 8-K containing its press release announcing its financial results for the fourth quarter and full year ended December 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          UNITED INDUSTRIAL CORPORATION



Date   May 7, 2004                         By:   /s/ James H. Perry
      -------------                             --------------------------------
                                                James H. Perry
                                                Chief Financial Officer,
                                                Vice President and Treasurer

                          UNITED INDUSTRIAL CORPORATION

                        INDEX OF EXHIBITS FILED HEREWITH


Exhibit No.                                                                         Page


   31.1      Certification of Chief Executive Officer of the Company pursuant
             to Section 302 of the Sarbanes-Oxley Act of 2002.                       28

   31.2      Certification of Chief Financial Officer of the Company pursuant
             to Section 302 of the Sarbanes-Oxley Act of 2002.                       29

   32.1      Certification of the Chief Executive Officer of the Company
             pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.              30

   32.2      Certification of the Chief Financial Officer of the Company
             pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.              31
