Form 10-Q
period 2004-06-30
UNITED INDUSTRIAL CORP /DE/
filed 2004-08-06
CIK 101271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-4252

UNITED INDUSTRIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2081809

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

124 Industry Lane, Hunt Valley, Maryland	21030

(Address of principal executive offices)	(Zip Code)

(410) 628-3500

(Registrant’s telephone number, including area code )

Not Applicable

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  12,998,151 shares of common stock as of August 1, 2004.

UNITED INDUSTRIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)	June 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$24,812	$24,138
Trade receivables	40,637	33,377
Inventories
Finished goods and work-in-process	29,887	15,902
Materials and supplies	1,082	1,066

	30,969	16,968
Deferred income taxes	5,326	6,757
Prepaid expenses and other current assets	4,436	2,660
Assets of discontinued operations	4,763	5,089

Total Current Assets	110,943	88,989
Deferred income taxes	12,010	10,886
Other assets	7,681	7,710
Insurance receivable - asbestos litigation	20,256	20,317
Property and equipment - less accumulated depreciation (2004-$92,023; 2003-$89,372)	23,047	22,216

	$173,937	$150,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,133	$10,117
Accrued employee compensation and taxes	13,440	11,920
Customer advances	3,127	2,452
Federal income taxes payable	2,854	—
Reserve for contract losses	1,795	1,681
Other current liabilities	10,827	5,654
Liabilities of discontinued operations	14,681	15,561

Total Current Liabilities	64,857	47,385
Postretirement benefits other than pension and other long-term liabilities	23,308	23,436
Minimum pension liability	8,824	6,755
Reserve for asbestos litigation	31,437	31,595
Shareholders’ Equity
Preferred stock, par value $1.00 per share; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $1.00 per share; authorized 30,000,000 shares; outstanding 12,972,518 and 13,267,218 shares at June 30, 2004 and December 31, 2003, respectively (net of shares in treasury)	14,374	14,374
Additional capital	85,212	88,125
Retained deficit	(7,925)	(22,095)
Treasury stock, at cost, 1,401,630 and 1,106,930 shares at June 30, 2004 and December 31, 2003, respectively	(18,665)	(11,345)
Accumulated other comprehensive loss	(27,485)	(28,112)

Total Shareholders’ Equity	45,511	40,947

	$173,937	$150,118

See Notes to Consolidated Condensed Financial Statements.

UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Unaudited)
Net sales	$109,560	$86,037	$191,208	$158,479
Cost of sales	82,511	68,532	147,508	126,928

Gross profit	27,049	17,505	43,700	31,551
Selling and administrative expenses	11,074	10,601	20,571	21,852
Asbestos litigation expense	—	425	—	667
Other operating expenses - net	90	81	186	161

Total operating income	15,885	6,398	22,943	8,871

Non-operating income and (expense):
Interest income	66	32	130	40
Other income	—	64	123	136
Interest expense	(13)	—	(26)	(24)
Equity in net income of joint venture	45	9	60	9
Other expenses	(31)	(17)	(35)	(33)

	67	88	252	128

Income from continuing operations before income taxes	15,952	6,486	23,195	8,999
Provision for income taxes	5,734	2,292	8,360	3,167

Income from continuing operations	10,218	4,194	14,835	5,832
Loss from discontinued operations - net of income tax benefit of $102 and $693 for the three months and $358 and $1,217 for the six months ended June 30, 2004 and 2003, respectively	(190)	(1,286)	(665)	(2,260)

Net income	$10,028	$2,908	$14,170	$3,572

Basic earnings per share:
Income from continuing operations	$0.79	$0.32	$1.14	$0.45
Loss from discontinued operations	(0.01)	(0.10)	(0.05)	(0.17)

Net income	$0.78	$0.22	$1.09	$0.27

Diluted earnings per share:
Income from continuing operations	$0.77	$0.31	$1.11	$0.43
Loss from discontinued operations	(0.01)	(0.09)	(0.05)	(0.17)

Net income	$0.76	$0.21	$1.06	$0.26

See Notes to Consolidated Condensed Financial Statements.

UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended June 30,

	2004	2003

	(Unaudited)
OPERATING ACTIVITIES:
Net income	$14,170	$3,572
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income tax benefit	665	2,260
Pension expense	1,923	2,765
Income tax refund	—	16,822
Depreciation and amortization	2,762	2,591
Deferred income taxes	934	(594)
Equity in net income of joint venture	(60)	(9)
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(7,260)	2,364
Increase in inventories	(14,001)	(12,620)
Increase in prepaid expenses and other current assets	(1,776)	(1,026)
Increase (decrease) in customer advances	675	(989)
Increase in accounts payable, accruals and other current liabilities	17,677	2,864
Decrease (increase) in other assets - net	39	(128)
Decrease in long-term liabilities	(140)	(46)

Net cash provided by continuing operations	15,608	17,826
Net cash used in discontinued operations	(1,219)	(11,405)

Net cash provided by operating activities	14,389	6,421

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,482)	(3,101)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,862	1,043
Dividends paid	(2,609)	(2,614)
Purchase of treasury shares	(10,486)	—

Net cash used in financing activities	(10,233)	(1,571)

Increase in cash and cash equivalents	674	1,749
Cash and cash equivalents at beginning of year	24,138	3,635

Cash and cash equivalents at end of period	$24,812	$5,384

See Notes to Consolidated Condensed Financial Statements.

UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of United Industrial Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain prior year balances have been reclassified to conform to the current year presentation.

Note B - Segment Information - Continuing Operations

(Dollars in thousands)	Defense	Energy	Other	Totals

Three Months Ended June 30, 2004
Revenues from external customers	$101,561	$7,999	$—	$109,560
Equity income in joint venture	45	—	—	45
Segment profit (loss)	14,536	1,464	(48)	15,952
Income before income taxes				$15,952

Six Months Ended June 30, 2004
Revenues from external customers	$176,367	$14,841	$—	$191,208
Equity income in joint venture	60	—	—	60
Segment profit (loss)	21,215	2,273	(293)	23,195
Income before income taxes				$23,195

Three Months Ended June 30, 2003
Revenues from external customers	$78,415	$7,622	$—	$86,037
Equity income in joint venture	9	—	—	9
Segment profit (loss)	6,117	805	(436)	6,486
Income before income taxes				$6,486

Six Months Ended June 30, 2003
Revenues from external customers	$143,890	$14,589	$—	$158,479
Equity income in joint venture	9	—	—	9
Segment profit (loss)	8,307	1,556	(864)	8,999
Income before income taxes				$8,999

Note C - Stock-Based Compensation

The Company has elected to continue to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, whereby compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock.  Had compensation cost been determined consistent with the fair value method set forth under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, for all awards under the plans, net income and earnings per share from continuing operations would have decreased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands, except per share data)	2004	2003	2004	2003

Income from continuing operations:
As reported	$10,218	$4,194	$14,835	$5,832
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of tax	(156)	(161)	(252)	(354)

Pro forma	$10,062	$4,033	$14,583	$5,478

Earnings per share from continuing operations:
As reported:
Basic	$0.79	$0.32	$1.14	$0.45
Diluted	0.77	0.31	1.11	0.43
Pro forma:
Basic	$0.78	$0.31	$1.12	$0.42
Diluted	0.76	0.29	1.09	0.40

Note D - Weighted Average Shares

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Weighted average shares - basic	12,929,104	13,140,418	13,032,784	13,104,168
Dilutive effect of stock options	332,575	536,816	301,440	576,973

Weighted average shares - diluted	13,261,679	13,677,234	13,334,224	13,681,141

Note E - Other Operating Expenses - Net, Other Income, and Other Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2004	2003	2004	2003

OTHER OPERATING EXPENSES - NET
Amortization of intangibles	$56	$56	$111	$111
Amortization of facility consolidation costs	73	77	146	154
Amortization of deferred compensation liability	(24)	(52)	(56)	(104)
Other income, net	(15)	—	(15)	—

Total other operating expenses - net	$90	$81	$186	$161

OTHER INCOME
Royalties and commissions	$19	$39	$56	$53
(Loss) gain on sale of assets	—	(14)	—	33
Rental income	14	14	28	28
Other (expense) income, net	(33)	25	39	22

Total other income	$—	$64	$123	$136

OTHER EXPENSES
Miscellaneous items, none of which are significant	$31	$17	$35	$33

Total other expenses	$31	$17	$35	$33

Note F - Pension and Other Postretirement Benefits

The following table provides the components of net periodic pension benefit cost:

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2004	2003	2004	2003

Service cost	$751	$619	$1,500	$1,238
Interest cost	2,491	2,552	5,143	5,084
Expected return on plan assets	(3,237)	(2,817)	(6,314)	(5,655)
Net amortization and deferral:
Amortization of net transition asset	—	(2)	—	(4)
Amortization of prior service cost	45	47	90	94
Amortization of actuarial loss	846	1,101	1,687	2,202

Net periodic pension benefit cost	$896	$1,500	$2,106	$2,959

The following table provides the components of other postretirement benefit cost:

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2004	2003	2004	2003

Service cost	$50	$60	$100	$120
Interest cost	363	448	727	896
Net amortization and deferral:
Amortization of prior service cost	(10)	(10)	(20)	(20)
Amortization of actuarial loss	30	23	60	46

Other postretirement benefit cost	$433	$521	$867	$1,042

The following table provides the Company’s contributions to and benefits paid under pension and other postretirement benefit plans:

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,

(Dollars in thousands)	2004	2003	2004	2003

Expected fiscal year contributions reported at the end of the prior year:
Employer	$259	$118	$2,572	$1,901
Employee	—	—	172	127

	259	118	2,744	2,028

Actual contributions made in the current year (1)	37	—	1,372	1,014
Remaining contributions expected to be made in the current year	222	118	1,372	1,014

Total expected current year contributions	259	118	2,744	2,028

Difference from expectations at end of the prior year	$—	$—	$—	$—

(1)

Actual employer and employee contributions for Other Postretirement Benefits are not currently available.  Therefore, the amounts reported in the table above for “Actual contributions made in the current year” for Other Postretirement Benefits are based on the expected fiscal year contributions reported at the end of the prior year.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Medicare Act of 2003”) was signed into law.  In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”).  As permitted under FSP 106-1, the Company has elected to defer recognition and accounting for the effects of the Medicare Act of 2003 until the FASB issues authoritative guidance.  Accordingly, the accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not reflect any potential benefit associated with the Federal subsidy.  Upon issuance and adoption of such guidance, the Company may have to adjust amounts previously reported in its financial statements.  See Note H for recent developments pertaining to the accounting for the effects of the Medicare Act of 2003.

Note G - Comprehensive Income

The following table sets forth the components of other comprehensive income and total comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2004	2003	2004	2003

Net income	$10,028	$2,908	$14,170	$3,572
Other comprehensive income:
Minimum pension liability, net of tax of $627 in 2004	627	—	627	—

Total comprehensive income	$10,655	$2,908	$14,797	$3,572

Note H - Recent Accounting Developments

On December 8, 2003, the Medicare Act of 2003 was signed into law.  The Medicare Act of 2003 introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  In January 2004, the FASB issued FSP 106-1.  As permitted under FSP 106-1, the Company has elected to defer recognition and accounting for the effects of the Medicare Act of 2003 as well as in making disclosures related to its plans as required by SFAS No. 132 (Revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits”, until the FASB issues authoritative guidance on the accounting for the Federal subsidy.  On May 19, 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Act of 2003” (“FSP 106-2”).  FSP 106-2 provides guidance on the accounting for the effects of the Act for companies that sponsor a single-employer defined benefit postretirement healthcare plan, and also provides guidance for the disclosures about the effects of the subsidy for sponsors that have not been able to determine whether or not their plans provide a medical benefit that is actuarial equivalent to Medicare Part D.  FSP 106-2 is effective for most companies as of the first interim or annual period beginning after June 15, 2004, at which time it supersedes FSP 106-1.  The Company is currently evaluating the possible economic effect of the Medicare Act of 2003, if any, on its postretirement benefit plan accounting and, accordingly, has not included the effect of the subsidy in the measures of its accumulated postretirement benefit obligation and net periodic postretirement benefit cost included in the Company’s Consolidated Financial Statements and Notes thereto.

Note I - Discontinued Transportation Operations

Assets and liabilities of the discontinued transportation operations, which have been reclassified and summarized in the accompanying Consolidated Condensed Balance Sheets as Assets and Liabilities of discontinued operations, are as follows:

(Dollars in thousands)	June 30, 2004	December 31, 2003

Current Assets
Trade receivables from ETI	$39,322	$39,322
Less allowances	(39,322)	(39,322)
Inventories	—	10
Prepaid expenses and other current assets	51	51
Deferred taxes	4,712	5,028
Other receivables from ETI	7,964	9,111
Less allowances	(7,964)	(9,111)

Total Current Assets	$4,763	$5,089

Current Liabilities
Accounts payable	$298	$376
Accrued employee compensation and taxes	332	617
Provision for contract losses	11,023	10,216
Other	3,028	4,352

Total Current Liabilities	$14,681	$15,561

Summary results of the discontinued transportation operations, which have been classified separately as discontinued operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2004	2003	2004	2003

Revenue	$—	$4,661	$—	$8,143

Loss before income taxes	$(292)	$(1,979)	$(1,023)	$(3,477)
Benefit from income taxes	(102)	(693)	(358)	(1,217)

Loss from discontinued transportation operations, net of income tax benefit	$(190)	$(1,286)	$(665)	$(2,260)

	Six Months Ended June 30,

(Dollars in thousands)	2004	2003

Net cash used in discontinued operations:
Net loss	$(665)	$(2,260)
Changes in operating assets and liabilities	(353)	(8,096)
Deferred income taxes	316	482
Decrease in provision for contract losses and other	(517)	(1,531)

Net cash used in discontinued transportation operations	$(1,219)	$(11,405)

Note J - Commitments and Contingencies

In the normal course of its continuing and discontinued business, various lawsuits, claims and procedures have been or may be instituted or asserted against or by the Company.  Except as set forth below, there have been no material changes in litigation since the Company filed its Annual Report on Form10-K for the year ended December 31, 2003.  Based on currently available facts, except as otherwise set forth below, the Company believes that the disposition of matters pending or asserted against the Company will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

ASBESTOS

History

The Company and Detroit Stoker Company (“Detroit Stoker”), a wholly-owned subsidiary of the Company, have been named as defendants in asbestos-related personal injury litigation. Neither the Company nor Detroit Stoker fabricated, milled, mined, manufactured or marketed asbestos, and neither the Company nor Detroit Stoker made or sold insulation products or other construction materials that have been identified as the primary cause of asbestos-related disease in the vast majority of claimants. Rather, the Company and Detroit Stoker made several products, some of the parts and components of which used asbestos-containing material fabricated and provided by third parties. The Company and Detroit Stoker stopped the use of asbestos-containing materials in connection with its products in 1981.

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

Insurance Coverage

The insurance coverage available to the Company and Detroit Stoker is substantial. Following the institution of asbestos litigation, an effort was made to identify all of the Company’s and Detroit Stoker’s primary and excess insurance carriers from 1940 through 1990. There were approximately 40 such carriers, all of which were put on notice of the litigation. In November of 1999, a Participation Agreement was entered into among the Company, Detroit Stoker and their primary insurance carriers. The Participation Agreement is an advance understanding that supplements all of the contracts of insurance, without altering the coverage of the contracts, that creates an administrative framework within which the insurers and the Company and Detroit Stoker can more efficiently and effectively manage the large quantity of on-going litigation.

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

Based on the assumptions employed by and the report prepared by the insurance consultant, other variables, and the report prepared by the asbestos consultant, the Company recorded an estimated insurance recovery as of December 31, 2002, of $20,343,000 reflecting the estimate determined to be probable of being available to mitigate the Company’s and Detroit Stoker’s potential asbestos liability through 2012 (see discussion below).

Quantitative Claims Information

As of June 30, 2004, the Company and Detroit Stoker were named in asbestos litigation pending in Illinois, Michigan, Minnesota, Mississippi and North Dakota. As of June 30, 2004, there were approximately 20,490 pending claims, compared to approximately 19,161 pending claims as of December 31, 2003, and approximately 18,476 pending claims as of June 30, 2003.  On July 2, 2004, a single case containing 154 claims was filed against Detroit Stoker in Arkansas. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate from period to period. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought. In addition, the direct asbestos-related expenses of the Company and Detroit Stoker for defense and indemnity for the past five years were not material.

A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi beginning in 2002 and extended through mid-year 2003. This peak in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective at the end of 2002 and which resulted in a large number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform. The increase in pending claims during the first quarter of 2004 was due to the joinder of the Company and Detroit Stoker into 14 existing 2002 cases naming 1,194 new claimants.  As of June 30, 2004, all but 165 of the 19,988 claims pending in Mississippi were associated with cases filed before January 1, 2003.

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

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, the Company’s and Detroit Stoker’s limited claims history prior to 2002 and consultation with the asbestos and insurance consultants, the Company believes that ten years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable. As a result, the Company also believes that its ultimate net asbestos-related contingent liability (i.e. its indemnity or other claim disposition costs plus related legal fees less insurance recoveries) cannot be estimated with certainty.

Given the inherent uncertainty in making future projections, the Company plans to have the projections of current and future asbestos claims periodically re-examined, and the Company will update them if needed based on the experience of the Company and Detroit Stoker and other relevant factors such as changes in the tort system and the resolution of bankruptcies of various asbestos defendants.

Based on the assumptions employed by and the report prepared by the asbestos consultant and other variables, the Company recorded an undiscounted liability for its best estimate of bodily injury liabilities for asbestos-related matters in the amount of $31,852,000 as of December 31, 2002, including damages and defense costs.  The Company’s liability of $31,437,000 at June 30, 2004 continues to represent its best estimate of liabilities for asbestos-related matters.  The asbestos liability for the twelve months ended December 31, 2003 decreased by $257,000 to $31,595,000 and decreased by $158,000 to $31,437,000 for the six months ended June 30, 2004 due to the payment of claim-related expenses.

After considering the efforts of both consultants and based upon the facts as now known, including the reasonable possibility that claims will be received and paid over the next 50 year period, the Company believes that although asbestos claims could have a material adverse effect on the Company’s financial condition or results of operations in a particular reporting period, asbestos claims should not have a material adverse effect on the Company’s long term financial condition, liquidity or results of operations. No assurances can be given, however, as to the actual amount of the Company’s and Detroit Stoker’s liability for such present and future claims or insurance recoveries, and the differences from estimated amounts could be material.

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

In 1996, the Company entered into a consent decree with ADEQ. Pursuant to the consent decree, the Company is required to complete a Remedial Investigation/Feasibility Study (“RI/FS”), pay $125,000 for past response costs, pay quarterly Arizona oversight costs (averaging less than $10,000 annually) and pay $125,000 for future response costs plus a graduated percentage of the cleanup costs for the site if those costs are in excess of $10,000,000 but less than $40,000,000. The Company’s liability for future response costs under the consent decree is capped at $1,780,000 in addition to the $125,000 that the Company has already paid. In connection with the RI/FS, the Company has retained a consultant at an average annual cost of $200,000. The Remedial Investigation was submitted to ADEQ for approval on March 31, 2004.  The Company expects a decision from ADEQ regarding the Remedial Investigation in the third quarter of 2004.  Assuming ADEQ approval in that time frame, the Company expects to submit the Feasibility Study in October or November 2004. Management believes that it will reach closure with ADEQ on an acceptable basis to the Company following approval of the Feasibility Study.  No assurances can be given, however, as to the actual extent to which the Company may be determined to have further liability, if at all.

MICHIGAN DEPARTMENT OF NATURAL RESOURCES

Detroit Stoker was notified in March 1992 by the Michigan Department of Natural Resources (“MDNR”) that it is a potentially responsible party in connection with the cleanup of a former industrial landfill located in Port of Monroe, Michigan.  MDNR is treating the Port of Monroe landfill site as a contaminated facility within the meaning of the Michigan Environmental Response Act (“MERA”). Under MERA, if a release or potential release of a discarded hazardous substance is or may be injurious to the environment or to the public health, safety or welfare, MDNR is empowered to undertake or compel investigation and response activities in order to alleviate any contamination threat. Management believes Detroit Stoker would be considered a de minimis potentially responsible party and does not believe that the resolution of this matter will have a materially adverse effect on the Company’s financial condition or results of operations. Detroit Stoker intends to aggressively defend these claims. No assurances can be given, however, as to the actual extent to which Detroit Stoker may be determined to be liable, if at all.

PERFORMANCE GUARANTEES

In connection with certain of its contracts, the Company commits to certain performance guarantees. The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company’s results of operations, liquidity or financial position. The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of June 30, 2004. No assurances can be given, however, as to the Company’s liability if the Company’s partners or subcontractors are unable to perform their obligations.

DISCONTINUED TRANSPORTATION OPERATIONS

In connection with the discontinued transportation operations, AAI Corporation (“AAI”), a wholly-owned subsidiary of the Company, owns a 35% share of Electric Transit, Inc. (“ETI”). Skoda a.s. (“Skoda”), a Czech Republic company, owns the remaining 65% share of ETI. ETI’s one remaining production contract with the San Francisco Municipal Railway (“MUNI”) involves the design and manufacture of 273 electric trolley buses (ETBs). In executing its contract with MUNI, ETI has entered into subcontracts with AAI, certain Skoda operating affiliates and others. Both AAI and the Skoda operating affiliates have essentially completed their initial delivery requirements and are now subject to warranty requirements. At April 13, 2004, ETI had delivered all 273 ETB’s under ETI’s last remaining production contract.  ETI is completing a retrofit program that incorporates final design changes for many of the previously delivered buses. The Company understands that ETI’s retrofit program will be completed during 2004.

The ability of ETI to perform under its obligations is, in part, dependent on the performance of other parties, including AAI, the Skoda operating affiliates and other subcontractors. Thus, the ability to timely perform under the MUNI contract is, to a significant extent, outside of ETI’s control. Skoda’s operating affiliates have delivered products and services under their subcontracts with ETI through July 2004. Following the bankruptcy declaration by Skoda in 2001 in the Czech Republic, effective in 2002, the discontinued transportation operations of the Company began recording 100%, instead of 35%, of ETI’s losses. This was necessitated by the Company’s and AAI’s various indemnity obligations described in detail below, which exceed the amount of the losses recorded. The additional losses recorded by the Company for Skoda’s 65% share of ETI’s losses totaled $16,171,000 during 2003 and $215,000 during the first six months of 2004. Since January 1, 2002, AAI has recorded $33,650,000 of losses related to ETI that represent Skoda’s 65% share.

Although AAI has essentially completed its subcontract with ETI on the MUNI program, it has continued to support ETI as a provider of secunded services to allow ETI to satisfy its remaining commitments to MUNI. The apparent inability of Skoda to fund its obligations to ETI under the shareholders’ agreement, coupled with the additional losses expected to be incurred by ETI, caused the Company to reassess its continued support of ETI while ETI pursued opportunities to mitigate the cost growth of the MUNI program.

As of April 22, 2004, ETI and MUNI finalized an agreement, under which MUNI relieved ETI of its warranty, performance and related bonding obligations, as well as other obligations under its electric trolley bus contract with MUNI, except for the performance of a defined scope of work related to modifications of electric trolley bus hardware. AAI had previously agreed to indemnify the surety under ETI’s bonding obligations described below and, as a result of ETI’s agreement, AAI’s further indemnification obligations were cancelled. In a related action, AAI also finalized in April 2004 a guaranty agreement with MUNI that assures performance of specific obligations of ETI arising under its agreement, required a $500,000 cash payment to MUNI and provided other consideration, in exchange for a release from AAI’s subcontractor warranty and all further obligations under AAI’s subcontract with ETI.  The Company believes that its obligations related to these agreements have been adequately provided for within existing loss reserves. No assurances can be given, however, as to the actual amount of the Company’s liability to exit the discontinued transportation operations.

As noted above, the Company and AAI had agreed to certain indemnification obligations related to surety bonds required by the MUNI customer.

The first of these surety bond indemnification obligations was associated with advance payments received by ETI that related to the MUNI contract. In January 2003, this advance payment bond was reduced from $22,000,000 to $9,100,000 and reduced again in August of 2003 to $1,350,000. In February 2004, MUNI released this bond in its entirety.

In addition, there was a surety bond that guaranteed ETI’s performance under the MUNI contract. AAI had agreed to indemnify the surety, if necessary, for up to approximately $14,800,000 (or 35% of the original bond amount). Pursuant to the agreements discussed above, AAI’s indemnification obligation has been cancelled.

Finally, there is a surety bond that guarantees payment to subcontractors and vendors for labor and materials provided to ETI under the MUNI contract, for which AAI has also agreed to indemnify the surety, if necessary, for approximately $14,800,000 (again, 35% of the original bond amount). During the fourth quarter of 2003, it became apparent that ETI would be unable to pay AAI amounts due on its subcontract and secunded services receivable. At June 30, 2004, the Company believes it has adequately provided for the uncollectibility of these receivables. As a result of the non-payment of the receivables, AAI filed a claim with the surety of the labor and materials bond seeking recovery to the full extent of the bond. Because the Company and AAI have indemnification obligations of approximately $14,800,000 under this bond, the maximum potential recovery under the bond is approximately $32,100,000.  Because the claim is still pending, the Company cannot at this time estimate the amount of such a recovery, if any, or when it may be received. Consequently, the Company has not recorded a receivable with respect to this surety claim.

On July 26, 2002, the Company sold two transportation overhaul contracts with the New Jersey Transit Corporation and Maryland Transit Administration, and related assets and liabilities, to ALSTOM Transportation, Inc. (“ALSTOM”). The Company agreed to indemnify ALSTOM against certain breaches by AAI of representations and covenants pursuant to the Master Agreement (“the ALSTOM Agreement”).  The ALSTOM Agreement provided that certain of such indemnity claims are subject to a requirement that notice of the claim be given within nine months of the closing and to a maximum exposure of $4,250,000.

On March 3, June 5 and November 5, 2003, and on January 15, 2004, ALSTOM raised indemnification matters regarding the ALSTOM Agreement totaling approximately $8,500,000 to the Company to be discussed by ALSTOM’s and the Company’s respective managements.  These indemnification matters are alleged not to be subject to the nine-month post-closing notice requirement or the $4,250,000 cap discussed above.   Both ALSTOM and the Company have retained outside counsel.  ALSTOM’s counsel has agreed to submit a reorganized statement of claim, together with underlying documentation, shortly.  Until the Company receives the reorganized material, it is unable to determine whether the Company may have any liability with respect thereto, and if so, to what extent. AAI is also evaluating its counterclaims against ALSTOM. If the respective senior management representatives should fail to resolve the issues informally, the ALSTOM Agreement requires the parties to submit to mediation and, should that fail to resolve the issues, then binding arbitration in lieu of litigation.

Note K - Dividends

On May 5, 2004, the Company announced that its Board of Directors declared a dividend of $0.10 per share.

Note L - Preferred Stock

At the Company’s Annual Meeting of Shareholders held on June 10, 2004 (the “2004 Annual Meeting”), the shareholders voted to approve an amendment to the Company’s Restated Certificate of Incorporation to create an authorized class of 1,000,000 shares of preferred stock.  The preferred stock is available for future issuance in series and with such voting rights, designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as the Board of Directors may determine for each series issued from time to time.

See “Submission of Matters to a Vote of Security Holders” in Part II - Item 4 of this Quarterly Report on Form 10-Q for a discussion of all of the matters submitted to a vote of shareholders at the 2004 Annual Meeting.

Note M - Repurchases of Equity Securities

In November 2003, the Board of Directors of the Company authorized the repurchase of up to $10,000,000 of the Company’s common stock.  On January 27, 2004, the purchases under this plan were effectively completed with approximately $1,000 remaining available under the authorization.  At that date, the Company had repurchased 576,100 shares for an aggregate amount of $9,999,000, or $17.36 per share.  On March 10, 2004, the Company’s Board of Directors extended the plan for one additional year and authorized the repurchase of up to an additional $10,000,000 of common stock pursuant to this plan.  The exact number of shares to be repurchased will depend on market conditions.  During the second quarter of 2004, 168,400 shares were purchased under the additional authorization for an aggregate amount of $3,345,388, or $19.87 per share.  For the six months ended June 30, 2004, 341,600 shares have been repurchased under the additional authorization for an aggregate amount of $6,523,106, or $19.10 per share.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2004 – April 30, 2004	89,200	$19.79	89,200	$5,058,615
May 1, 2004 – May 31, 2004	79,200	$19.96	79,200	$3,478,076
June 1, 2004 – June 30, 2004	—	—	—	$3,478,076
Total	168,400	$19.87	168,400	$3,478,076

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements which include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards.  These forward-looking statements are subject to risks and uncertainties, which could cause the Company’s actual results or performance to differ materially from those expressed or implied in such statements.  These risks and uncertainties include, but are not limited to, the following: the Company’s successful execution of internal performance plans; performance issues with key suppliers, subcontractors and business partners; the ability to negotiate financing arrangements with lenders; outcome of current and future litigation; the accuracy of the Company’s analysis of its potential asbestos related exposure and insurance coverage; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development, commercialization and technological difficulties; capacity and supply constraints or difficulties; legislative or regulatory actions impacting the Company’s Defense segment, Energy segment or discontinued transportation operations; changing priorities or reductions in the U.S. Government defense budget; contract continuation and future contract awards; and U.S. and international military budget constraints and determinations.  The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.  See “Risk Factors” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for important factors that could cause the Company’s actual results to differ materially from those suggested by the forward-looking statements contained in this report.

Results of Operations

The continuing operations of the Company are grouped into two business segments: Defense and Energy.  The following information primarily relates to the continuing operations of the Company and its consolidated subsidiaries.  The transportation business is reflected as a discontinued operation in the Company’s Consolidated Condensed Financial Statements as of and for the three month and six month periods ended June 30, 2004 and 2003.

The following information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the discussion included in its Annual Report on Form 10-K for the year ended December 31, 2003.

Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2004	2003	2004	2003

Defense	$101,561	$78,415	$176,367	$143,890
Energy	7,999	7,622	14,841	14,589

Total	$109,560	$86,037	$191,208	$158,479

The Company’s consolidated net sales of $109,560,000 for the three months ended June 30, 2004 increased by $23,523,000, or 27.3%, compared to consolidated net sales of $86,037,000 for the corresponding period in the prior year.  The increase in consolidated net sales for the second quarter of 2004 is primarily due to higher sales in the Defense segment.  Sales in the Defense segment increased $23,146,000, or 29.5%, in the second quarter of 2004 compared to the same period in 2003 primarily due to higher volume, including approximately $13,242,000 higher revenues generated as the result of a higher level of logistical support for Shadow 200 Tactical Unmanned Aerial Vehicle (“TUAV”) systems deployed in Operation Iraqi Freedom, and approximately $4,200,000 higher volume from its C-17 maintenance trainer program.  In addition, approximately $900,000 of award fee revenue and income was recorded in the second quarter of 2004 related to the Company’s C-17 maintenance trainer program compared to no such revenue and income in the same period in 2003.  Beginning in 2004, the Company is accruing anticipated award fees for this program now that historical performance has provided a reasonable basis to estimate future revenue and income.  Prior to 2004, the Company recorded such revenue and income for its C-17 program upon notification of the award evaluation.  These awards were generally recognized at the end of the contractual award fee period which primarily coincided with the Company’s third or fourth quarter.

The Company’s consolidated net sales of $191,208,000 for the six months ended June 30, 2004 increased by $32,729,000, or 20.7%, compared to consolidated net sales of $158,479,000 for the corresponding period in the prior year.  The increase in consolidated net sales for the six months ended June 30, 2004 is primarily due to higher sales in the Defense segment.  Sales in the Defense segment increased $32,477,000, or 22.6%, in the first six months of 2004 compared to the same period in 2003 primarily due to higher volume for the Company’s Unmanned Aerial Vehicle (“UAV”) programs, including approximately $17,430,000 higher revenues generated as the result of a higher level of logistical support for Shadow 200 TUAV systems deployed in Operation Iraqi Freedom, and approximately $7,400,000 higher sales volume from its C-17 maintenance trainer program.  Additionally, in the first six months of 2004, the Company recorded approximately $2,500,000 of award fee revenue and income related to its C-17 maintenance trainer program, including $1,600,000 related to performance under contracts whereby performance targets can now be reliably predicted, $400,000 related to prior year performance, and $400,000 related to a new contract for which performance targets could not be reliably predicted, but notification of award evaluation was received in the second quarter of 2004.  As discussed above, the Company did not record any such award fee revenue or income from its C-17 maintenance trainer program for the six months ended June 30, 2003.

Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2004	2003	2004	2003

Defense	$23,998	$14,510	$37,987	$25,706
Energy	3,051	2,995	5,713	5,845

Total	$27,049	$17,505	$43,700	$31,551

The Company’s gross profit for the three months ended June 30, 2004 of $27,049,000 was $9,544,000, or 54.5%, higher than the corresponding period in the prior year, including higher gross profit of $9,488,000 and $56,000 for the Defense segment and Energy segment, respectively.  The increase in gross profit for the Defense segment was generally due to the recognition of a cumulative adjustment that resulted from the favorable resolution of technical risks and production efficiencies experienced on a certain Defense contract that contributed approximately $4,400,000 of additional profit, as well as higher sales volume on UAV and C-17 maintenance trainer programs.  In addition, as discussed in “Net Sales” above, the Company recorded approximately $900,000 of award fee income related to its C-17 maintenance trainer program in the second quarter of 2004 compared to no such income during the like period in 2003.  The favorable impact of these items was partially offset by an additional $1,200,000 loss in the second quarter of 2004 related to a particular fixed price development Defense segment contract that is now nearing completion. The Company recorded a $900,000 loss related to this contract during the second quarter of 2003.  Pension expense included in cost of sales in the Defense segment was $1,334,000 and $1,635,000 in the second quarter of 2004 and 2003, respectively.

The Company’s gross profit for the six months ended June 30, 2004 of $43,700,000 was $12,149,000, or 38.5%, higher than the corresponding period in the prior year, including $12,281,000 higher gross profit in the Defense segment partially offset by $132,000 lower gross profit in the Energy segment.  The increase in gross profit for the Defense segment was primarily attributable to higher sales volume on UAV and C-17 maintenance trainer programs, and to the recognition of a cumulative adjustment that resulted from the favorable resolution of technical risks and production efficiencies experienced on a certain Defense contract that contributed approximately $4,400,000 of additional profit.  In addition, as discussed in “Net Sales” above, the Company recorded approximately $2,500,000 of award fee income related to its C-17 maintenance trainer program in the first six months of 2004 compared to no such income during the like period in 2003.  The favorable impact of these items was partially offset by an additional $1,200,000 loss in the first six months of 2004 related to a particular fixed price development Defense segment contract that is now nearing completion. The Company recorded a $900,000 loss related to this contract during the corresponding period of 2003.  Pension expense included in cost of sales in the Defense segment was $2,669,000 and $3,230,000 in the first six months of 2004 and 2003, respectively.

Selling and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2004	2003	2004	2003

Defense	$9,355	$8,683	$17,017	$18,111
Energy	1,639	1,824	3,554	3,738
Other	80	94	—	3

Total	$11,074	$10,601	$20,571	$21,852

Selling and administrative expenses in the second quarter of 2004 increased by $473,000, or 4.5%, to $11,074,000 from $10,601,000 in the second quarter of 2003 primarily due to an increase in expenses in the Defense segment.  Selling and administrative expenses in the Defense segment increased by $672,000, or 7.7%, to $9,355,000 in the second quarter of 2004 from $8,683,000 in the second quarter of 2003 primarily due to the timing of research and development, and bid and proposal costs.

Selling and administrative expenses in the six months ended June 30, 2004 decreased $1,281,000, or 5.9%, to $20,571,000 from $21,852,000 in the first half of 2003 primarily due to a decrease in expenses in the Defense segment.  Selling and administrative expenses in the Defense segment in the first half of 2004 decreased $1,094,000, or 6.0%, to $17,017,000 from $18,111,000 in the six months ended June 30, 2003.  During the first six months of 2003, a significant amount of research and development, and bid and proposal costs were incurred in pursuit of a significant proposal opportunity, whereas in the first six months of 2004 certain proposal opportunities were delayed and are now expected to result in a shift of research and development, and bid and proposal costs to the second half of 2004.

Income from Continuing Operations before Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2004	2003	2004	2003

Defense	$14,536	$6,117	$21,215	$8,307
Energy	1,464	805	2,273	1,556
Other	(48)	(436)	(293)	(864)

Total	$15,952	$6,486	$23,195	$8,999

Income from continuing operations before income taxes increased $9,466,000, or 145.9%, in the second quarter of 2004 compared to the same period last year.  The increase is primarily attributable to the higher gross profit, as discussed in “Gross Profit” above.  In the second quarter of 2004, pension plan expense decreased $604,000 to $896,000.  The Company expensed asbestos-related consulting and professional fees of $425,000 in the second quarter of 2003 and none in the second quarter of 2004.

Income before income taxes from continuing operations increased $14,196,000, or 157.8%, in the six months ended June 30, 2004 compared to the same period last year.  The increase is primarily attributable to higher Defense segment gross profit, as discussed in “Gross Profit” above, and the reduction in selling and administrative expenses, discussed in “Selling and Administrative Expenses” above.  In the first six months of 2004, pension plan expense decreased $853,000 to $2,106,000.  The Company expensed asbestos-related consulting and professional fees of $667,000 in the six months ended June 30, 2003 and none in the corresponding period of 2004.

Funded Backlog

(Dollars in thousands)	June 30, 2004	December 31, 2003

Defense	$297,573	$318,307
Energy	6,960	4,880

Total	$304,533	$323,187

Since December 31, 2003, the funded backlog, which are orders placed for which funds have been appropriated or purchase orders received, related to continuing operations decreased $18,654,000 or 5.8%.  The Defense segment’s funded backlog was $297,573,000 at June 30, 2004 compared to $318,307,000 at December 31, 2003.  The decrease was generally due to the timing of certain contract awards.  The Energy segment’s funded backlog was $6,960,000 at June 30, 2004 compared to $4,880,000 at December 31, 2003.

Discontinued Transportation Operations

There were no sales in the discontinued transportation operations during the three months and six months ended June 30, 2004 as AAI has essentially completed its subcontract with Electric Transit Inc. (“ETI”), a 35% owned affiliate of AAI Corporation (“AAI”), a wholly-owned subsidiary of the Company.  Skoda a.s. (“Skoda”), a bankrupt Czech Republic company, owns the remaining 65%.  Sales were $4,661,000 and $8,143,000 for the three months and six months ended June 30, 2003, respectively.  At April 13, 2004, ETI delivered all of the 273 electric trolley buses to the San Francisco Municipal Railway (“MUNI”) under ETI’s last remaining production contract. The loss before income taxes decreased by $1,687,000 to $292,000 in the second quarter of 2004 compared to the second quarter of 2003, and decreased by $2,454,000 to $1,023,000 in the six months ended June 30, 2004 compared to the same period in 2003.  The decrease in loss before taxes is primarily due to lower shutdown costs as the result of reduced activities.

The Company recorded provisions for losses by ETI for the three months and six months ended June 30, 2004 of $150,000 and $330,000, respectively.  These loss provisions represent 100% of the losses incurred by ETI, which are primarily related to ETI’s general and administrative expenses incurred during 2004, as it is unlikely that Skoda will have the financial capability to fund its 65% share of such losses.

As of April 22, 2004, ETI and MUNI finalized an agreement, under which MUNI relieved ETI of its warranty, performance and related bonding obligations, as well as other obligations under its electric trolley bus contract with MUNI, except for the performance of a defined scope of work related to modifications of electric trolley bus hardware. AAI had previously agreed to indemnify the surety under ETI’s bonding obligations and, as a result of ETI’s agreement, AAI’s further indemnification obligations were cancelled. In a related action, AAI also finalized in April 2004 a guaranty agreement with MUNI that assures performance of specific obligations of ETI arising under its agreement, required a $500,000 cash payment to MUNI and provided other consideration, in exchange for a release from AAI’s subcontractor warranty and all further obligations under AAI’s subcontract with ETI.  The Company believes that its obligations related to these agreements have been adequately provided for within existing loss reserves.  No assurances can be given, however, as to the actual amount of the Company’s liability to exit the discontinued operations.

Liquidity and Capital Resources

Cash and cash equivalents increased $674,000 to $24,812,000 at June 30, 2004 from $24,138,000 at December 31, 2003.  Net cash provided by operating activities of the Company’s continuing operations was $15,608,000 in the first six months of 2004.  Net cash used in operating activities by the discontinued operations was $1,219,000 in the first six months of 2004, which included overdue payments received for services provided to ETI.  Net cash used in investing activities by the continuing operations was $3,482,000 for purchases of property and equipment.  Net cash used in financing activities for the six months ended June 30, 2004 was $10,233,000, which included $10,486,000 for the repurchase of the Company’s common stock under its previously announced repurchase programs and $2,609,000 for the payment of dividends, partially offset by cash receipts of $2,862,000 from the exercise of stock options.  Changes in operating assets and liabilities of the Company’s continuing operations used cash of $4,786,000 during the six months ended June 30, 2004, including an increase in inventory of $14,001,000 due to higher production levels, an increase in accounts receivable of $7,260,000, an increase in prepaid and other current assets of $1,776,000, and a net decrease in long-term liabilities and other assets - net of $101,000, partially offset by increases in accounts payable of $8,016,000, other current liabilities of $5,287,000, income taxes of $2,854,000, employee compensation accruals of $1,520,000, and customer advances of $675,000.

The Company does not anticipate having to contribute cash to the UIC Retirement Pension Plan during 2004.  However, it plans to contribute $259,000 to the union plan in the Energy segment.

The Company currently has no significant fixed commitment for capital expenditures.  However, the Company expects to acquire about $6,600,000 in capital assets and incur $1,700,000 of other costs over the next four years related to the implementation of a new enterprise resource planning information system, of which about $1,600,000 is anticipated to be spent in 2004.  The cash required to completely exit the discontinued transportation operations subsequent to June 30, 2004, including AAI’s agreements with MUNI, is expected to be approximately $12,000,000 through 2008 of which $6,000,000 is expected to be expended during the last two quarters of 2004.  No assurances can be given, however, as to the actual amount of the Company’s liability to exit the discontinued transportation operations.

In November 2003, the Board of Directors of the Company authorized the repurchase of up to $10,000,000 of the Company’s common stock.  On January 27, 2004, the purchases under this plan were effectively completed with approximately $1,000 remaining available under the authorization.  On March 10, 2004, the Company’s Board of Directors extended the plan for one additional year and authorized the repurchase of up to an additional $10,000,000 of common stock pursuant to this plan.  The exact number of shares to be repurchased will depend on market conditions.  During the first six months of 2004, the Company repurchased 560,100 shares of common stock for an aggregate amount of $10,486,000, or $18.72 per share.

On June 28, 2001, the Company and certain of its subsidiaries entered into a Loan and Security Agreement (the “Credit Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation).  The Credit Agreement had an original term of three years and provides for letters of credit and cash borrowings, subject to a borrowing base.  The Credit Agreement provides for up to $25,000,000 of credit advances, with a sub limit of $10,000,000 for cash borrowings.  Credit advances may increase to $32,000,000 provided that amounts in excess of $25,000,000 are cash-collateralized.  At June 30, 2004, there were no cash borrowings under the Credit Agreement.  The letter of credit obligations outstanding at June 30, 2004 under the Credit Agreement were $6,675,000.  During 2003, amendments to the Credit Agreement were entered into whereby, among other things, the financial covenants were modified, the amount of the Company’s common stock that may be repurchased during the term of the Credit Agreement was increased from $5,000,000 to $20,000,000, and a borrowing base reserve of $6,000,000 on the total credit facility was instituted, with a $3,000,000 reserve being applied to the $10,000,000 cash sub limit.  The covenants that the Company agreed to included a minimum ratio of total liabilities to tangible net worth, a limitation to the pre-tax losses of the discontinued transportation operations and a minimum amount of tangible net worth.  On May 18, 2004, the Credit Agreement was further amended to, among other things, extend its original term from a June 28, 2004 maturity date to March 31, 2005, eliminate the borrowing base reserve, modify certain of the existing financial covenants, and establish a new covenant to not permit the net cash payments relating to the Transportation Division to exceed $11,500,000 for the year ending December 31, 2004 and $6,000,000 for the year ending December 31, 2005.  Management believes that the extension of the Credit Agreement positions the Company to explore longer-term financing arrangements and that the Company will be successful it its ability to negotiate a new financing arrangement with Bank of America Business Capital or another party.

Detroit Stoker also has a $2,000,000 line of credit with a bank that may be used for cash borrowings or letters of credit.  The term of this financing arrangement, previously set to expire on July 1, 2004, was extended for one year and expires on July 1, 2005.  At June 30, 2004, Detroit Stoker had no cash borrowings and $840,000 of letters of credit outstanding.

Based on the existing Credit Agreement and current initiatives and operations, the Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements for the next twelve months.

On April 15, 2004, the Company entered into a contract to sell approximately 26 acres of undeveloped property adjacent to its Hunt Valley, Maryland facility for $8,000,000. Closing is expected to occur no later than January 14, 2005.  However, the Company can elect to accelerate the close. By contract, the Company has received a non-refundable $150,000 deposit. No assurances can be given, however, as to whether the contract will be closed or the timing of the sale.

In accordance with its previously disclosed strategic initiatives, the Company is exploring the sale of non-core assets, seeking to maximize efficiency, evaluating a recapitalization, and considering select acquisitions to grow its core defense businesses.  Accordingly, in October 2003 the Company engaged Imperial Capital LLC to assist the Company in a potential sale of the Detroit Stoker energy segment.  No assurances can be given regarding whether Detroit Stoker will be sold nor the timing or proceeds from any such sale.

Contingent Matters

Off-Balance Sheet Arrangements

In connection with certain of its contracts, the Company commits to certain performance guarantees.  The ability of the Company to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company’s results of operations, liquidity or financial position.  The Company monitors the progress of its partners and subcontractors and does not believe that their performance will adversely affect these contracts as of June 30, 2004.  No assurances can be given, however, as to the Company’s liability if the Company’s partners or subcontractors are unable to perform their obligations.

Other Contingent Matters

The Company is involved in various lawsuits and claims, including asbestos-related litigation and one environmental matter.  There have been no material changes in litigation since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2003.  For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and to Note J to the financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas.  Actual results could differ from these estimates.

There have been no revisions to the Critical Accounting Policies as filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Developments

See Note H to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting developments.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

A portion of the Company’s operations consists of manufacturing and sales activities in foreign jurisdictions, and some of these transactions are denominated in foreign currencies.  As a result, the Company’s financial results could be affected by changes in foreign exchange rates.  To mitigate the effect of changes in these rates, the Company has entered into foreign exchange contracts.  There has been no material change in the firmly committed sales exposures and related derivative contracts from December 31, 2003 (see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Item 4. - Controls and Procedures

(a) The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2004.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

Reference is made to the information contained in the section entitled “Contingent Matters” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth above and to Note J to the Consolidated Condensed Financial Statements included herein, which information is incorporated herein by reference.

Item 2. - Changes in Securities and Use of Proceeds

For information regarding the Company’s purchases of its equity securities, please reference Note M to the Consolidated Condensed Financial Statements included herein, which information is incorporated herein by reference.

For information regarding the shareholders’ approval of an amendment to the Company’s Restated Certificate of Incorporation to create an authorized class of 1,000,000 shares of preferred stock, please reference Note L to the Consolidated Condensed Financial Statements included herein, which information is incorporated herein by reference.

Item 4. - Submission of Matters to a Vote of Security Holders

(a)  The Company held its 2004 Annual Meeting of Shareholders on June 10, 2004.  The meeting was adjourned until June 17, 2004 with respect to one proposal, at which time the meeting was reconvened and concluded.

(b)  Warren G. Lichtenstein and General Richard I. Neal (USMC, Retired) were elected as directors of the Company at the meeting for terms ending at the annual meeting of shareholders in 2005.  The other directors continuing in office after the meeting are Thomas A. Corcoran, Richard R. Erkeneff, Glen M. Kassan and Robert F. Mehmel.

(c)  The following matters were voted upon at the meeting:

(i)

The first item considered at the meeting on June 10, 2004 was a proposal to amend the Company’s Restated Certificate of Incorporation (the “Charter”) to declassify the Board of Directors so that all directors are elected annually, which was approved with 12,280,116 shares voted in favor of such proposal, 151,325 shares voted against such proposal, holders of 30,783 shares abstaining and no broker non-votes.

(ii)

The second item considered was a proposal to amend the Company’s Bylaws to allow the Board of Directors to fix the number of directors by resolution, which was approved with 12,146,952 shares voted in favor of such proposal, 269,924 shares voted against such proposal, holders of 45,347 shares abstaining and no broker non-votes.

(iii)

The third item considered was a proposal to adjourn the meeting until June 17, 2004 at 5:00 p.m. at the Company’s offices at 124 Industry Lane, Hunt Valley, Maryland, with respect to a proposal to amend the Charter to eliminate Article Twelfth thereof relating to certain transactions with certain related persons.  This proposal was approved with 10,089,464 shares voted in favor of such proposal, 364,267 shares voted against such proposal, and holders of 76,179 shares abstaining and 1,932,009 broker non-votes.

(iv)

The fourth item considered was a proposal to amend the Charter to change the name of the Company to AAI Corporation at such time as the Board of Directors determines to do so, which was approved with 12,235,500 shares voted in favor of such proposal, 165,978 shares voted against such proposal, and holders of 60,745 shares abstaining and no broker non-votes.

(v)

The fifth item considered was a proposal to amend the Charter to create an authorized class of 1,000,000 shares of preferred stock, which was approved with 7,869,859 shares voted in favor of such proposal, 2,601,692 shares voted against such proposal, holders of 58,359 shares abstaining and 1,932,009 broker non-votes.

(vi)

The sixth item considered was a proposal to amend the Charter to eliminate cumulative voting in the election of directors, which was approved with 7,384,825 shares voted in favor of such proposal, 3,089,803 shares voted against such proposal, holders of 55,283 shares abstaining and 1,932,009 broker non-votes.

(vii)

The seventh item considered was a proposal to adopt the Company’s 2004 Stock Option Plan, which was approved with 9,256,204 shares voted in favor of such proposal, 1,190,819 shares voted against such proposal, holders of 82,887 shares abstaining and 1,932,009 broker non-votes.

(viii)	The eighth item considered was the election of two directors of the Company to serve until the 2005 annual meeting of shareholders, and the results of such voting was as follows:

Nominees	Votes For	Withheld

Warren G. Lichtenstein	11,930,436	531,483
General Richard I. Neal	11,980,304	481,615

(ix)

The ninth item considered was a proposal to ratify KPMG LLP as the Company’s independent auditors for 2004, which was approved with 11,937,504 shares voted in favor of such proposal, 486,145 shares voted against such proposal, holders of 38,575 shares abstaining and no broker non-votes.

After this item the meeting was adjourned until June 17, 2004 in accordance with the third item above.

On June 17, 2004 the meeting was reconvened and the shareholders considered the final item of business, a proposal to amend the Charter to eliminate Article Twelfth thereof relating to certain transactions with certain related persons, which was approved with 10,458,311 shares voted in favor of such proposal, 394,545 shares voted against such proposal, holders of 86,083 shares abstaining and no broker non-votes.

Item 6. - Exhibits and Reports on Form 8-K

(a)	Exhibits:

	3.1	Restated Certificate of Incorporation of United Industrial Corporation.

	3.2	Bylaws of United Industrial Corporation.

	10.1	Eighth Amendment dated as of May 18, 2004 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement.

	31.1	Rule 13a - 14(a) Certification of Chief Executive Officer of the Company.

	31.2	Rule 13a - 14(a) Certification of Chief Financial Officer of the Company.

	32.1	Section 1350 Certification of the Chief Executive Officer of the Company.

	32.2	Section 1350 Certification of the Chief Financial Officer of the Company.

(b)	Reports on Form 8-K:

The Company filed a current report on Form 8-K dated April 5, 2004 to announce that the Audit Committee of the Company’s Board of Directors decided to change independent accountants from Ernst & Young to KPMG LLP.

The Company filed a current report on Form 8-K dated May 7, 2004 containing its press release announcing its financial results for the first quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INDUSTRIAL CORPORATION

	By:	/s/ JAMES H. PERRY
Date: August 6, 2004
James H. Perry Chief Financial Officer, Vice President and Treasurer (as duly authorized officer and principal accounting officer)

INDEX OF EXHIBITS FILED HEREWITH

Exhibit No.

3.1	Restated Certificate of Incorporation of United Industrial Corporation.

3.2	Bylaws of United Industrial Corporation.

10.1	Eighth Amendment dated as of May 18, 2004 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement.

31.1	Rule 13a - 14(a) Certification of the Chief Executive Officer of the Company.

31.2	Rule 13a - 14(a) Certification of the Chief Financial Officer of the Company.

32.1	Section 1350 Certification of the Chief Executive Officer of the Company.

32.2	Section 1350 Certification of the Chief Financial Officer of the Company.