Form 10-Q
period 2004-09-30
UNITED INDUSTRIAL CORP /DE/
filed 2004-11-09
CIK 101271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

(410) 628-3500

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  12,186,851 shares of common stock as of November 1, 2004.

UNITED INDUSTRIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)	September 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$102,501	$24,138
Trade receivables	55,411	33,377
Inventories	36,469	16,968
Prepaid expenses and other current assets	4,782	2,660
Deferred income taxes	5,401	6,757
Assets of discontinued operations	4,260	5,089

Total Current Assets	208,824	88,989
Deferred income taxes	12,806	10,886
Other assets	12,508	7,710
Insurance receivable - asbestos litigation	20,236	20,317
Property and equipment - less accumulated depreciation (2004-$86,709; 2003-$89,372)	23,664	22,216

	$278,038	$150,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$923	$—
Accounts payable	15,461	10,117
Accrued employee compensation and taxes	15,135	11,920
Federal income taxes payable	3,551	—
Other current liabilities	16,130	9,787
Liabilities of discontinued operations	11,620	15,561

Total Current Liabilities	62,820	47,385
Long-term debt	122,160	—
Postretirement benefits other than pension and other long-term liabilities	23,550	23,436
Minimum pension liability	10,125	6,755
Reserve for asbestos litigation	31,334	31,595
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $1.00 per share; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, par value $1.00 per share; authorized 30,000,000 shares; outstanding 12,166,651 and 13,267,218 shares at September 30, 2004 and December 31, 2003, respectively (net of shares in treasury)	14,374	14,374
Additional capital	83,833	88,125
Retained deficit	(245)	(22,095)
Treasury stock, at cost; 2,207,497 and 1,106,930 shares at September 30, 2004 and December 31, 2003, respectively	(42,428)	(11,345)
Accumulated other comprehensive loss, net of tax	(27,485)	(28,112)

Total Shareholders’ Equity	28,049	40,947

	$278,038	$150,118

See Notes to Consolidated Condensed Financial Statements.

UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Unaudited)
Net sales	$98,719	$69,273	$289,927	$227,752
Cost of sales	75,066	53,733	222,364	180,661

Gross profit	23,653	15,540	67,563	47,091
Selling and administrative expenses	11,540	11,164	32,111	33,016
Asbestos litigation expense	—	—	—	667
Other operating expenses - net	87	90	273	251

Total operating income	12,026	4,286	35,179	13,157

Non-operating income and (expense):
Interest income	151	44	281	84
Interest expense	(254)	(16)	(280)	(40)
Income from equity investment in joint venture	15	45	75	54
Other income - net	72	32	160	135

	(16)	105	236	233

Income from continuing operations before income taxes	12,010	4,391	35,415	13,390
Provision for income taxes	4,266	1,590	12,626	4,757

Income from continuing operations	7,744	2,801	22,789	8,633
Loss from discontinued operations - net of income tax benefit of $147 and $9,015 for the three months and $505 and $10,232 for the nine months ended September 30, 2004 and 2003, respectively	(274)	(16,751)	(939)	(19,011)

Net income (loss)	$7,470	$(13,950)	$21,850	$(10,378)

Basic earnings per share:
Income from continuing operations	$0.60	$0.21	$1.76	$0.66
Loss from discontinued operations	(0.02)	(1.26)	(0.07)	(1.44)

Net income (loss)	$0.58	$(1.05)	$1.69	$(0.79)

Diluted earnings per share:
Income from continuing operations	$0.58	$0.21	$1.71	$0.63
Loss from discontinued operations	(0.02)	(1.23)	(0.07)	(1.39)

Net income (loss)	$0.56	$(1.03)	$1.64	$(0.76)

See Notes to Consolidated Condensed Financial Statements.

UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended September 30,

	2004	2003

	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$21,850	$(10,378)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of income tax benefit	939	19,011
Depreciation and amortization	4,149	3,906
Pension expense	3,318	4,438
New York office closure costs	—	492
Income tax refund	—	16,822
Deferred income taxes	407	(1,133)
Income from equity investment in joint venture	(75)	(54)
Changes in operating assets and liabilities:
Increase in trade receivables	(22,030)	(11,584)
(Increase) decrease in inventories	(19,501)	4,807
Increase in prepaid expenses and other current assets	(754)	(814)
Increase (decrease) in customer advances	3,897	(572)
Increase in accounts payable, accruals and other current liabilities	13,204	3,206
Decrease (increase) in other assets - net	138	(268)
Decrease in long-term liabilities	(625)	(538)

Net cash provided by continuing operations	4,917	27,341
Net cash used in discontinued operations	(4,051)	(13,098)

Net cash provided by operating activities	866	14,243

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,864)	(4,213)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	120,000	—
Debt issuance fees paid	(3,600)	—
Repayment of long-term debt	(668)	—
Proceeds from exercise of stock options	3,352	2,663
Dividends paid	(3,881)	(3,955)
Purchase of treasury shares	(34,842)	—

Net cash provided by (used in) financing activities	80,361	(1,292)

Increase in cash and cash equivalents	78,363	8,738
Cash and cash equivalents at beginning of year	24,138	3,635

Cash and cash equivalents at end of period	$102,501	$12,373

See Notes to Consolidated Condensed Financial Statements.

UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited Consolidated Condensed Financial Statements of United Industrial Corporation (“United Industrial”) and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Effective July 1, 2004, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. FAS 106-2”).  As a result of adopting FSP No. FAS 106-2, the Company will now include the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act of 2003”) in its measurement of net periodic postretirement benefit cost and accumulated postretirement benefit obligation (“APBO”) for 2004, using the retroactive application method.  Under that method, net periodic postretirement benefit cost for periods subsequent to December 31, 2003 must include the effects of the Medicare Act of 2003, and financial statements issued in 2004 prior to the effective date of FSP No. FAS 106-2 must be restated to reflect the effects of the Medicare Act of 2003.  The effect of recording the benefits provided by the Medicare Act of 2003 on the first quarter of 2004 was to increase income from continuing operations by $105,000, or $0.01 per diluted share, to $4,722,000, or $0.35 per diluted share, and net income to $4,247,000, or $0.32 per diluted share.  The effect on the second quarter of 2004 was to increase income from continuing operations by $105,000, or $0.01 per diluted share, to $10,323,000, or $0.78 per diluted share, and net income to $10,133,000, or $0.77 per diluted share.

Certain prior year balances have been reclassified to conform to the current year presentation.

Note B - Segment Information - Continuing Operations

The Company has two reportable segments: Defense and Energy.  Costs not identified with either of the two segments are grouped under the heading Other.  The Company’s transportation operations are accounted for as a discontinued operation in the accompanying Consolidated Condensed Financial Statements.

(Dollars in thousands)	Defense	Energy	Other	Totals

Three Months Ended September 30, 2004
Net sales	$90,143	$8,576	$—	$98,719
Gross profit	20,353	3,300	—	23,653
Income from equity investment in joint venture	15	—	—	15
Interest income (expense) - net	49	5	(157)	(103)
Depreciation and amortization expense	1,299	88	—	1,387
Income (loss) before income taxes	10,552	1,590	(132)	12,010

Nine Months Ended September 30, 2004
Net sales	$266,510	$23,417	$—	$289,927
Gross profit	58,550	9,013	—	67,563
Income from equity investment in joint venture	75	—	—	75
Interest income (expense) - net	482	21	(502)	1
Depreciation and amortization expense	3,889	260	—	4,149
Income (loss) before income taxes	31,977	3,863	(425)	35,415

Three Months Ended September 30, 2003
Net sales	$62,242	$7,031	$—	$69,273
Gross profit	12,537	3,003	—	15,540
Income from equity investment in joint venture	45	—	—	45
Interest income (expense) - net	243	3	(218)	28
Depreciation and amortization expense	1,208	94	13	1,315
Income (loss) before income taxes	3,809	1,145	(563)	4,391

Nine Months Ended September 30, 2003
Net sales	$206,132	$21,620	$—	$227,752
Gross profit	38,243	8,848	—	47,091
Income from equity investment in joint venture	54	—	—	54
Interest income (expense) - net	1,202	(8)	(1,150)	44
Depreciation and amortization expense	3,587	283	36	3,906
Income (loss) before income taxes	12,116	2,701	(1,427)	13,390

The results for the Defense segment include a charge of approximately $780,000 related to the discovery and correction in the third quarter of 2004 of the cumulative effect of overstated revenue and related unbilled accounts receivable that occurred during the years 1998 through 2003.  The Company determined that the overstated revenue and related unbilled accounts receivable did not have a material effect on periods prior to the third quarter of 2004, and is not expected to be material for the year ending December 31, 2004.

Note C - Earnings Per Share

Basic earnings per share for all periods presented was computed by dividing net earnings for the respective period by the weighted-average number of shares of the Company’s Common Stock outstanding during the period.  Diluted earnings per share was computed by dividing net earnings during the period by the weighted-average number of shares of the Company’s Common Stock outstanding during the period, adjusted to add the weighted-average number of potential dilutive common shares that would have been outstanding upon the assumed exercise of stock options.

Options to purchase 25,000 shares of the Company’s Common Stock were not included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2004, because the options’ exercise price was in excess of the average market price of the Common Stock.  These 25,000 options, which expire in September 2009, were still outstanding at September 30, 2004.

Basic and diluted earnings per share amounts were computed as follows:

	Three Months Ended September 30,

	2004			2003

(Dollars in thousands, except per share data)	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic Earnings Per Share
Income from continuing operations	$7,744	12,810,916	$0.60	$2,801	13,267,238	$0.21

Effect of Dilutive Securities Options	—	487,288		—	330,180

Diluted Earnings Per Share
Income from continuing operations	$7,744	13,298,204	$0.58	$2,801	13,597,418	$0.21

	Nine Months Ended September 30,

	2004			2003

(dollars in thousands, except per share data)	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic Earnings Per Share
Income from continuing operations	$22,789	12,958,288	$1.76	$8,633	13,158,525	$0.66

Effect of Dilutive Securities Options	—	363,841		—	494,708

Diluted Earnings Per Share
Income from continuing operations	$22,789	13,322,129	$1.71	$8,633	13,653,233	$0.63

Note D - Stock-Based Compensation

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

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands, except per share data)	2004	2003	2004	2003

Income from continuing operations:
As reported	$7,744	$2,801	$22,789	$8,633
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of tax	(152)	(160)	(404)	(514)

Pro forma	$7,592	$2,641	$22,385	$8,119

Earnings per share from continuing operations:
As reported:
Basic	$0.60	$0.21	$1.76	$0.66
Diluted	0.58	0.21	1.71	0.63
Pro forma:
Basic	$0.59	$0.20	$1.73	$0.62
Diluted	0.57	0.19	1.68	0.59

Note E - Recent Accounting Developments

On September 30, 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a final consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”), which addresses the issue of when the dilutive effect of contingently convertible debt instruments with a market price trigger should be included in diluted earnings per share.  EITF 04-8 requires contingently convertible debt instruments to be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or any other market price contingent conversion feature has been met.  EITF 04-8, which was ratified by the FASB on October 13, 2004, is expected to be effective for reporting periods ending after December 15, 2004, and requires prior period diluted earnings per share amounts presented for comparative purposes to be restated.  If the reporting requirements pursuant to EITF 04-8 become effective, the dilutive effect of the 3.75% Convertible Senior Notes for the three-month and nine-month periods ended September 30, 2004 will be to increase the number of weighted-average diluted shares outstanding by 498,645 shares and 167,428 shares, respectively.

Note F - Supplemental Balance Sheet and Cash Flow Information

Inventories consisted of the following components:

(Dollars in thousands)	September 30, 2004	December 31, 2003

Finished goods and work-in-process	$35,325	$15,902
Materials and supplies	1,144	1,066

Total inventories	$36,469	$16,968

Other assets consisted of the following components:

(Dollars in thousands)	September 30, 2004	December 31, 2003

Intangibles	$4,637	$4,803
Debt issuance costs	4,172	—
Investment in affiliate	1,594	1,519
Other	2,105	1,388

Total other assets	$12,508	$7,710

Other current liabilities consisted of the following components:

(Dollars in thousands)	September 30, 2004	December 31, 2003

Customer advances	$6,349	$2,452
Reserve for contract losses	2,454	1,681
Accrued costs	3,545	2,421
Other	3,782	3,233

Total other current liabilities	$16,130	$9,787

Non-cash investing and financing activities are excluded from the Consolidated Condensed Statements of Cash Flows.  For the nine months ended September 30, 2004, significant non-cash activities included the execution of a $3,751,000 vendor financing arrangement to finance certain costs incurred by the vendor related to the implementation of the Company’s new enterprise resource planning information system.

Cash paid for Federal income taxes during the nine months ended September 30, 2004 was $6,680,000, and none was paid during the nine months ended September 30, 2003.  Cash paid for interest during the nine months ended September 30, 2004 and 2003 was $53,000 and $40,000, respectively.

Note G - Long-Term Debt

In September 2004, United Industrial issued and sold $120,000,000 aggregate principal amount of 3.75% convertible senior notes due September 15, 2024, unless earlier redeemed, repurchased, purchased or converted (the “3.75% Convertible Senior Notes”).  The Company used $24,356,000 of the proceeds to repurchase 850,400 shares of the Company’s common stock, par value $1.00 per share (“Common Stock”), in privately negotiated transactions concurrent with the issuance and sale of the 3.75% Convertible Senior Notes.  The Company received approximately $92,044,000 of net proceeds from this sale after the concurrent repurchase of Common Stock and deducting $3,600,000 of investment banking fees associated with the sale.  These fees, together with approximately $1,000,000 of other professional and printing fees that were incurred but not paid by September 30, 2004, were deferred and included in Other assets in the accompanying Consolidated Condensed Balance Sheets at September 30, 2004, and will be amortized as interest expense.  The Company intends to use the balance of the net proceeds for potential acquisitions and general corporate purposes.  The Company is evaluating and expects to continue to evaluate and engage in discussions regarding potential acquisitions. However, the Company currently has not entered into any agreements or commitments to make any acquisitions.  The Company invested the balance of the net proceeds in short-term, interest-bearing investments, which are included in Cash and cash equivalents in the accompanying Consolidated Condensed Balance Sheets at September 30, 2004.

The 3.75% Convertible Senior Notes are senior unsecured obligations of the Company, and are fully and unconditionally guaranteed by AAI Corporation and its subsidiaries (“AAI”), a wholly-owned subsidiary of the Company.

The 3.75% Convertible Senior Notes bear interest at 3.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year beginning March 15, 2005.  In addition, the Company will pay Contingent Interest, as defined in the Indenture governing the 3.75% Convertible Senior Notes (the “Indenture”), during any six-month interest period from March 15 to September 14, and from September 15 to March 14, commencing with the six-month period starting September 15, 2009, if the average market price of the 3.75% Convertible Senior Notes for the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the 3.75% Convertible Senior Notes.  The amount of Contingent Interest payable in respect of any six-month period will equal 0.23% of the average market price of the 3.75% Convertible Senior Notes for the five trading day period referred to above.  The Company has agreed to file a shelf registration statement with the Securities and Exchange Commission within 90 days of September 15, 2004, and to use its reasonable best efforts to cause such registration statement to become effective within 210 days of September 15, 2004.  The Company may have to pay Additional Interest, as defined in the Indenture, if the registration statement does not become effective within this time frame.

The 3.75% Convertible Senior Notes are convertible into shares of the Company’s Common Stock prior to stated maturity at an initial conversion rate, subject to adjustment, of 25.4863 shares per $1,000 principal amount of the 3.75% Convertible Senior Notes (equal to 3,058,356 shares of Common Stock initially issuable upon conversion and an initial conversion price of approximately $39.24 per share) only under the following circumstances:

1)

during any calendar quarter after the calendar quarter ending December 31, 2004, if the closing sale price, as defined in the Indenture, of the Company’s Common Stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter;

2)

during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of the 3.75% Convertible Senior Notes was equal to or less than 98% of the Average Conversion Value, as defined in the Indenture, during such period, unless the 3.75% Convertible Senior Notes are surrendered after 2019 and, on any trading day during the specified period, the closing sale price of the Company’s Common Stock was between 100% and 120% of the then current conversion price;

3)

if the Company exercises its right to call any of the 3.75% Convertible Senior Notes for redemption (as discussed more fully below), the effected holders may surrender their holdings for conversion, even if they are not otherwise convertible at that time; or

4)

upon the occurrence of certain specified corporate transactions which, if such transactions occur prior to September 15, 2009 and also constitute a Repurchase Event, as defined in the Indenture, would entitle holders that surrender their holdings for conversion to receive a Repurchase Event Make-Whole Premium, as defined in the Indenture.

Upon conversion, the Company may choose to deliver, in lieu of shares of the Company’s Common Stock, cash or a combination of cash and shares of the Company’s Common Stock.  The Company may also elect to automatically convert some or all of the outstanding 3.75% Convertible Senior Notes on or prior to maturity if the closing price of its Common Stock has exceeded 150% of the conversion price for at least 20 trading days during a period of 30 consecutive trading days, ending within five trading days prior to the notice of its election to automatically convert.  If such an Automatic Conversion, as defined in the Indenture, occurs on or prior to September 15, 2009, the Company will pay a Make-Whole Interest Payment, as defined in the Indenture, at the time of conversion in cash or, at its option, in shares of Common Stock, equal to five full years of interest, less any interest actually paid or provided for prior to Automatic Conversion.

The Company has the right to redeem all or a portion of the 3.75% Convertible Senior Notes any time on or after September 15, 2009 at a redemption price, payable in cash, equal to 100% of the principal amount redeemed plus accrued and unpaid interest (including Contingent Interest, if any).  On each of September 15, 2009, September 15, 2014 and September 15, 2019, or at any time upon the occurrence of a Repurchase Event (which generally will be deemed to occur upon the occurrence of a “Change in Control” or a “Termination of Trading” of the Company’s Common Stock, each as defined in the Indenture), the holders of the 3.75% Convertible Senior Notes have the right to require the Company to repurchase all or a portion of their outstanding holdings at a purchase price, payable at the Company’s option in cash, in shares of Common Stock, or a combination thereof, equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest (including Contingent Interest, if any). In addition, if any of the holders elect to require the Company to repurchase any of their outstanding holdings as the result of a Repurchase Event that occurs prior to September 15, 2009, the Company must pay at its option in cash, in shares of Common Stock, or a combination thereof to such holders a Repurchase Event Make-Whole Premium, in addition to the purchase price described above.

Several features contained in the Indenture are considered embedded derivative instruments, including the Conversion feature, Repurchase Event Make-Whole Premium, Contingent Interest, and the Make-Whole Interest Payment, each of which is discussed briefly above.  The Company is accounting for these embedded derivative instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related amendments and guidance.  The Contingent Interest and Make-Whole Interest Payment features were bifurcated from the 3.75% Convertible Senior Notes and are being accounted for separately as derivative instruments.  The effect of this accounting treatment is to increase the effective interest rate for the debt.  The aggregate fair value assigned to these embedded derivatives initially and at September 30, 2004 was approximately $530,000, and is included in Other assets and Other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets at September 30, 2004.  This asset will be amortized over the five-year period ending September 15, 2009.  The Company will record gains or losses in its Consolidated Condensed Statements of Operations for changes in the fair value of each of these embedded derivatives.  The Conversion feature and the Repurchase Event Make-Whole Premium feature were not required to be bifurcated and separately accounted for as derivative instruments.

In connection with the issuance and sale of the 3.75% Convertible Senior Notes, certain covenants in the Company’s Loan and Security Agreement (the “Credit Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation) were amended to, among other things, (i) permit the Company to incur the additional indebtedness as a result of the issuance and sale of the 3.75% Convertible Senior Notes, (ii) increase the amount of the Company’s Common Stock that may be repurchased from $30,000,000 to $55,000,000, of which $25,000,000 may only be used from the net proceeds of the sale of the 3.75% Convertible Senior Notes (in the previous amendment dated August 16, 2004, the amount of Common Stock that may be repurchased was increased from $20,000,000 to $30,000,000), (iii) establish a new covenant prohibiting the Company from making certain cash payments under the 3.75% Convertible Senior Notes unless the Company is in compliance with certain financial covenants and maintains a liquidity measure as defined in the amendment of not less than $15,000,000, (iv) eliminate a reserve applied to the cash borrowing sub limit, and (v) modify certain of the financial covenants and change the definition of the Consolidated Fixed Charge Coverage Ratio (defined as the ratio of EBITDA divided by fixed charges, each as defined) to include certain voluntary principal payments and all interest payments under the 3.75% Convertible Senior Notes in the calculation of fixed charges.

In connection with its implementation of a new enterprise resource planning information system, AAI entered into a three-year arrangement with Oracle Credit Corporation, which commenced on July 1, 2004, to finance $3,751,000 of related costs.  The amount financed will be repaid in quarterly installments of approximately $330,000 from July 1, 2004 through April 1, 2007.

Note H - Pension and Other Postretirement Benefits

The following table provides the components of net periodic pension benefit cost:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2004	2003	2004	2003

Service cost	$736	$619	$2,236	$1,857
Interest cost	2,651	2,543	7,794	7,627
Expected return on plan assets	(3,146)	(2,828)	(9,460)	(8,483)
Net amortization and deferral:
Amortization of net transition asset	—	(2)	—	(6)
Amortization of prior service cost	46	47	136	141
Amortization of actuarial loss	1,200	1,101	2,887	3,303

Net periodic pension benefit cost	$1,487	$1,480	$3,593	$4,439

The following table provides the components of other postretirement benefit cost:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2004	2003	2004	2003

Service cost	$37	$60	$130	$180
Interest cost	327	448	952	1,344
Net amortization and deferral:
Amortization of prior service cost	(11)	(10)	(31)	(30)
Amortization of actuarial loss	41	23	—	69

Other postretirement benefit cost	$394	$521	$1,051	$1,563

The following table provides the Company’s contributions to and benefits paid under pension and other postretirement benefit plans:

	Pension Benefits Nine Months Ended September 30,		Other Postretirement Benefits Nine Months Ended September 30,

(Dollars in thousands)	2004	2003	2004	2003

Expected fiscal year contributions reported at the end of the prior year:
Employer	$259	$118	$2,572	$1,901
Employee	—	—	172	127

	259	118	2,744	2,028

Actual contributions made in the current year (1)	223	118	2,058	1,521
Remaining contributions expected to be made in the current year	36	—	686	507

Total expected current year contributions	259	118	2,744	2,028

Difference from expectations at end of the prior year	$—	$—	$—	$—

(1)

Actual employer and employee contributions for Other Postretirement Benefits are not currently available.  Therefore, the amounts reported in the table above for “Actual contributions made in the current year” for Other Postretirement Benefits are based on the expected fiscal year contributions reported at the end of the prior year.

In October 2004, the Company remeasured its APBO to include the effects of the Medicare Act of 2003 but otherwise used the same assumptions and plan provisions that were in effect at the original measurement date of December 31, 2003, and determined that the estimated effect of the Medicare Act of 2003 was a reduction in the APBO as originally measured of approximately $3,300,000.  The effect of applying the provisions of FSP No. FAS 106-2 had no cumulative effect on retained earnings at December 31, 2003.  For the three months ended September 30, 2004, net periodic postretirement benefit cost was approximately $105,000 lower than it would have been without recording the effects of the Medicare Act of 2003.  For the nine months ended September 30, 2004, the effects of the Medicare Act of 2003 reduced total net periodic postretirement benefit cost by $315,000, including $11,000 lower service cost, $153,000 lower interest cost, and $151,000 for the recognition of an actuarial experience gain.

Note I - Other Operating Expenses - Net and Other Non-Operating Income - Net

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2004	2003	2004	2003

OTHER OPERATING EXPENSES - NET
Amortization of intangibles	$55	$55	$166	$166
Amortization of facility consolidation costs	64	69	210	223
Amortization of deferred compensation liability	(25)	(34)	(81)	(138)
Other income, net	(7)	—	(22)	—

Total other operating expenses - net	$87	$90	$273	$251

OTHER NON-OPERATING INCOME (EXPENSE)
Royalties and commissions	$14	$6	$70	$59
Rental income	14	28	42	42
Insurance recovery – net	—	34	—	34
(Loss) gain on sale of assets	—	(2)	—	31
Other income (expense), net	44	(34)	48	(31)

Total other income - net	$72	$32	$160	$135

Note J - Comprehensive Income (Loss)

The following table sets forth the components of other comprehensive income and total comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2004	2003	2004	2003

Net income (loss)	$7,470	$(13,950)	$21,850	$(10,378)
Other comprehensive income:
Minimum pension liability, net of tax of $627 in 2004	—	—	627	—

Total comprehensive income (loss)	$7,470	$(13,950)	$22,477	$(10,378)

In the second quarter of 2004, Accumulated other comprehensive loss, net of tax related to the Company’s minimum pension liability decreased by $627,000 to reflect a change in the Company’s estimated effective tax rate.

Note K - Discontinued Transportation Operations

Assets and liabilities of the discontinued transportation operations, which have been reclassified and summarized in the accompanying Consolidated Condensed Balance Sheets as Assets and Liabilities of discontinued operations, respectively, are as follows:

(Dollars in thousands)	September 30, 2004	December 31, 2003

Current Assets:
Trade receivables from affiliate	$39,322	$39,322
Less allowances	(39,322)	(39,322)
Inventories	—	10
Prepaid expenses and other current assets	51	51
Deferred taxes	4,209	5,028
Other receivables from affiliate	10,483	9,111
Less allowances	(10,483)	(9,111)

Total Current Assets	$4,260	$5,089

Current Liabilities:
Accounts payable	$196	$376
Accrued employee compensation and taxes	390	617
Accrual for contract losses	8,643	10,216
Other	2,391	4,352

Total Current Liabilities	$11,620	$15,561

Summary results of the transportation operations, which have been classified separately as discontinued operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2004	2003	2004	2003

Revenue	$—	$3,870	$—	$12,103

Loss before income taxes	$(421)	$(25,766)	$(1,444)	$(29,243)
Benefit from income taxes	(147)	(9,015)	(505)	(10,232)

Loss from discontinued transportation operations, net of income tax benefit	$(274)	$(16,751)	$(939)	$(19,011)

	Nine Months Ended September 30,

(Dollars in thousands)	2004	2003

Net cash used in discontinued operations:
Net loss	$(939)	$(19,011)
Changes in operating assets and liabilities	(397)	7,449
Deferred income taxes	819	(7,813)
(Decrease) increase in accrual for contract losses and other	(3,534)	6,277

Net cash used in discontinued transportation operations	$(4,051)	$(13,098)

Note L - Commitments and Contingencies

In the normal course of its continuing and discontinued business, various lawsuits, claims and procedures have been or may be instituted or asserted against or by the Company. Except as set forth below, there have been no material changes in litigation since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2003.  Based on currently available facts, the Company believes, except as otherwise set forth below, that the disposition of matters pending or asserted against the Company will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

ASBESTOS

History

United Industrial and Detroit Stoker Company (“Detroit Stoker”), a wholly-owned subsidiary of United Industrial, have been named as defendants in asbestos-related personal injury litigation. Neither United Industrial nor Detroit Stoker fabricated, milled, mined, manufactured or marketed asbestos, and neither United Industrial nor Detroit Stoker made or sold insulation products or other construction materials that have been identified as the primary cause of asbestos-related disease in the vast majority of claimants. Rather, United Industrial and Detroit Stoker made several products, some of the parts and components of which used asbestos-containing material fabricated and provided by third parties. The use of asbestos-containing materials ceased in approximately 1981.

Cases involving United Industrial and Detroit Stoker typically name 80 to 120 defendants, although some cases have as few as 6 and as many as 250 defendants. As of this date, United Industrial and Detroit Stoker have not gone to trial with respect to any asbestos-related personal injury claims, although there is no assurance that trials may not occur in the future. Accordingly, as of this date, neither United Industrial nor Detroit Stoker have been required to pay any punitive damage awards, although there can be no assurance this might not occur in the future. In addition, as of this date, some previously pending claims have been settled or dismissed (with or without prejudice).  There is no assurance, however, that dismissals and settlements will occur at the same rate, if at all, or that claims that have been dismissed without prejudice will not be refiled.

Defenses

Management continues to believe that a majority of the claimants in pending cases will not be able to demonstrate that they have been exposed to United Industrial’s and Detroit Stoker’s asbestos-containing products or suffered any compensable loss as a result of such exposure. This belief is based in large part on two factors: the limited number of asbestos-containing products and betterments sold by United Industrial and Detroit Stoker and United Industrial’s and Detroit Stoker’s access to sales, service, and other historical business records going back over 100 years, which allow United Industrial and Detroit Stoker to determine to whom products were sold, the date of sale, the installation site and the date products were removed from service. In addition, because of the limited and restricted placement of the asbestos-containing products, even at sites where a claimant can verify his or her presence during the same period those products were installed, liability cannot be presumed because, even if an individual contracted an asbestos-related disease, not everyone who was employed at a site was exposed to United Industrial’s and Detroit Stoker’s asbestos-containing products.

These factors have allowed United Industrial and Detroit Stoker to effectively manage their asbestos-related claims.

Settlements

Settlements of claims against United Industrial and Detroit Stoker are made without any admission of liability by United Industrial or Detroit Stoker. Settlement amounts may vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the claimant, the existence or absence of other possible causes of the claimant’s alleged illness, and the availability of legal defenses, as well as whether the action is brought alone or as part of a group of claimants. Before paying any settlement amount, United Industrial and Detroit Stoker require proof of exposure to their asbestos-containing products and proof of injury to the plaintiff. In addition, the claimant is required to execute a full and unconditional release of United Industrial, Detroit Stoker and associated parties, from any liability for asbestos-related injuries or claims.

Insurance Coverage

The insurance coverage potentially available to United Industrial and Detroit Stoker is substantial. Following the institution of asbestos litigation, an effort was made to identify all of United Industrial’s and Detroit Stoker’s primary and excess insurance carriers from 1940 through 1990. There were approximately 40 such carriers, all of which were put on notice of the litigation. In November of 1999, a Participation Agreement was entered into among United Industrial, Detroit Stoker and their primary insurance carriers. The Participation Agreement is an advance understanding that supplements all of the contracts of insurance, without altering the coverage of those contracts, that creates an administrative framework within which the insurers and United Industrial and Detroit Stoker can more efficiently and effectively manage the large quantity of on-going litigation.

Any party may terminate the Participation Agreement, without cause, by giving the other parties 60 days prior written notice. Termination of the Participation Agreement does not affect any rights or obligations of the parties that have accrued under the Participation Agreement on or before the effective date of the termination, nor does it affect any rights outside of the Participation Agreement.

Although the carriers can opt out of the Participation Agreement on 60 days notice, management does not believe that this will occur in the immediate or near term. For example, unless a carrier professes to have met the limits of its liability, it would have to consider the potentially greater costs of permitting United Industrial and Detroit Stoker to handle their own cases. Further, opting out of the Participation Agreement does not exculpate liability on the part of the carrier.

United Industrial retained a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for claims, such as costs incurred in connection with asbestos-related injury claims. In 2002, that firm worked with United Industrial to project the insurance coverage of United Industrial and Detroit Stoker for asbestos-related claims. The insurance consultant’s conclusions were based primarily on a review of United Industrial’s and Detroit Stoker’s coverage history, application of reasonable assumptions on the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of the insurance carriers, and the experience of and a review of the report of the asbestos consultant described below. The insurance consultant also considered the Participation Agreement.

Based on the assumptions employed by and the report prepared by the insurance consultant, other variables, and the report prepared by the asbestos consultant, which is discussed below, the Company recorded an estimated insurance recovery as of December 31, 2002, of $20,343,000 reflecting the estimate determined to be probable of being available to mitigate United Industrial’s and Detroit Stoker’s potential asbestos liability through 2012.

Quantitative Claims Information

As of September 30, 2004, United Industrial and Detroit Stoker were named in asbestos litigation pending in Arkansas, Illinois, Michigan, Minnesota, Mississippi and North Dakota. As of September 30, 2004, there were approximately 21,098 pending claims, compared to approximately 19,161 pending claims as of December 31, 2003, and approximately 18,911 pending claims as of September 30, 2003.  Detroit Stoker was recently named as a defendant in two Arkansas cases alleging personal injuries to one and approximately 199 plaintiffs, respectively, as a result of asbestos, silica and/or refractory ceramic fiber exposure.  The pleadings name approximately 32 and 68 defendants, respectively, and include no allegations specific to Detroit Stoker.  Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate from period to period. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought. In addition, the direct asbestos-related expenses of United Industrial and Detroit Stoker for defense and indemnity for the past five years were not material.

A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi beginning in 2002 and extended through mid-year 2003. This peak in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective at the end of 2002 and which resulted in a large number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform. The increase in pending claims during the first three quarters of 2004 was due primarily to the joinder of the United Industrial and Detroit Stoker into 14 existing 2002 cases naming 1,194 new claimants. As of September 30, 2004, all but approximately 1,850 of the approximately 20,314 claims pending in Mississippi were associated with cases filed before January 1, 2003.

In 2002, United Industrial engaged a consulting firm with expertise in the field of evaluating asbestos bodily-injury claims to assist United Industrial in projecting the future asbestos-related liabilities and defense costs of United Industrial and Detroit Stoker. The methodology used by this asbestos consultant to project future asbestos-related costs is based primarily on estimates of the labor force exposed to asbestos in United Industrial’s and Detroit Stoker’s products, epidemiological modeling of asbestos-related disease manifestation, and estimates of claim filings and settlement and defense costs that may occur in the future. Using this information, the asbestos consultant estimated the number of future claims that would be filed, as well as the related costs that would be incurred in resolving those claims. United Industrial’s and Detroit Stoker’s claims history prior to 2002 was not a significant variable in developing the estimates because such history was not significant as compared to the number of claims filed in 2002.

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, United Industrial’s and Detroit Stoker’s limited claims history prior to 2002 and consultation with the asbestos and insurance consultants, the Company believes that ten years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable. As a result, the Company also believes that its ultimate net asbestos-related contingent liability (i.e. its indemnity or other claim disposition costs plus related legal fees less insurance recoveries) cannot be estimated with certainty.

Given the inherent uncertainty in making future projections and that United Industrial and Detroit Stoker periodically receive potentially material new information from claimants and their counsel that relates to the factual basis of their asserted and unasserted claims, United Industrial plans, on a periodic basis, to have either (1) the key assumptions used in projecting the future asbestos-related liabilities and defense costs of United Industrial and Detroit Stoker validated or (2) the projections of current and future asbestos claims re-examined, and United Industrial will update them if needed based on the experience of United Industrial and Detroit Stoker and other relevant factors, such as changes in the tort system and the resolution of bankruptcies of various asbestos defendants. In particular, United Industrial plans to have the key assumptions validated in connection with the preparation of its annual report on Form 10-K for the year ending December 31, 2004. These activities may result in an increase in the Company’s recorded undiscounted liability for asbestos-related matters due to, among other things, a change to the length of the projection period.

Based on the assumptions employed by and the report prepared by the asbestos consultant and other variables, the Company recorded an undiscounted liability for its best estimate of bodily injury liabilities for asbestos-related matters in the amount of $31,852,000 as of December 31, 2002, including damages and defense costs.  The Company’s liability of $31,334,000 at September 30, 2004 represents its best estimate of liabilities for asbestos-related matters at this time. The asbestos liability for the twelve months ended December 31, 2003 decreased by $257,000 to $31,595,000 and decreased by $261,000 to $31,334,000 for the nine months ended September 30, 2004 due to the payment of claim-related expenses.

After considering the efforts of both consultants and based upon the facts as now known, including the reasonable possibility that claims will be received and paid over the next 50 year period, the Company believes that although asbestos claims could have a material adverse effect on the Company’s financial condition or results of operations in a particular reporting period, asbestos claims should not have a material adverse effect on the Company’s long term financial condition, liquidity or results of operations. No assurances can be given, however, as to the actual amount of United Industrial’s and Detroit Stoker’s liability for such present and future claims or insurance recoveries, and the differences from estimated amounts could be material.

Reform Legislation

The outlook for federal legislation to provide national asbestos litigation reform continues to be uncertain. Also uncertain is whether, and to what extent, United Industrial and Detroit Stoker would be required to make contributions to a prospective national asbestos trust pursuant to such legislation. No assurances can be given that the proposed bill or any other asbestos legislation will ultimately become law, or when such action might occur.

STATE OF ARIZONA DEPARTMENT OF ENVIRONMENTAL QUALITY V. UIC, ET AL.

On May 19, 1993, United Industrial was named as one of three defendants in a civil action brought pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) by the Arizona Department of Environmental Quality (“ADEQ”) in the United States District Court for the District of Arizona. ADEQ sought remediation of a manufacturing site in the State of Arizona operated by U.S. Semiconductor Products, Inc. (“U.S. Semiconductor”), a manufacturer of semiconductors formerly owned by United Industrial. ADEQ alleged that from 1959 until United Industrial sold U.S. Semiconductor in 1961, U.S. Semiconductor disposed of tricholoroethylene, a “hazardous substance,” and other hazardous substances under CERCLA, onto the ground and into various pits and drains located on the site.

In 1996, United Industrial entered into a consent decree with ADEQ. Pursuant to the consent decree, United Industrial is required to complete a Remedial Investigation/Feasibility Study (“RI/FS”), pay $125,000 for past response costs, pay quarterly Arizona oversight costs (averaging less than $10,000 annually) and pay $125,000 for future response costs plus a graduated percentage of the cleanup costs for the site if those costs are in excess of $10,000,000 but less than $40,000,000. United Industrial’s liability for future response costs under the consent decree is capped at $1,780,000 in addition to the $125,000 that United Industrial has already paid. In connection with the RI/FS, United Industrial has retained a consultant at an average annual cost of $200,000. The Remedial Investigation was submitted to ADEQ for approval on March 31, 2004 and was approved by ADEQ on August 9, 2004. United Industrial expects to submit the Feasibility Study by January 2005. Management believes that it will reach closure with ADEQ on an acceptable basis to United Industrial following approval of the Feasibility Study.  No assurances can be given, however, as to the actual extent to which United Industrial may be determined to have further liability, if at all.

MICHIGAN DEPARTMENT OF NATURAL RESOURCES

Detroit Stoker was notified in March 1992 by the Michigan Department of Natural Resources (“MDNR”) that it is a potentially responsible party in connection with the cleanup of a former industrial landfill located in Port of Monroe, Michigan. MDNR is treating the Port of Monroe landfill site as a contaminated facility within the meaning of the Michigan Environmental Response Act (“MERA”). Under MERA, if a release or potential release of a discarded hazardous substance is or may be injurious to the environment or to the public health, safety or welfare, MDNR is empowered to undertake or compel investigation and response activities in order to alleviate any contamination threat. Management believes Detroit Stoker would be considered a de minimis potentially responsible party and does not believe that the resolution of this matter will have a materially adverse effect on the United Industrial’s or Detroit Stoker’s financial condition or results of operations. Detroit Stoker intends to aggressively defend these claims. No assurances can be given, however, as to the actual extent to which Detroit Stoker may be determined to be liable, if at all.

PERFORMANCE GUARANTEES

In connection with certain contracts, United Industrial’s operating subsidiaries have committed to certain performance guarantees. The ability to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the United Industrial’s operating subsidiaries are unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company’s results of operations, liquidity or financial position. United Industrial’s operating subsidiaries monitor the progress of their partners and subcontractors, and United Industrial does not believe that the performance of these partners and subcontractors will adversely affect these contracts as of September 30, 2004. No assurances can be given, however, as to the liability of United Industrial’s operating subsidiaries if partners or subcontractors are unable to perform their obligations.

DISCONTINUED TRANSPORTATION OPERATIONS

In connection with the discontinued transportation operations, AAI owns a 35% share of Electric Transit, Inc. (“ETI”).  Skoda a.s. (“Skoda”), a Czech company, owns the remaining 65% share of ETI.  ETI’s one remaining production contract with the San Francisco Municipal Railway (“MUNI”) involves the design and manufacture of 273 electric trolley buses (“ETBs”). In executing its contract with MUNI, ETI has entered into subcontracts with AAI, certain Skoda operating affiliates and others. Both AAI and the Skoda operating affiliates have essentially completed their initial delivery requirements and are now subject to warranty requirements. As of April 13, 2004, ETI had delivered all 273 ETBs in discharge of its delivery obligations under the MUNI contract. By the end of 2004, it is anticipated that ETI will have substantially completed a retrofit program that incorporates final design changes for many of the previously delivered buses.

The ability of ETI to satisfy its remaining obligations is, in part, dependent on the performance of other parties, including AAI, the Skoda operating affiliates and other subcontractors. Thus, the ability to timely perform under the MUNI contract is, to a significant extent, outside of ETI’s control. Skoda’s operating affiliates have delivered products and services under their subcontracts with ETI through October 2004. Following Skoda’s bankruptcy declaration in 2001 in the Czech Republic, effective as of 2002, AAI began recording 100%, instead of 35%, of ETI’s losses in accordance with equity method accounting rules applicable to minority shareholders. As a result, AAI recorded $24,879,000 of losses related to ETI during 2003 and $440,000 of losses related to ETI during the first nine months of 2004. Since January 1, 2002, AAI has recorded $51,879,000 of losses related to ETI. Although AAI has substantially completed performance on its subcontract with ETI on the MUNI contract, AAI has continued to provide ETI with personnel in order to enable ETI to satisfy its remaining commitments to MUNI.

As of April 22, 2004, ETI and MUNI finalized an agreement to modify the original MUNI contract (“Modification No. 6”) under which MUNI relieved ETI of its warranty, performance and related bonding obligations, as well as other obligations under its ETB contract with MUNI, except for the performance of a defined scope of work related to modifications of ETB hardware. In releasing ETI from certain of its bonding obligations, Modification No. 6 also relieved AAI from any liability it might have incurred on the released bonds.

In conjunction with Modification No. 6, AAI executed a guaranty agreement with MUNI in April 2004 (the “Guaranty Agreement” and, together with Modification No. 6, the “2004 Agreements”) that assures performance of certain of ETI’s obligations under Modification No. 6. In conjunction with the Guaranty Agreement, AAI obtained a release from its subcontractor warranty and all further obligations under its subcontract with ETI in exchange for a cash payment to MUNI of $500,000 and other consideration.  The Company believes that it has adequately provided for its obligations under the 2004 Agreements in its existing loss reserves. No assurances can be given, however, as to the actual amount of AAI’s liability to exit the discontinued transportation operations.

Prior to the execution of the 2004 Agreements, United Industrial and AAI had each undertaken certain indemnification obligations relating to surety bonds issued in compliance with the MUNI contract requirements. These bonds consisted of two advance payment bonds, a performance bond, and a labor and materials bond.

The first advance payment bond was issued to guarantee performance commensurate with advance payments provided by MUNI to fund the MUNI contract. This advance payment bond was issued for a face amount of $25,000,000 in 1997 and was released in full in 2002. In early 2000, the second advance payment bond was issued for an original face amount of $20,000,000, which both United Industrial and AAI undertook to indemnify in full. The face value of this second advance payment bond was increased to $22,000,000 in May 2000 and then reduced incrementally over time as performance milestones on the MUNI contract were reached. Specifically, the face value was reduced to $9,100,000 in October 2002 and to $1,350,000 in August 2003. In February 2004, MUNI released this bond in its entirety.

In addition, a surety bond was issued to guarantee ETI’s performance under the MUNI contract. AAI agreed to partially indemnify the surety, if necessary, for up to $14,800,000, representing 35% of the original face value of the performance bond, in proportion to AAI’s equity stake in ETI. Pursuant to the 2004 Agreements discussed above, MUNI released the performance bond, and, consequently, AAI’s indemnification obligation has been cancelled.

Another surety bond was issued to guarantee payment to subcontractors and vendors for labor and materials provided to ETI under the MUNI contract. AAI has also agreed to indemnify the surety, if necessary, for up to $14,800,000, representing 35% of the original face value of the labor and materials bond. On November 18, 2003, AAI provided the surety with notice of its claim on the labor and materials bond for unpaid receivables totaling in excess of $47,000,000, the maximum penal sum of the labor and materials bond. A lawsuit over AAI’s rights to payment under the labor and materials bond is currently pending in federal court in the Northern District of California.  Prior to final adjudication of this case, there can be no assurances as to the amount or timing of a recovery by AAI, if any, on its claim on the labor and materials bond.

On July 26, 2002, AAI sold two transportation overhaul contracts, one with the New Jersey Transit Corporation and the other with the Maryland Transit Administration, together with related assets and liabilities, to ALSTOM Transportation, Inc. (“ALSTOM”). AAI agreed to indemnify ALSTOM against, among other things, future breach by AAI of representations and covenants contained in the master agreement (“the ALSTOM Agreement”).  The ALSTOM Agreement (1) provides that certain of the potential indemnity claims are subject to a requirement that ALSTOM provide notice of any claim to AAI within nine months of the closing date and (2) limits AAI’s exposure on indemnification claims to a maximum of $4,250,000.

On March 3, June 5 and November 5, 2003, and January 15, 2004 and July 20, 2004, ALSTOM provided AAI with notice of indemnification claims pursuant to the ALSTOM Agreement.  The claims as presented on July 20, 2004 totaled approximately $8,500,000.  ALSTOM alleges that certain of these claims are not subject to the nine-month post-closing notice requirement or the $4,250,000 cap. Both ALSTOM and AAI have retained outside counsel in this matter. ALSTOM’s counsel has submitted to AAI the above-referenced reorganized statement of claim, together with documentation relating to the claims, and AAI has provided documentation responsive to the claims. In addition to evaluating the claims based upon the documentation, AAI is also evaluating potential claims it may have against ALSTOM.  If the respective senior management representatives of AAI and ALSTOM cannot resolve the issues informally, the ALSTOM Agreement requires the parties to submit claims relating to the ALSTOM agreement to mediation, failing which, the parties must pursue resolution of the dispute through binding arbitration.  The Company does not believe that the outcome of this case will have a material impact on its financial position or results of operations.

Note M - Dividends

On August 6, 2004, the Company’s Board of Directors declared a dividend of $0.10 per share, which was paid on August 31, 2004.

Note N - Preferred Stock

At the Company’s Annual Meeting of Shareholders held on June 10, 2004, the shareholders voted to approve an amendment to the Company’s Restated Certificate of Incorporation to create an authorized class of 1,000,000 shares of preferred stock.  The preferred stock is available for future issuance in series and with such voting rights, designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as the Board of Directors may determine for each series issued from time to time.

Note O - Repurchases of Equity Securities

In November 2003, the Board of Directors of the Company authorized the repurchase of up to $10,000,000 of the Company’s Common Stock.  On January 27, 2004, the purchases under this plan were effectively completed with approximately $1,000 remaining available under the authorization.  At that date, the Company had repurchased 576,100 shares for an aggregate amount of $9,999,000, or $17.36 per share.  On March 10, 2004, the Company’s Board of Directors extended the plan for one additional year through November 11, 2005, and authorized the repurchase of up to an additional $10,000,000 of Common Stock.  The exact number of shares to be repurchased will depend on market conditions.  For the nine months ended September 30, 2004, a total of 560,100 shares have been repurchased under the plan for an aggregate amount of $10,486,000, or $18.72 per share. Since the inception of the plan in November 2003 through September 30, 2004, the Company has repurchased a total of 917,700 shares for $16,522,000, or an average of $18.00 per share.

Separate from the previously announced repurchase plan discussed above, in September 2004 the Company repurchased 850,400 shares of its Common Stock for approximately $24,356,000, or $28.64 per share, using a portion of the net proceeds from the issuance and sale of the 3.75% Convertible Senior Notes.  These shares were repurchased concurrent with the sale of the 3.75% Convertible Senior Notes in privately negotiated transactions.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2004 – July 31, 2004	—	$—	—	$3,478,076
August 1, 2004 – August 31, 2004	—	—	—	3,478,076
September 1, 2004 – September 30, 2004	850,400	28.64	850,400	3,478,076

Total	850,400	$28.64	850,400	$3,478,076

Note P - Supplemental Guarantor Information

In September 2004, United Industrial issued and sold $120,000,000 aggregate principal amount of 3.75% Convertible Senior Notes, which are fully and unconditionally guaranteed by AAI, the Company’s wholly-owned subsidiary that constitutes the Defense segment.  The 3.75% Convertible Senior Notes are not guaranteed by Detroit Stoker, the Company’s wholly-owned subsidiary that constitutes the Energy segment.  The following condensed consolidating financial information sets forth supplemental information for United Industrial, the parent company, AAI, the guarantor subsidiary, and Detroit Stoker, the non-guarantor subsidiary, as of September 30, 2004 and December 31, 2003, and for the three-month and nine-month periods ended September 30, 2004 and 2003.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2004

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

ASSETS
Current Assets
Cash and cash equivalents	$305	$93,495	$8,701	$—	$102,501
Trade receivables	67	51,687	3,657	—	55,411
Inventories	—	34,601	1,868	—	36,469
Other current assets	1,983	7,563	713	(76)	10,183
Assets of discontinued operations	—	4,260	—	—	4,260

Total Current Assets	2,355	191,606	14,939	(76)	208,824
Insurance receivable – asbestos litigation	—	—	20,236	—	20,236
Property and equipment, net	—	21,627	2,037	—	23,664
Other assets	4,205	27,880	7,680	(14,451)	25,314
Intercompany receivables	—	147	—	(147)	—
Investment in consolidated subsidiaries	83,182	—	—	(83,182)	—

	$89,742	$241,260	$44,892	$(97,856)	$278,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of long-term debt	$—	$923	$—	$—	$923
Liabilities of discontinued operations	—	11,620	—	—	11,620
Other current liabilities	9,190	37,291	3,872	(76)	50,277
Long-term debt	120,000	2,160	—	—	122,160
Reserve for asbestos litigation	—	—	31,334	—	31,334
Other long-term liabilities	1,535	51,533	(4,942)	(14,451)	33,675
Intercompany (receivables) payables	(69,032)	67,901	1,278	(147)	—
Shareholders’ equity	28,049	69,832	13,350	(83,182)	28,049

	$89,742	$241,260	$44,892	$(97,856)	$278,038

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED) - CONTINUED

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2003

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

ASSETS
Current Assets
Cash and cash equivalents	$648	$17,482	$6,008	$—	$24,138
Trade receivables	25	29,919	3,433	—	33,377
Inventories	—	14,539	2,429	—	16,968
Other current assets	1,240	7,571	679	(73)	9,417
Assets of discontinued operations	—	5,089	—	—	5,089

Total Current Assets	1,913	74,600	12,549	(73)	88,989
Insurance receivable – asbestos litigation	—	—	20,317	—	20,317
Property and equipment, net	—	20,122	2,094	—	22,216
Other assets	34	26,577	7,490	(15,505)	18,596
Intercompany receivables (payables)	—	9,436	(105)	(9,331)	—
Investment in consolidated subsidiaries	60,420	—	—	(60,420)	—

	$62,367	$130,735	$42,345	$(85,329)	$150,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities of discontinued operations	$—	$15,561	$—	$—	$15,561
Other current liabilities	4,980	23,051	3,866	(73)	31,824
Reserve for asbestos litigation	—	—	31,595	—	31,595
Other long-term liabilities	1,138	48,935	(4,377)	(15,505)	30,191
Intercompany payables (receivables)	15,302	(6,325)	354	(9,331)	—
Shareholders’ equity	40,947	49,513	10,907	(60,420)	40,947

	$62,367	$130,735	$42,345	$(85,329)	$150,118

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED) - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2004

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

Net sales	$—	$90,143	$8,576	$—	$98,719
Cost of sales	—	69,790	5,276	—	75,066

Gross profit	—	20,353	3,300	—	23,653
Selling and administrative expenses	—	9,789	1,751	—	11,540
Other operating (income) expense - net	(25)	120	(8)	—	87

Total operating income	25	10,444	1,557	—	12,026

Non-operating income and (expense):
Interest income	63	68	20	—	151
Interest expense	(235)	(19)	—	—	(254)
Intercompany interest income (expense)	15	—	(15)	—	—
Income from equity investment	—	15	—	—	15
Other income - net	—	44	28	—	72

	(157)	108	33	—	(16)

(Loss) income from continuing operations before income taxes	(132)	10,552	1,590	—	12,010
(Benefit from) provision for income taxes	(37)	3,710	593	—	4,266

(Loss) income from continuing operations	(95)	6,842	997	—	7,744
Loss from discontinued operations – net of income tax benefit	—	(274)	—	—	(274)
Income from investment in subsidiaries	7,565	—	—	(7,565)	—

Net income	$7,470	$6,568	$997	$(7,565)	$7,470

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED) - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2003

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

Net sales	$—	$62,242	$7,031	$—	$69,273
Cost of sales	—	49,705	4,028	—	53,733

Gross profit	—	12,537	3,003	—	15,540
Selling and administrative expenses	363	8,912	1,889	—	11,164
Other operating (income) expense - net	(34)	124	—	—	90

Total operating (loss) income	(329)	3,501	1,114	—	4,286

Non-operating income and (expense):
Interest income	—	29	15	—	44
Interest expense	—	(16)	—	—	(16)
Intercompany interest (expense) income	(218)	230	(12)	—	—
Income from equity investment	—	45	—	—	45
Other (expense) income - net	(16)	20	28	—	32

	(234)	308	31	—	105

(Loss) income from continuing operations before income taxes	(563)	3,809	1,145	—	4,391
(Benefit from) provision for income taxes	(191)	1,359	422	—	1,590

(Loss) income from continuing operations	(372)	2,450	723	—	2,801
Loss from discontinued operations – net of income tax benefit	—	(16,751)	—	—	(16,751)
Loss from investment in subsidiaries	(13,578)	—	—	13,578	—

Net (loss) income	$(13,950)	$(14,301)	$723	$13,578	$(13,950)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED) - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2004

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

Net sales	$—	$266,510	$23,417	$—	$289,927
Cost of sales	—	207,960	14,404	—	222,364

Gross profit	—	58,550	9,013	—	67,563
Selling and administrative expenses	—	26,806	5,305	—	32,111
Other operating (income) expense - net	(81)	376	(22)	—	273

Total operating income	81	31,368	3,730	—	35,179

Non-operating income and (expense):
Interest income	63	170	48	—	281
Interest expense	(235)	(45)	—	—	(280)
Intercompany interest (expense) income	(330)	357	(27)	—	—
Income from equity investment	—	75	—	—	75
Other (expense) income - net	(4)	52	112	—	160

	(506)	609	133	—	236

(Loss) income from continuing operations before income taxes	(425)	31,977	3,863	—	35,415
(Benefit from) provision for income taxes	(140)	11,326	1,440	—	12,626

(Loss) income from continuing operations	(285)	20,651	2,423	—	22,789
Loss from discontinued operations – net of income tax benefit	—	(939)	—	—	(939)
Income from investment in subsidiaries	22,135	—	—	(22,135)	—

Net income	$21,850	$19,712	$2,423	$(22,135)	$21,850

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED) - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2003

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

Net sales	$—	$206,132	$21,620	$—	$227,752
Cost of sales	—	167,889	12,772	—	180,661

Gross profit	—	38,243	8,848	—	47,091
Selling and administrative expenses	366	27,023	5,627	—	33,016
Asbestos litigation expense	—	—	667	—	667
Other operating (income) expense - net	(138)	389	—	—	251

Total operating (loss) income	(228)	10,831	2,554	—	13,157

Non-operating income and (expense):
Interest income	—	49	35	—	84
Interest expense	—	(40)	—	—	(40)
Intercompany interest (expense) income	(1,150)	1,193	(43)	—	—
Income from equity investment	—	54	—	—	54
Other (expense) income - net	(49)	29	155	—	135

	(1,199)	1,285	147	—	233

(Loss) income from continuing operations before income taxes	(1,427)	12,116	2,701	—	13,390
(Benefit from) provision for income taxes	(485)	4,250	992	—	4,757

(Loss) income from continuing operations	(942)	7,866	1,709	—	8,633
Loss from discontinued operations – net of income tax benefit	—	(19,011)	—	—	(19,011)
Loss from investment in subsidiaries	(9,436)	—	—	9,436	—

Net (loss) income	$(10,378)	$(11,145)	$1,709	$9,436	$(10,378)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED) - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2004

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

OPERATING ACTIVITIES:
Cash flows from continuing operations	$2,976	$(136)	$2,077	$—	$4,917
Cash flows used in discontinued operations	—	(4,051)	—	—	(4,051)

Net cash provided by (used in) operating activities	2,976	(4,187)	2,077	—	866

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,661)	(203)	—	(2,864)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	120,000	—	—	—	120,000
Debt issuance fees paid	(3,600)	—	—	—	(3,600)
Repayment of long-term debt	—	(668)	—	—	(668)
Proceeds from exercise of stock options	3,352	—	—	—	3,352
Dividends paid	(3,881)	—	—	—	(3,881)
Purchase of treasury shares	(34,842)	—	—	—	(34,842)
Intercompany	(84,348)	83,529	819	—	—

Net cash (used in) provided by financing activities	(3,319)	82,861	819	—	80,361

(Decrease) increase in cash and cash equivalents	(343)	76,013	2,693	—	78,363
Cash and cash equivalents at beginning of year	648	17,482	6,008	—	24,138

Cash and cash equivalents at end of period	$305	$93,495	$8,701	$—	$102,501

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED) - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2003

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

OPERATING ACTIVITIES:
Cash flows from continuing operations	$3,135	$22,368	$1,838	$—	$27,341
Cash flows used in discontinued operations	—	(13,098)	—	—	(13,098)

Net cash provided by operating activities	3,135	9,270	1,838	—	14,243

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(4,146)	(67)	—	(4,213)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,663	—	—	—	2,663
Dividends paid	(3,955)	—	—	—	(3,955)
Intercompany	(1,544)	312	1,232	—	—

Net cash (used in) provided by financing activities	(2,836)	312	1,232	—	(1,292)

Increase in cash and cash equivalents	299	5,436	3,003	—	8,738
Cash and cash equivalents at beginning of year	120	1,103	2,412	—	3,635

Cash and cash equivalents at end of period	$419	$6,539	$5,415	$—	$12,373

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements which include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards.  These forward-looking statements are subject to risks and uncertainties, which could cause the Company’s actual results or performance to differ materially from those expressed or implied in such statements.  These risks and uncertainties include, but are not limited to, the following: the Company’s successful execution of internal performance plans; performance issues with key suppliers, subcontractors and business partners; the ability to negotiate financing arrangements with lenders; the outcome of current and future litigation; the accuracy of the Company’s analysis of its potential asbestos-related exposure and insurance coverage; product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development, commercialization and technological difficulties; capacity and supply constraints or difficulties; legislative or regulatory actions impacting the Company’s Defense segment, Energy segment and discontinued transportation operations; changing priorities or reductions in the U.S. Government’s defense budget; contract continuation and future contract awards; and U.S. and foreign military budget constraints and determinations.  The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.  See “Risk Factors” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, for important factors that could cause the Company’s actual results to differ materially from those suggested by the forward-looking statements contained in this report.

Business Overview

United Industrial Corporation (“United Industrial”) and its subsidiaries (collectively, the “Company”) design, develop, manufacture and support defense and training and test systems.  Its products include unmanned aerial vehicles (“UAV”), training and simulation systems, automated aircraft test and maintenance equipment, and logistical/engineering services for government-owned equipment.  The Company also manufactures combustion equipment for biomass and refuse fuels.

The continuing operations of the Company are grouped into two business segments: Defense and Energy.    The operations of the Defense and Energy segments are conducted principally through two wholly-owned subsidiaries, AAI Corporation and its subsidiaries (“AAI”) and Detroit Stoker Company (“Detroit Stoker”), respectively.  The following information primarily relates to the continuing operations of the Company and its consolidated subsidiaries.  The transportation business is accounted for as a discontinued operation in the Company’s Consolidated Condensed Financial Statements as of and for the three-month and nine-month periods ended September 30, 2004 and 2003, and is discussed separately in the information that follows.  Costs not identified with the Company’s two business segments are grouped under the heading Other in the Company’s Consolidated Condensed Financial Statements as of and for the three-month and nine-month periods ended September 30, 2004 and 2003.

Issuance of 3.75% Convertible Senior Notes

In September 2004, United Industrial issued and sold $120,000,000 aggregate principal amount of 3.75% convertible senior notes due September 15, 2024, unless earlier redeemed, repurchased, purchased or converted (the “3.75% Convertible Senior Notes”).  The Company used $24,356,000 of the proceeds to repurchase 850,400 shares of the Company’s Common Stock in privately negotiated transactions concurrent with the issuance and sale of the 3.75% Convertible Senior Notes.  The Company received approximately $92,044,000 of net proceeds from this sale after the concurrent repurchase of Common Stock and deducting $3,600,000 of investment banking fees associated with the sale.  The Company intends to use the balance of the net proceeds for potential acquisitions and general corporate purposes.  The Company is evaluating and expects to continue to evaluate and engage in discussions regarding potential acquisitions.  However, the Company currently has not entered into any agreements or commitments to make any acquisitions.  Pending such uses, the Company is investing the balance of the net proceeds in short-term, interest-bearing investments.

Results of Operations

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes thereto and the discussion included in its Annual Report on Form 10-K for the year ended December 31, 2003.

Consolidated Overview

For the three months ended September 30, 2004, the Company’s net sales increased $29,446,000, or 42.5%, compared to the corresponding quarter in the prior year mostly due to higher sales for the Defense segment.  In the third quarter of 2004, the Defense segment reported a 44.8% increase in net sales compared to the corresponding quarter in the prior year primarily due to a higher level of production of and support for the Shadow Tactical UAV (“TUAV”) systems for the U.S. Army, and higher sales volume from the C-17 Maintenance Training System program.  Increasing demand for UAVs and the surveillance and reconnaissance missions they perform are contributing to the overall growth in the UAV product line.  The Company’s income from continuing operations before income taxes for the third quarter of 2004 was $12,010,000, an increase of $7,619,000, or 173.5%, compared to the third quarter of 2003.  This increase includes $6,743,000 and $445,000 higher pretax income from the Company’s Defense and Energy segments, respectively.  In addition, pretax costs grouped under the heading Other in the third quarter of 2004 were $431,000 lower than the third quarter of the prior year primarily due to severance costs incurred in 2003 as the result of closing and relocating the Company’s corporate headquarters from New York City to Hunt Valley, Maryland, in October 2003.  The increase in pretax income for the Defense segment is due primarily to higher sales volume and operating margins.  In addition, during the third quarter of 2004, the Defense segment recorded approximately $2,100,000 of pretax profit related to the favorable resolution of production efficiencies and technical risks experienced on a certain contract.  The results also include approximately $900,000 of accrued award fee revenue and income related to the C-17 Maintenance Training System program that was not recognized in the prior year until notification of the award evaluation.  Partially offsetting these favorable items is a charge of approximately $780,000 in the Defense segment related to the discovery and correction in the third quarter of 2004 of the cumulative effect of overstated revenue and related unbilled accounts receivable that occurred during the years 1998 through 2003.  The Company determined that the overstated revenue and related unbilled accounts receivable did not have a material effect on periods prior to the third quarter of 2004, and is not expected to be material for the year ending December 31, 2004.

For the nine months ended September 30, 2004, the Company’s net sales increased $62,175,000, or 27.3%, compared to the corresponding period in the prior year mostly due to higher sales for the Defense segment.  For the nine months ended September 30, 2004, the Defense segment reported a 29.3% increase in net sales compared to the corresponding period in the prior year primarily due to a higher level of support for and production of TUAV systems for the U.S. Army, and higher sales volume from the C-17 Maintenance Training System program.  For the nine months ended September 30, 2004, the Company’s income from continuing operations before income taxes increased to $35,415,000, which was 164.5% higher than the same period in 2003.  This increase includes $19,861,000 and $1,162,000 higher pretax income from the Company’s Defense and Energy segments, respectively.  In addition, pretax costs grouped under the heading Other during the nine months ended September 30, 2004 were $1,002,000 lower than the corresponding period of the prior year due, in part, to severance costs incurred in 2003 as the result of closing and relocating the Company’s corporate headquarters from New York City to Hunt Valley, Maryland, in October 2003.  In addition to higher sales volume and operating margins, the following factors contributed to the increase in pretax income for the Defense segment:

•	recognition of $6,500,000 of pretax profit due to the favorable resolution of production efficiencies and technical risks experienced on a certain contract;

•

accrual of $3,400,000 of anticipated award fee revenue and pretax income in 2004 since the Company now has sufficient historical performance to provide a reasonable basis to estimate future revenue and income (prior to 2004, such revenue and income was recorded for this program upon notification of the award evaluation); and

•	reduction of the accumulated postretirement benefit obligation which lowered net periodic benefit cost by $315,000 resulting from recording the effects of the Medicare Act of 2003.

These favorable items were partially offset by a $780,000 charge related to the discovery and correction in the third quarter of 2004 of the cumulative effect of overstated revenue and related unbilled accounts receivable that occurred during the years 1998 through 2003.

Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2004	2003	2004	2003

Defense	$90,143	$62,242	$266,510	$206,132
Energy	8,576	7,031	23,417	21,620

Total	$98,719	$69,273	$289,927	$227,752

The Company’s net sales increased $29,446,000, or 42.5%, in the third quarter of 2004 compared to the same period in 2003, including higher net sales in the Defense and Energy segments of $27,901,000, or 44.8%, and $1,545,000, or 22.0%, respectively.  The increase in net sales in the Defense segment is primarily due to a greater level of production of and support for TUAV systems, including approximately $6,989,000 higher sales generated as the result of providing support for TUAV systems deployed in Operation Iraqi Freedom.  Also contributing to the increase was approximately $3,100,000 higher volume from the C-17 Maintenance Training System program.  In addition, approximately $900,000 of award fee revenue and income was recorded in the third quarter of 2004 related to the Company’s C-17 Maintenance Training System program compared to no such revenue and income in the same period in 2003.  Beginning in 2004, the Company is accruing anticipated award fees for this program now that historical performance has provided a reasonable basis to estimate future revenue and income.  Prior to 2004, the Company recorded such revenue and income for its C-17 Maintenance Training System program upon notification of the award evaluation.  The favorable impact of these items was partially offset by a charge of approximately $780,000 related to the discovery and correction in the third quarter of 2004 of the cumulative effect of overstated revenue and related unbilled accounts receivable that occurred during the years 1998 through 2003.

The Company’s net sales increased $62,175,000, or 27.3%, during the nine months ended September 30, 2004 compared to the same period in 2003, including higher net sales in the Defense and Energy segments of $60,378,000, or 29.3%, and $1,797,000, or 8.3%, respectively.  The increase in net sales in the Defense segment is primarily due to higher volume from the Company’s TUAV program, including approximately $24,419,000 higher sales generated as the result of a higher level of support for TUAV systems deployed in Operation Iraqi Freedom.  Also contributing to the increase was approximately $10,500,000 higher sales volume from its C-17 Maintenance Training System program.  Additionally, in the first nine months of 2004, the Company recorded approximately $3,400,000 of award fee revenue and income related to its C-17 Maintenance Training System program compared to no such revenue and income for the nine months ended September 30, 2003.  The favorable impact of these items was partially offset by a charge of approximately $780,000 related to the discovery and correction in the third quarter of 2004 of the cumulative effect of overstated revenue and related unbilled accounts receivable that occurred during the years 1998 through 2003.

Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2004	2003	2004	2003

Defense	$20,353	$12,537	$58,550	$38,243
Energy	3,300	3,003	9,013	8,848

Total	$23,653	$15,540	$67,563	$47,091

The Company’s gross profit for the three months ended September 30, 2004 increased $8,113,000, or 52.2%, compared to the corresponding period in the prior year, including higher gross profit of $7,816,000 and $297,000 for the Defense and Energy segments, respectively.  The increase in gross profit for the Defense segment was generally due to higher sales volume for its UAV and C-17 Maintenance Training System programs and to approximately $2,100,000 of additional profit related to the favorable resolution of production efficiencies and technical risks experienced on a certain contract.  In addition, the Company recorded approximately $900,000 of award fee income related to its C-17 Maintenance Training System program in the third quarter of 2004 compared to no such income during the like period in 2003, as discussed in “Net Sales” above.  The favorable impact of these items was partially offset by a charge of approximately $780,000 related to the discovery and correction in the third quarter of 2004 of the cumulative effect of overstated revenue and related unbilled accounts receivable that occurred during the years 1998 through 2003.  Pension expense included in cost of sales in the Defense segment increased $140,000 to $1,755,000 in the third quarter of 2004, from $1,615,000 in the third quarter of 2003.

The Company’s gross profit for the nine months ended September 30, 2004 was $20,472,000, or 43.5%, higher than the corresponding period in the prior year, including $20,307,000, or 53.1%, and $165,000, or 1.9%, higher gross profit in the Defense and Energy segments, respectively.  The increase in gross profit for the Defense segment was primarily attributable to higher sales volume from its TUAV and C-17 Maintenance Training System programs, and to approximately $6,500,000 of additional profit due to the favorable resolution of production efficiencies and technical risks experienced on a certain contract.  In addition, as discussed in “Net Sales” above, the Company recorded approximately $3,400,000 of award fee income related to its C-17 Maintenance Training System program in the first nine months of 2004 compared to no such income during the like period in 2003.  The favorable impact of these items was partially offset by a charge of approximately $780,000 related to the discovery and correction in the third quarter of 2004 of the cumulative effect of overstated revenue and related unbilled accounts receivable that occurred during the years 1998 through 2003, and an additional $1,200,000 loss in the first nine months of 2004 related to a particular fixed price development Defense segment contract that is now nearing completion. The Company recorded a $900,000 loss related to this contract during the corresponding period of 2003.  For the nine months ended September 30, 2004, pension expense included in cost of sales in the Defense segment was $4,424,000, a decrease of $421,000 compared to pension expense of $4,845,000 in the corresponding period of 2003.

Selling and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2004	2003	2004	2003

Defense	$9,789	$8,912	$26,806	$27,023
Energy	1,751	1,889	5,305	5,627
Other	—	363	—	366

Total	$11,540	$11,164	$32,111	$33,016

Selling and administrative expenses in the third quarter of 2004 increased by $376,000 compared to the third quarter of 2003, including an increase of $877,000 in the Defense segment, partially offset by a decrease in Other and the Energy segment of $363,000 and $138,000, respectively.  The increase in selling and administrative expenses in the Defense segment was primarily due to higher research and development costs, and the timing of certain bid and proposal costs.  However, selling and administrative expenses as a percent of net sales for the Defense segment decreased in the third quarter of 2004 to 10.9% from 14.3% in the third quarter of the prior year, as such costs did not increase ratably with the increase in sales volume.  Selling and administrative expenses grouped under the heading Other in the third quarter of 2003 primarily represent severance costs incurred in connection with closing and relocating the Company’s corporate headquarters from New York City to Hunt Valley, Maryland, in October 2003.

Selling and administrative expenses for the nine months ended September 30, 2004 decreased $905,000 compared to the first nine months of 2003, including $366,000, $322,000 and $217,000 lower costs for Other, the Energy segment and the Defense segment, respectively.  Selling and administrative expenses grouped under the heading Other for the nine months ended September 30, 2003 primarily represent severance costs incurred in connection with closing and relocating the Company’s corporate headquarters from New York City to Hunt Valley, Maryland, in October 2003.  The decrease in selling and administrative expenses for the nine months ended September 30, 2004 compared to the same period in the prior year in the Energy segment is primarily due to a $425,000 increase in pension income, and the decrease in the Defense segment is primarily due to higher research and development costs, and bid and proposal costs incurred in the prior year in pursuit of a significant proposal opportunity.  For the nine months ended September 30, 2004, the Company’s selling and administrative expenses as a percent of net sales decreased to 11.1% from 14.5% in the same period of the prior year as such costs did not increase ratably with the increase in sales volume.

Interest Expense

For the three-month and nine-month periods ended September 30, 2004, interest expense was higher than the corresponding periods in the prior year primarily due to the issuance and sale of the 3.75% Convertible Senior Notes on September 15, 2004.  The Company expects to incur approximately $4,500,000 of additional interest expense per year as long as the $120,000,000 aggregate principal amount of the 3.75% Convertible Senior Notes remains outstanding.

Funded Backlog

(Dollars in thousands)	September 30, 2004	December 31, 2003

Defense	$322,884	$318,307
Energy	7,736	4,880

Total	$330,620	$323,187

For the nine months ended September 30, 2004, the Company’s funded backlog, defined as orders placed for which funds have been appropriated or purchase orders received, increased $7,433,000 or 2.3%, including increases in the Defense and Energy segments of $4,577,000 and $2,856,000, respectively.  The increase in funded backlog for the Defense segment was primarily due to the receipt of $115,454,000 of orders during the third quarter of 2004, the more significant of which were for continued logistical support for TUAV systems deployed in Operation Iraqi Freedom and for the C-17 Maintenance Training System program.  In addition, this amount includes approximately $6,600,000 of orders awarded by the U.S. Defense Department under a new contract to provide logistical support for biological detection systems at U.S. facilities around the world.

Discontinued Transportation Operations

In connection with the discontinued transportation operations, AAI owns a 35% share of Electric Transit, Inc. (“ETI”).  Skoda a.s. (“Skoda”), a Czech company, owns the remaining 65% share of ETI.  ETI’s one remaining production contract with the San Francisco Municipal Railway (“MUNI”) involves the design and manufacture of 273 electric trolley buses (“ETBs”).  In executing its contract with MUNI, ETI has entered into subcontracts with AAI, certain Skoda operating affiliates and others. Both AAI and the Skoda operating affiliates have essentially completed their initial delivery requirements and are now subject to warranty requirements.  As of April 13, 2004, ETI had delivered all 273 ETBs in discharge of its delivery obligations under the MUNI contract.  By the end of 2004, it is anticipated that ETI will have substantially completed a retrofit program that incorporates final design changes for many of the previously delivered buses.

The ability of ETI to satisfy its remaining obligations is, in part, dependent on the performance of other parties, including AAI, the Skoda operating affiliates and other subcontractors.  Thus, the ability to timely perform under the MUNI contract is, to a significant extent, outside of ETI’s control.  Skoda’s operating affiliates have delivered products and services under their subcontracts with ETI through October 2004.  Following Skoda’s bankruptcy declaration in 2001 in the Czech Republic, effective as of 2002, AAI began recording 100%, instead of 35%, of ETI’s losses in accordance with equity method accounting rules applicable to minority shareholders.  Although AAI has substantially completed performance on its subcontract with ETI on the MUNI contract, AAI has continued to provide ETI with personnel in order to enable ETI to satisfy its remaining commitments to MUNI.

There were no sales in the discontinued transportation operations during the nine months ended September 30, 2004, as AAI’s subcontract with ETI was essentially complete.  Sales were $3,870,000 and $12,013,000 for the three months and nine months ended September 30, 2003, respectively.

For the three months ended September 30, 2004, the loss before income taxes for the Company’s discontinued transportation operations was $421,000, a decrease of $25,345,000 compared to the corresponding period in the prior year. The results for the third quarter of the prior year include a pretax loss of $23,994,000 primarily for the loss estimated at that time to be incurred by ETI to complete the production and warranty phases of its one remaining contract to provide ETBs to MUNI, $1,392,000 of costs related to idle capacity at AAI’s leased transportation facility, and $376,000 of the Company’s general and administrative expenses related to the discontinued transportation operations.  For the nine months ended September 30, 2004, the loss before income taxes was $1,444,000, a decrease of $27,799,000 compared to the corresponding period in the prior year.  The results for the first nine months of the prior year include a pretax loss of $24,389,000 primarily related to the future contract losses estimated at that time to be incurred by ETI to complete the electric trolley bus contract with MUNI, $3,572,000 of costs related to idle capacity at AAI’s leased transportation facility, and $1,281,000 of the Company’s general and administrative expenses related to the discontinued transportation operations.

For additional information regarding the discontinued transportation operations, see Note L to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Cash and cash equivalents increased $78,363,000 during the nine months ended September 30, 2004 to $102,501,000.  For the first nine months of 2004, net cash provided by operating activities of the Company’s continuing operations was $4,917,000, which was partially offset by net cash used in operating activities of the discontinued operations of $4,051,000.  Net cash used in investing activities was $2,864,000, primarily for purchases of property and equipment. Net cash provided by financing activities for the nine months ended September 30, 2004 was $80,361,000, including approximately $92,044,000 of net proceeds from the issuance and sale of the 3.75% Convertible Senior Notes after the concurrent repurchase of 850,400 shares of Common Stock for $24,356,000 and deducting $3,600,000 of investment banking fees associated with the sale.  Financing activities also included $3,352,000 of cash receipts from the exercise of stock options, partially offset by $10,486,000 of cash used for the repurchase of the Company’s Common Stock under its previously announced repurchase programs, $3,881,000 of cash used for the payment of dividends, and $668,000 used for the repayment of long-term debt related to the financing of AAI’s new enterprise resource planning information system (“ERP System”).  Changes in operating assets and liabilities of the Company’s continuing operations used cash of $25,671,000 during the nine months ended September 30, 2004, including an increase in accounts receivable of $22,030,000 primarily due to significant billings at the end of the quarter, an increase in inventory of $19,501,000 due to higher production levels as well as a temporary deferral in certain billing milestones, an increase in prepaid expenses and other current assets of $754,000, and a net decrease in long-term liabilities and other assets - net of $487,000, partially offset by increases in accounts payable of $5,344,000, customer advances of $3,897,000, Federal income taxes payable of $3,551,000, employee compensation accruals of $3,215,000, and other current liabilities of $1,094,000.

The Company does not anticipate having to contribute cash to the UIC Retirement Pension Plan during 2004.  However, the Company expects to contribute $36,000 to the union plan in the Energy segment during the remainder of 2004.

The Company currently has no significant fixed commitments for capital expenditures except for the implementation of a new ERP System.  The Company expects to acquire approximately $5,300,000 of capital assets and incur approximately $3,000,000 of other costs related to this implementation.  In connection with this project, the Company has entered into a three-year financing arrangement with Oracle Credit Corporation, which commenced on July 1, 2004, that covers the cost of software, hardware, certain consultants and maintenance fees, and will result in quarterly cash payments of approximately $330,000 during the period July 1, 2004 through April 1, 2007.  As of September 30, 2004, the Company has capitalized approximately $2,600,000 related to this ERP System project.  The cash required to completely exit the discontinued transportation operations subsequent to September 30, 2004, is expected to be approximately $9,000,000 through 2008, of which $3,000,000 is expected to be expended during the remainder of 2004.  This amount includes AAI’s agreements with MUNI, but excludes legal fees to be incurred in connection with defending claims made against AAI by ALSTOM related to the sale of certain transportation contracts in 2002, as well as legal fees to be incurred related to claims made by AAI in pursuit of payment under a surety bond (see Note L to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of the ALSTOM claims).  No assurances can be given, however, as to the actual amount of the Company’s liability to exit the discontinued transportation operations.

The Board of Directors of the Company authorized the repurchase of up to $20,000,000 of the Company’s Common Stock through November 11, 2005.  The exact number of shares to be repurchased will depend on market conditions.  During the first nine months of 2004, the Company repurchased 560,100 shares of Common Stock under the plan for an aggregate amount of $10,486,000, or $18.72 per share.  Considering prior year purchases, approximately $3,478,000 remains available for future purchases under this authorization.

In September 2004, United Industrial issued and sold $120,000,000 aggregate principal amount of 3.75% Convertible Senior Notes.  The Company intends to use the balance of the net proceeds for potential acquisitions and general corporate purposes.  The Company is evaluating and expects to continue to evaluate and engage in discussions regarding potential acquisitions.  However, the Company currently has not entered into any agreements or commitments to make any acquisitions.  Pending such uses, the Company is investing the balance of the net proceeds in short-term, interest-bearing investments.  As a result of the issuance and sale of the 3.75% Convertible Senior Notes, the Company anticipates that it will have to make additional interest payments of approximately $4,500,000 per year as long as the $120,000,000 aggregate principal amount remains outstanding.  In addition, the Company incurred approximately $1,000,000 of professional and printing fees in connection with the issuance and sale that were not paid as of September 30, 2004.

On June 28, 2001, the Company and certain of its subsidiaries entered into a Loan and Security Agreement (the “Credit Agreement”) with Bank of America Business Capital (formerly Fleet Capital Corporation), secured by all of the assets of the Company and such subsidiaries.  The Credit Agreement had an original term of three years and provides for letters of credit and cash borrowings, subject to a borrowing base.  The Credit Agreement provides for up to $25,000,000 of credit advances, with a sub limit of $10,000,000 for cash borrowings.  Credit advances may increase to $32,000,000 provided that amounts in excess of $25,000,000 are cash-collateralized.  At September 30, 2004, there were no cash borrowings under the Credit Agreement.  The letter of credit obligations outstanding at September 30, 2004 under the Credit Agreement were $6,654,000, which results in approximately $18,346,000 available for borrowings under the Credit Agreement.  On May 18, 2004, the Credit Agreement was further amended to, among other things, extend its original term from a June 28, 2004 maturity date to March 31, 2005, eliminate a $6,000,000 borrowing base reserve, modify certain of the existing financial covenants, and establish a new covenant limiting the net cash payments relating to the Company’s discontinued transportation operations to $11,500,000 for the year ending December 31, 2004 and $6,000,000 for the year ending December 31, 2005.  On August 16, 2004, the Credit Agreement was further amended to increase the amount of the Company’s Common Stock that may be repurchased from $20,000,000 to $30,000,000.  On September 8, 2004, in connection with the issuance and sale of the 3.75% Convertible Senior Notes, the Credit Agreement was again amended to, among other things, (i) permit the Company to incur the additional indebtedness as a result of the sale of the 3.75% Convertible Senior Notes, (ii) increase the amount of the Company’s Common Stock that may be repurchased from $30,000,000 to $55,000,000, of which $25,000,000 may only be used from the net proceeds of the sale of the 3.75% Convertible Senior Notes, (iii) establish a new covenant prohibiting the Company from making certain cash payments under the 3.75% Convertible Senior Notes unless the Company is in compliance with certain financial covenants and maintains a liquidity measure as defined in the amendment of not less than $15,000,000, (iv) eliminate a reserve applied to the cash borrowing sub limit, and (v) modify certain of the financial covenants and change the definition of the Consolidated Fixed Charge Coverage Ratio (defined as the ratio of EBITDA divided by fixed charges, each as defined) to include certain voluntary principal payments and all interest payments under the 3.75% Convertible Senior Notes in the calculation of fixed charges.  Management believes that the Company will be successful in its ability to negotiate a new financing arrangement in the future with Bank of America Business Capital or another party.  However, no assurances can be given as to whether the Company will be able to obtain new financing.

Detroit Stoker also has a $2,000,000 unsecured line of credit with a bank that may be used for cash borrowings or letters of credit.  The term of this financing arrangement, previously set to expire on July 1, 2004, was extended for one year and expires on July 1, 2005.  At September 30, 2004, Detroit Stoker had no cash borrowings and $816,000 of letters of credit outstanding, which results in approximately $1,184,000 available for borrowings under the line of credit.

Based on the remaining net proceeds from the issuance and sale of the 3.75% Convertible Senior Notes, the existing Credit Agreement and current initiatives and operations, the Company expects that available cash and existing lines of credit will be sufficient to meet its cash requirements for the next twelve months.

On April 15, 2004, the Company entered into a contract to sell approximately 26 acres of undeveloped property adjacent to its Hunt Valley, Maryland facility for $8,000,000. Closing is expected to occur no later than January 14, 2005.  However, the Company can elect to accelerate the closing. By contract, the Company has received a non-refundable $150,000 deposit. No assurances can be given, however, as to whether the contract will be closed or the timing of the sale.

In accordance with its previously disclosed strategic initiatives, the Company is exploring the sale of non-core assets, seeking to maximize efficiency, and considering select acquisitions to grow its core defense businesses.  Accordingly, in October 2003 the Company engaged Imperial Capital LLC to assist the Company in a potential sale of the Detroit Stoker Energy segment.  No assurances can be given regarding whether Detroit Stoker will be sold or the timing or proceeds from any such sale.

Contingent Matters

Off-Balance Sheet Arrangements

In connection with certain contracts, United Industrial’s operating subsidiaries have committed to certain performance guarantees. The ability to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the United Industrial’s operating subsidiaries are unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company’s results of operations, liquidity or financial position. United Industrial’s operating subsidiaries monitor the progress of their partners and subcontractors, and United Industrial does not believe that the performance of these partners and subcontractors will adversely affect these contracts as of September 30, 2004. No assurances can be given, however, as to the liability of United Industrial’s operating subsidiaries if partners or subcontractors are unable to perform their obligations.

Other Contingent Matters

The Company is involved in various lawsuits and claims, including asbestos-related litigation and one environmental matter.  Except as set forth in Note L to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q, there have been no material changes in litigation since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2003.  For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and to Note L to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period.  Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas.  Actual results could differ from these estimates.

There have been no revisions to the Critical Accounting Policies as filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Developments

See Note E to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting developments.

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

On September 15, 2004, the Company issued and sold $120,000,000 of 3.75% Convertible Senior Notes.  Several features contained in the indenture governing the 3.75% Convertible Senior Notes are considered embedded derivative instruments, including the Conversion feature, Repurchase Event Make-Whole Premium, Contingent Interest, and the Make-Whole Interest Payment, each of which is discussed below and in Note G to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.  The Company is accounting for these embedded derivative instruments pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related amendments and guidance.  The Contingent Interest and Make-Whole Interest Payment features were bifurcated from the 3.75% Convertible Senior Notes and are being accounted for separately as derivative instruments.  The aggregate fair value assigned to these embedded derivatives initially and at September 30, 2004 was approximately $530,000.  The Company will record gains or losses in its Consolidated Condensed Statements of Operations for changes in the fair value of each of these embedded derivatives.  The Conversion feature and Repurchase Event Make-Whole Premium feature were not required to be bifurcated and separately accounted for as derivative instruments.

Each of the embedded derivatives may result in certain payments to the holders of the 3.75% Convertible Senior Notes, as described below:

Conversion Feature

The 3.75% Convertible Senior Notes are convertible into shares of the Company’s Common Stock prior to stated maturity at an initial conversion rate, subject to adjustment, of 25.4863 shares per $1,000 principal amount of the 3.75% Convertible Senior Notes (equal to an initial conversion price of approximately $39.24 per share) under certain circumstances.  Upon conversion, the Company may choose to deliver, in lieu of shares of the Company’s Common Stock, cash or a combination of cash and shares of the Company’s Common Stock.  If converted at the initial conversion price of $39.24, the Company could elect to issue to the holders of the 3.75% Convertible Senior Notes 3,058,356 shares of the Company’s Common Stock, $120,000,000, or a combination thereof.

Repurchase Event Make-Whole Premium

If any of the holders of the 3.75% Convertible Senior Notes elect to require the Company to repurchase any of their outstanding holdings as the result of a Repurchase Event that occurs prior to September 15, 2009, the Company will pay at its option in cash, in shares of Common Stock, or a combination thereof to such holders a Repurchase Event Make-Whole Premium.  The amount of the Repurchase Event Make-Whole Premium is equal to the principal amount of the notes multiplied by a specified percentage. The maximum Repurchase Event Make-Whole Premium will occur if a Repurchase Event occurs during the first year the 3.75% Convertible Senior Notes are outstanding and the average of the closing sale prices of the Company’s Common Stock for a specified period is $40.00 per share.  In this event, the Repurchase Event Make-Whole Premium would be $20,880,000.

Contingent Interest

The Company will pay Contingent Interest to the holders of the 3.75% Convertible Senior Notes during any six-month interest period from March 15 to September 14, and from September 15 to March 14, commencing with the six-month period starting September 15, 2009, if the average market price of the 3.75% Convertible Senior Notes for the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the 3.75% Convertible Senior Notes.  The amount of Contingent Interest payable in respect of any six-month period will equal 0.23% of the average market price of the 3.75% Convertible Senior Notes for the specified period referred to above.  For example, if the average market price of the 3.75% Convertible Senior Notes is 120% of the principal amount for the specified period then the aggregate annual amount of Contingent Interest would be $552,000.

Make-Whole Interest Payment

The Company may also elect to automatically convert some or all of the outstanding 3.75% Convertible Senior Notes on or prior to maturity if the closing price of its Common Stock has exceeded 150% of the conversion price for a specified period prior to the notice of its election to automatically convert.  If such an Automatic Conversion occurs on or prior to September 15, 2009, the Company will pay a Make-Whole Interest Payment at the time of conversion in cash or, at its option, in shares of Common Stock, equal to five full years of interest, less any interest actually paid or provided for prior to Automatic Conversion.  For example, if the Company has the ability and elects to automatically convert the 3.75% Convertible Senior Notes after two interests payments have been made then the Make-Whole Interest Payment would be $18,000,000.  At the Company’s option, the Make-Whole Interest Payment is payable in cash or the Company’s Common Stock valued at 95% of the average of the closing price of the Common Stock for a specified period.

The interest rate on the 3.75% Convertible Senior Notes is fixed and, accordingly, not affected by changes in interest rates. However, if interest rates decline, the interest paid by the Company on the 3.75% Convertible Senior Notes could be at above market rates.  The Company has agreed to file a shelf registration statement with the Securities and Exchange Commission within 90 days of September 15, 2004, and to use its reasonable best efforts to cause such registration statement to become effective within 210 days of September 15, 2004.  If such registration statement is not filed by December 15, 2004, or such registration statement does not become effective by April 15, 2005 (each a “Registration Default”), additional interest will be paid to the holders of the 3.75% Convertible Senior Notes at the annual rate of 0.25%, or up to $75,000 for the first 90 days after any such Registration Default, and thereafter at an annual rate of 0.50%, or $600,000 per year, until the events are satisfied.

Item 4. - Controls and Procedures

(a)

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2004.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

(b)

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

Reference is made to the information contained in the section entitled “Contingent Matters” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth above and to Note L to the Consolidated Condensed Financial Statements included herein, which information is incorporated herein by reference.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

For information regarding the Company’s purchases of its equity securities, please reference Note O to the Consolidated Condensed Financial Statements included herein, which information is incorporated herein by reference.

Item 6. - Exhibits

10.1	Indenture dated as of September 15, 2004 by and among the Registrant, AAI Corporation and U.S. Bank National Association, as trustee. (1)

10.2

Registration Rights Agreement dated as of September 15, 2004 by and among the Registrant and AAI Corporation, and UBS Securities LLC and the other initial purchaser named in the Purchase Agreement, dated September 9, 2004 among the Registrant, AAI Corporation and the initial purchasers, for whom UBS Securities LLC is acting as representative. (2)

10.3

Tenth Amendment to the Loan Agreement dated as of September 8, 2004 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation (currently known as Bank of America Business Capital), as Lender. (3)

10.4	Employment Agreement, dated August 17, 2004, between the Registrant and Jonathan A. Greenberg. (4)

10.5

Ninth Amendment to the Loan Agreement dated as of August 16, 2004 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation (currently known as Bank of America Business Capital), as Lender. (5)

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer of the Company.

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer of the Company.

32.1	Section 1350 Certification of the Chief Executive Officer of the Company.

32.2	Section 1350 Certification of the Chief Financial Officer of the Company.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2004.

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2004.

(4)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2004.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INDUSTRIAL CORPORATION

Date: November 9, 2004	By:	/s/ JAMES H. PERRY

James H. Perry Chief Financial Officer, Vice President and Treasurer (as duly authorized officer and principal accounting officer)

INDEX OF EXHIBITS FILED HEREWITH

Exhibit No.

31.1	Rule 13a - 14(a) Certification of the Chief Executive Officer of the Company.

31.2	Rule 13a - 14(a) Certification of the Chief Financial Officer of the Company.

32.1	Section 1350 Certification of the Chief Executive Officer of the Company.

32.2	Section 1350 Certification of the Chief Financial Officer of the Company.