Form 10-K
period 2004-12-31
UNITED INDUSTRIAL CORP /DE/
filed 2005-03-16
CIK 101271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  1-4252

UNITED INDUSTRIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2081809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

124 Industry Lane
Hunt Valley, Maryland	21030
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(410) 628-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  ☒ Yes   ☐ No

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the registrant’s common stock on the New York Stock Exchange on such date, was $302,908,295.

On March 1, 2005, the registrant had outstanding 12,327,151 shares of common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the registrant’s 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

UNITED INDUSTRIAL CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

Forward-Looking Statements and Important Factors

This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements which include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. These forward-looking statements are subject to risks and uncertainties, which could cause the actual results or performance of United Industrial Corporation (“United Industrial”) and its subsidiaries (collectively, the “Company”) to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following:

•       the Company’s successful execution of internal performance plans;

•       performance issues with key suppliers, subcontractors and business partners;

•       the ability to negotiate financing arrangements with lenders;

•       the outcome of current and future litigation;

•       the accuracy of the Company’s analysis of its potential asbestos-related exposure and insurance coverage;

•       product demand and market acceptance risks;

•       the effect of economic conditions;

•       the impact of competitive products and pricing;

•       product development, commercialization and technological difficulties;

•       capacity and supply constraints or difficulties;

•       legislative or regulatory actions impacting the Company’s Defense segment, Energy segment and discontinued transportation operation;

•       changing priorities or reductions in the U.S. Government defense budget;

•       contract continuation and future contract awards; and

•       U.S. and foreign military budget constraints and determinations.

The Company intends that all forward-looking statements it makes will be subject to the safe harbor protection of the federal securities laws found in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

ITEM 1. BUSINESS

Business Overview

The Company designs, develops, manufactures and supports defense systems and training and test systems. The Company is committed to creating innovative solutions, disciplined program management and continuous operational improvements. Its products include unmanned aerial vehicles (“UAVs”), engineering and logistics services, training and simulation systems, and automated aircraft test and maintenance equipment. The Company also manufactures combustion equipment for biomass and refuse fuels.

The continuing operations of the Company consist of two business segments: Defense and Energy. Costs related to the continuing operations that are not identified with the two business segments are grouped under the heading Other. The operations of the Defense and Energy segments are conducted principally through two wholly-owned subsidiaries, AAI Corporation and its subsidiaries (“AAI”) and Detroit Stoker Company (“Detroit Stoker”), respectively. The Company has a transportation operation that is accounted for as discontinued operations.

The Company’s corporate headquarters and administrative offices are located in Hunt Valley, Maryland.

Description of Business

Business Segments

The following discussion provides a general description of the Company’s business taken as a whole, focusing on both of the Company’s business segments. For 2004, 2003, and 2002, the Defense segment accounted for 92.2%, 90.8% and 88.6% of total consolidated net sales from continuing operations, respectively, and the Energy segment accounted for 7.8%, 9.2% and 11.4% of total consolidated net sales from continuing operations, respectively. The Company’s discontinued transportation operation is discussed separately, following each of the business segments.

Financial Information Relating to Business Segments

For financial information about each business segment, including net sales, income before taxes, and total assets, see Note 12 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Defense Segment

AAI develops, manufactures, and supports UAV systems; electronic warfare (“EW”) test and training systems; training simulators for combat systems and aircraft maintenance; boresight equipment; automated test systems for avionics; and leading-edge technologies. In addition, AAI provides sophisticated engineering, logistics, and maintenance services to the U.S. Department of Defense and other customers which complement AAI’s key product platforms, as well as those of other original equipment manufacturers. The U.S. Government, principally the U.S. Department of Defense, is the Company’s main customer.

AAI’s products and services designed for military customers include:

•       the Shadow 200 Tactical Unmanned Aerial Vehicle (“TUAV”) system, the U.S. Army’s TUAV platform;

•       specialized engineering and logistics services for the defense and aerospace industry like those designed by the Company to increase the flexibility and mobility of the U.S. Air Force’s C-17 aircraft Maintenance Training System program, and to provide support for joint service biological detection systems;

•       the AN/USM-670 Joint Service Electronic Combat Systems Tester (“JSECST”), which is employed by all U.S. military branches to ensure optimal airborne electronic warfare operations;

•       permanently installed radar stimulator/simulators for naval ships; and

•       the PDCue counter sniper systems and next generation family of high-performance, lightweight weapons.

AAI’s other products are utilized by numerous military and commercial customers worldwide, offer superior test and maintenance capabilities for the F-16 aircraft, many Boeing airframes, various General Electric and Pratt & Whitney aircraft engines, and other aviation equipment. AAI also supplies its high quality test equipment to provide depot maintenance services to domestic and foreign military aviation customers.

In 2004, 2003 and 2002, approximately 91%, 80% and 77%, respectively, of AAI’s total net sales consisted of production, logistical services and research and development under defense contracts with the U.S. Government. International defense contracts, including foreign military sales through the U.S. Government, accounted for 7%, 12%, and 20% of AAI’s total net sales in 2004, 2003 and 2002, respectively. These contracts generally related to UAV, test, and training systems for foreign governments. No single customer other than the U.S. Government accounted for ten percent or more of AAI’s total net sales during 2004.

Sales to the U.S. Government normally carry a smaller profit margin than domestic and international commercial sales. Under certain circumstances as prescribed by the Federal Acquisition Regulations (“FAR”), the U.S. Government may be entitled to a price re-determination and may also terminate contracts at its option. These risks are mitigated by protections on AAI’s intellectual property, substantial requirements on the U.S. Government to meet certain specific criteria in the FAR, and by AAI working closely with its customers to ensure AAI meets their expectations.

AAI’s operations are primarily focused on the following product lines of the defense industry:

•       Unmanned Aerial Vehicles

In the UAV business area, AAI is one of the few companies to have entered full-rate production and successfully fielded operational UAV systems for the U.S. Department of Defense. AAI first began development work in the UAV product line in 1985, producing the highly successful RQ-2 Pioneer UAV (“Pioneer”). The Pioneer was employed by the United States in Operation Desert Storm and in the conflicts in Somalia and Bosnia, and is currently being used by the U.S. Marines in Operation Iraqi Freedom. In 1999, AAI was awarded a contract to provide the next generation of tactical UAVs to the U.S. Army, the RQ-7 Shadow 200 TUAV. Since 1999, AAI has been awarded additional production contracts and various support service contracts for TUAVs. The RQ-7 Shadow 200 TUAV is currently deployed in support of military units in Operation Iraqi Freedom. In addition, AAI has other UAV systems and products that it has fielded with international customers.

In 2004, 2003 and 2002, net sales of UAVs contributed approximately 52.9%, 39.1% and 35.0% of total consolidated net sales from continuing operations, respectively.

Major competitors in this area include Northrop Grumman Corporation, General Atomics Aeronautical Systems, Inc., Sagem SA, and Israel Aircraft Industries.

•       Services

AAI provides sophisticated engineering, logistics, and maintenance services to the U.S. Department of Defense and other customers which complement AAI’s key product platforms, as well as those of other original equipment manufacturers through its wholly-owned subsidiary, AAI Services Corporation (“AAI Services”). In the engineering and maintenance services product line, AAI Services’ flagship program is the C-17 Maintenance Training System program. AAI Services continues to modify two trainer suites to maintain concurrency with the C-17 aircraft production line. AAI Services has also built an additional suite of trainers for the Mississippi Air National Guard and is currently building a fourth suite of trainers for the Air Force at McGuire Air Force Base. AAI Services also provides operation and maintenance services to the Air Force, Navy, Marine Corps and the Army for a wide variety of operational systems including AAI’s Shadow 200 TUAV and the Pioneer UAV systems, as well as training systems such as the C-17 Maintenance Training System program, T-45 Ground Based Training System, Simulator for Electronic Combat Training (“SECT”) and Compass Call Mission Crew Simulator (“CCMCS”). Further, AAI Services provides support for joint service biological detection systems at more than 50 U.S. facilities throughout the U.S., Middle East, Europe and Asia. AAI Services also provides depot maintenance equipment and services to domestic and foreign military aviation customers.

In 2004, 2003 and 2002, net sales of AAI Services contributed 17.7%, 15.7% and 19.8% of total consolidated net sales from continuing operations, respectively.

Major competitors in AAI Services’ market include L-3 Communications Corporation, DynCorp, Cubic Corporation and Camber Corporation.

•       Test Systems

AAI develops, manufactures and supports (1) EW test systems, including the JSECST, which is employed by all U.S. military branches to ensure optimal airborne electronic warfare operations, (2) Advanced Boresight Equipment (“ABE”) systems, which align avionics and weapon systems on board military aircraft and helicopters and (3) radar stimulators, which realistically simulate threat signals to verify the operational status of radar warning receivers and associated cockpit displays and controls. The Company also offers development services to support the application of these products to specific aircraft or applications.

The JSECST is an organizational level (flight-line) test system that assures aircraft electronic warfare systems are ready for use. The JSECST product enjoys the benefit of having been selected as one of the U.S. Department of Defense’s Family of Testers. As a result, the JSECST is currently planned to support all U.S. military fighter aircraft. JSECST is a dominant product in the flight-line electronic warfare test market area. The Company’s current production orders are generally expected to be filled by the end of 2005.

The Model 527 Radar Simulator is a portable, radio-frequency signal generator that realistically simulates threat signals to verify the operational status of radar warning receivers and the associated cockpit displays and controls.

ABE is a gyro-stabilized, electro-optical, angular measurement system that is used to align avionics and weapon systems on board military aircraft and helicopters. The boresight equipment marketplace is very competitive and is dominated by AAI and its primary competitor, DRS Technologies, Inc. AAI’s gyroscopic-based boresight equipment market share is increasing as new aircraft requirements evolve, such as the C-17 Globemaster, EF2000 Eurofighter, MR2 Nimrod, AH-64 Apache, MH-60 Seahawk, AH-1Z Super Cobra and others that are currently supported by AAI’s ABE.

In 2004, 2003 and 2002, net sales of Test Systems contributed 10.1%, 15.5% and 12.9% of total consolidated net sales from continuing operations, respectively.

In the area of Test Systems, AAI competes with many large and small organizations that develop equipment for the U.S. Government and foreign military customers. The Company’s major competitors in the military test systems market include BAE Systems plc, DRS Technologies, Inc. and EDO Corporation.

•       Training Systems

AAI provides training systems to the U.S. Navy and international customers that allow for the training of Combat Information Center personnel and operators on their actual equipment. The sub-systems interface with the ship’s equipment to provide the stimulus needed to make the equipment behave as it would in actual situations.

AAI has been a leader in shipboard training and simulation systems for over 30 years, having produced its first systems, the 20B4 and 20B5 Pierside trainers, in the 1970’s. AAI currently provides the permanently installed radar stimulator/simulators for all ships in the U.S. Navy’s Battle Force Tactical Training (“BFTT”) System as well as the BFTT compatible portable Carry-On Combat Systems Trainers that are configurable to any combat ship.

AAI has developed 27 separate training sub-systems for the U.S. Navy to date and is currently producing these training sub-systems as needed for installation on U.S. Navy ships. AAI has produced approximately 420 sub-systems, which have been installed on 95 ships. Each training sub-system substantially consists of commercially available components and one custom interface, designed and built by AAI. AAI’s patented design dramatically reduces the costs of production and improves performance of the product. AAI is a sole-source provider of on-board training sub-systems for the radars, navigation equipment and tactical data link equipment currently in the U.S. Navy’s inventory. There are no known competitors in this area of training sub-systems.

AAI also has a leading position in the development of aircraft maintenance simulators for the U.S. Air Force, having produced trainers for the Boeing E-3 Airborne Warning and Control System, Northrop Grumman E-8 Joint STARS wide-area surveillance aircraft and Boeing C-17 Globemaster cargo aircraft.

In each of 2004, 2003 and 2002, net sales of training systems contributed less than 10% of total consolidated net sales from continuing operations.

Major competitors in the military training system market include Northrop Grumman Corporation, L-3 Communications Corporation, Rockwell Collins, Inc., and CAE Inc.

•       Advanced Programs

AAI investigates and responds to customers’ emerging needs or markets with a nimble, rapid advanced program team. Leveraging legacy technology, AAI is developing a gunfire detection system to counter snipers for the U.S. Marine Corps and a new lightweight machine gun family and requisite lightweight ammunition for the U.S. Army. Through technology and manufacturing licenses, AAI intends to develop, manufacture and support Patria Hagglunds Advanced Mortar System on the U.S. Army Future Combat System. As a subcontractor to the Mississippi Band of Choctaw Indians, AAI will develop, manufacture and support Modular Aviation Ground Support Equipment for the U.S. Army.

In each of 2004, 2003 and 2002, net sales of advanced programs contributed less than 10% of total consolidated net sales from continuing operations.

AAI’s administrative offices and its principal manufacturing and engineering facilities are located in Hunt Valley, Maryland.

Energy Segment

Detroit Stoker is a leading supplier of stokers and related combustion equipment for the production of steam used in heating, industrial processing and electric power generation around the world. Detroit Stoker offers a full line of stokers for burning bituminous and lignite coals, as well as biomass, municipal solid waste and industrial by-products. Detroit Stoker also provides auxiliary equipment and services, including fuel feed and ash removal systems, gas/oil burners and complete aftermarket services for its products. Detroit Stoker’s principal markets include the pulp and paper industry, public utilities industry, independent power producers industry, industrial manufacturing, and institutional and cogeneration facilities. Detroit Stoker’s products compete with those of several other manufacturers.

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

During the fourth quarter of 2004, Detroit Stoker developed a plan to streamline its operations. This plan, which was initiated in the first quarter of 2005, is expected to result in the elimination of approximately 30 production employees. Most of the manufacturing operations previously performed at Detroit Stoker’s facilities will be outsourced to lower-cost producers. As the result of the planned reduction in Detroit Stoker’s workforce, the Company recognized a curtailment charge in the Energy segment to accelerate the amortization of prior service costs and recognize enhanced benefits primarily for one of its pension benefit plans of approximately $1,959,000 in 2004. Other costs associated with Detroit Stoker’s restructuring plan will be paid and charged to operations in 2005 as the liabilities are incurred, which are estimated to be approximately $700,000. Detroit Stoker is continuing to evaluate additional measures to further reduce operating costs.

In 2002, Detroit Stoker ceased its foundry operation conducted by Midwest Metallurgical Laboratory, Inc., a former wholly-owned subsidiary of Detroit Stoker, and began purchasing its necessary castings from lower-cost sources. This decision improved operating margins. During 2002, Detroit Stoker incurred severance and other cash charges totaling $1,286,721, and wrote off the net book value of the assets related to its foundry facility of $3,420,245.

During the fourth quarter of 2003, as part of the Company’s previously disclosed strategy to explore the sale of non-core assets, the Company engaged Imperial Capital, LLC, an investment-banking firm, to act as exclusive financial advisor in connection with a possible transaction or series of transactions representing a merger, consolidation or any other business combination, sale of all or substantially all of the business, securities or assets of Detroit Stoker or any recapitalization or spin off or any transaction structured to substantially achieve the same result (“Transaction”). These activities are ongoing and no assurances can be given regarding whether a Transaction involving Detroit Stoker will occur or the timing or proceeds from any such Transaction.

Detroit Stoker’s administrative offices and its principal manufacturing operations are located in Monroe, Michigan.

Discontinued Transportation Operation

The Company has a transportation business that is accounted for as discontinued operations. For financial information regarding the discontinued transportation operation, see Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Since the sale of two transportation overhaul contracts to ALSTOM Transportation Inc. on July 26, 2002, the Company’s remaining transportation operation has been primarily in connection with Electric Transit, Inc. (“ETI”). AAI owns 35% of ETI, and Skoda a.s. (“Skoda”), a Czech company, owns the remaining 65% of ETI. During 2001, Skoda was declared bankrupt in the Czech Republic and has been unable to fund its obligations to ETI which are provided in the shareholders’ agreement with AAI.

During 2004, ETI fulfilled its initial delivery obligations and completed a retrofit program under its one remaining production contract, which was for the design and manufacture of 273 electric trolley buses (“ETBs”) for the San Francisco Municipal Railway (“MUNI”). In executing its contract with MUNI, ETI entered into major subcontracts with AAI, certain Skoda operating affiliates, and others. Both AAI and the Skoda operating affiliates have completed their delivery requirements and the Skoda operating affiliates are now subject to warranty requirements. Although AAI has completed performance on its subcontract with ETI on the MUNI contract, AAI has continued to provide ETI with personnel and other financial support in order to enable ETI to satisfy certain of its remaining commitments to MUNI.

As of April 22, 2004, ETI and MUNI executed an agreement to modify the original MUNI contract (“Modification No. 6”) under which MUNI relieved ETI of its warranty, performance and certain related bonding obligations, as well as other obligations under its ETB contract with MUNI, except for a defined scope of work related to modifications of ETB hardware. In connection with Modification No. 6, AAI executed a guaranty agreement with MUNI that assures performance of certain of ETI’s remaining contractual obligations to MUNI. In exchange for the guaranty and other consideration (including a cash payment of $500,000), AAI obtained a release from its subcontractor warranty and all further obligations under its subcontract with ETI.

Also related to the MUNI contract is AAI’s claim under a labor and materials bond for unpaid receivables totaling in excess of $47,000,000 (the maximum penal sum of the labor and materials bond) less AAI’s indemnity obligation to the surety of that bond for up to $14,800,000 (representing 35% of the original face value of the labor and materials bond (in proportion to AAI’s equity interest in ETI)). AAI’s payment rights under the labor and materials bond (among other claims) are currently at issue in a case before the Federal court in the Northern District of California. Prior to final adjudication of this case, there can be no assurances as to the amount or timing of a recovery by AAI, if any, on its claim on the labor and materials bond.

For a more complete description of the Company’s discontinued transportation operation, including its remaining commitments and contingencies, see Note 16 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Funded Backlog

The Company’s funded backlog, defined as orders placed for which funds have been appropriated or purchase orders received, by business segment at December 31, 2004 and 2003 was as follows:

	2004	2003
	(dollars in thousands)
Defense segment	$380,622	$318,307
Energy segment	7,296	4,880
Total	$387,918	$323,187

Except for approximately $46,077,000, substantially all of the funded backlog at December 31, 2004 is expected to be filled in 2005.

There was no backlog in the discontinued transportation operation at December 31, 2004 or 2003.

During 2004 and 2003, fixed price contract sales comprised 61% and 67% of Defense segment sales, respectively, and cost plus fee type contracts comprised 39% and 33% of Defense segment sales, respectively.

Patents

The Company’s subsidiaries own approximately 39 active U.S. patents, in addition to numerous foreign patents, relating to various product lines, including electronics, electro-mechanical systems, UAVs, ordnance, training and simulation systems, test equipment, hydraulics and stokers. In addition, there are many patents pending, both in the United States and internationally. There can be no assurance, however, as to how many of these patents will be issued as a result of these pending applications. No individual patent is considered to be of material importance to the Company or any of its business segments.

Research and Development

During 2004, 2003 and 2002, the Company’s Defense segment expended approximately $5,352,000, $4,865,000 and $4,431,000, respectively, on independent research and development of new products and improvements of existing products. In addition, the Defense segment was and is under contract, primarily with the U.S. Government, to conduct research and development. During 2004, 2003 and 2002, the Energy segment expended approximately $67,000, $148,000 and $157,000, respectively, on research and development of new products and improvements of existing products. All of these programs and funds to support such programs are sponsored by the subsidiary involved.

Employees

As of December 31, 2004, the Company had approximately 1,650 full-time employees. In the Defense segment, a union represented approximately 35 employees at that time under two separate collective bargaining agreements each expiring September 30, 2006. Additionally, a union represented approximately 40 other employees in the Energy segment as of December 31, 2004, under a collective bargaining agreement expiring January 26, 2005. On January 31, 2005, the Company and the union representing those employees in the Energy segment ratified a new agreement that expires on January 25, 2007. The Company considers its relations with employees to be satisfactory.

Financial Information Relating to Geographic Areas

For financial information about geographic areas, including net sales to foreign countries, see Note 12 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The Company had no significant foreign operations, and no significant long-lived assets outside of the United States at December 31, 2004.

Certification with the New York Stock Exchange

On July 8, 2004, the Company’s Chief Executive Officer (“CEO”) filed, with the New York Stock Exchange, the CEO certification regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards as required by Listed Company Manual Rule 303A.12.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports are available free of charge through the Company’s website at http://www.unitedindustrial.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. Information contained on the Company’s website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

These reports may also be obtained at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

The following table sets forth the principal properties owned or leased by the Company as of February 1, 2005.

Location	Principal Use	Approximate Area	Owned or Leased
1510 East First Street Monroe, MI	Machine shop, steel fabrication, engineering and sales facilities for Detroit Stoker	194,910 sq.ft. floor space on 14.4 acres of land (East Building)	Owned in fee
1426 East First Street Monroe, MI	Assembly, shipping and administrative facilities for Detroit Stoker	101,000 sq.ft. floor space on 2.2 acres of land (West Building)	Owned in fee
Industry Lane Hunt Valley, MD	Corporate headquarters, and manufacturing, engineering and administrative facilities for AAI	429,750 sq.ft. floor space on 38 acres of land	Owned in fee
318 Clubhouse Road Hunt Valley, MD	Office space for AAI	29,792 sq.ft.	Leased to December 31, 2009
300 Clubhouse Road Hunt Valley, MD	Manufacturing, engineering and administrative facilities for AAI	82,400 sq.ft.	Leased to April 30, 2005
10150 York Road Suite 200 Hunt Valley, MD	Office space for AAI	27,414 sq.ft.	Leased to March 31, 2010
3200 Enterprise Street Brea, CA	Manufacturing, engineering and administrative facilities for AAI	131,500 sq.ft.	Leased to April 2009
1235 S. Clark St. Suite 1100 Arlington, VA	Office space for AAI	4,426 sq.ft.	Leased to February 28, 2010
1601 Paseo San Luis Sierra Vista, AZ	Office space for AAI	3,400 sq.ft.	Leased to June 30, 2007
3501 Quadrangle Blvd. Suite 260 Orlando, FL	Office space for AAI	3,419 sq.ft.	Leased to February 28, 2010
4141 Colonel Glenn Hwy Beavercreek, OH	Office space for AAI	1,500 sq.ft.	Leased to July 31, 2006
555 Sparkman Drive Huntsville, AL	Office space for AAI	2,700 sq.ft.	Leased to January 14, 2006
Kenai, AK	Training school operated by AAI	Approximately 1 acre of land	Leased to November 6, 2027
2850 West 5th North Street Summerville, SC	Office space for AAI	15,100 sq.ft.	Leased to May 31, 2005

2745 West 5th North Street Summerville, SC	Warehouse for AAI	12,000 sq.ft.	Leased to November 30, 2005
1327 West 2550 South Ogden, UT	Office space and light manufacturing for AAI	7,500 sq.ft.	Leased to August 1, 2005
2735 West 5th North Street Summerville, SC	Office space and light manufacturing for AAI	59,000 sq.ft.	Leased to December 31, 2006
404 Industrial Road Suite 1 Choctaw, Mississippi	Engineering and manufacturing facility and office space for AAI	41,160 sq.ft.(1)	Leased to February 2008

(1)   Represents total square feet of space leased, including 35,790 square feet of shared space and 5,370 square feet of office space for AAI.

For information with respect to obligations for lease rentals, see Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Company considers its properties to be suitable and adequate for its present needs. The properties are being substantially utilized.

ITEM 3. LEGAL PROCEEDINGS

Information relating to legal proceedings and various commitments and contingencies is described in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K, and Note 16 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The Company’s par value $1.00 per share common stock (the “Common Stock”) currently trades on the New York Stock Exchange (“NYSE”) under the symbol “UIC”. The following table sets forth the high and low sales prices per share of Common Stock for each of the quarterly periods during 2004 and 2003, as reported by the NYSE:

	For the Quarterly Period Ended
	March 31,	June 30,	September 30,	December 31,
2004
Low	$16.95	$18.94	$23.01	$29.77
High	$19.42	$24.50	$34.45	$41.52
2003
Low	$11.36	$12.10	$14.80	$15.90
High	$16.30	$16.90	$17.86	$18.25

The number of shareholders of record of Common Stock as of February 15, 2005 was approximately 1,653.

Dividend Policy

The Board of Directors of the Company declared quarterly dividends of $0.10 per share to shareholders of record during each of the calendar quarters of 2004 and 2003. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company’s corporate strategy, future earnings, operations, capital requirements, the general financial condition of the Company, and general business conditions. In September 2004, the Company issued and sold $120,000,000 aggregate principal amount of 3.75% convertible senior notes due September 15, 2024, unless earlier redeemed, repurchased, purchased or converted (the “3.75% Convertible Senior Notes”). Should the Company distribute a cash dividend in any quarterly period in excess of $0.10 per share, the conversion rate provided for in the Indenture governing the 3.75% Convertible Senior Notes would be adjusted. In addition, the Company’s future lenders may impose restrictions on the payment of dividends.

Recent Sales of Unregistered Securities

In September 2004, the Company issued and sold $120,000,000 aggregate principal amount of 3.75% Convertible Senior Notes. The Company used $24,356,000 of the proceeds to repurchase 850,400 shares of the Company’s Common Stock in privately negotiated transactions concurrent with the issuance and sale of the 3.75% Convertible Senior Notes. The Company received approximately $91,268,000 of net proceeds from this sale after the concurrent repurchase of Common Stock and paying $4,376,000 of investment banking and other professional and printing fees associated with the sale. The Company intends to use the net proceeds for potential acquisitions and general corporate purposes. The 3.75% Convertible Senior Notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The initial purchasers of the 3.75% Convertible Senior Notes were UBS Investment Bank and Bear, Stearns & Co. Inc.

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

•       during any calendar quarter after the calendar quarter ending December 31, 2004, if the closing sale price, as defined in the Indenture for the 3.75% Convertible Senior Notes (the “Indenture”), of the Company’s Common Stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter;

•       during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of the 3.75% Convertible Senior Notes was equal to or less than 98% of the Average Conversion Value, as defined in the Indenture, during such period, unless the 3.75% Convertible Senior Notes are surrendered after 2019 and, on any trading day during the specified period, the closing sale price of the Company’s Common Stock was between 100% and 120% of the then current conversion price;

•       if the Company exercises its right to call any of the 3.75% Convertible Senior Notes for redemption, the effected holders may surrender their holdings for conversion, even if they are not otherwise convertible at that time; or

•       upon the occurrence of certain specified corporate transactions which, if such transactions occur prior to September 15, 2009 and also constitute a Repurchase Event, as defined in the Indenture, would entitle holders that surrender their holdings for conversion to receive a Repurchase Event Make-Whole Premium, as defined in the Indenture.

The Company filed a shelf registration statement relating to the resale of the 3.75% Convertible Senior Notes and the shares of Common Stock issuable upon conversion by the holders thereof with the Securities and Exchange Commission on November 12, 2004, which was declared effective by the Securities and Exchange Commission on December 14, 2004.

Issuer Purchases of Equity Securities

In November 2003, the Board of Directors of the Company authorized the purchase of up to $10,000,000 of the Company’s Common Stock. As of December 31, 2003, the Company had purchased a total of 357,600 shares for an aggregate amount of $6,036,000, or $16.88 per share. On March 10, 2004, the Company’s Board of Directors extended the plan for one additional year through March 15, 2005, and authorized the purchase of up to an additional $10,000,000 of Common Stock. The exact number of shares to be purchased under the extended plan will depend on market conditions. During 2004, a total of 560,100 shares were purchased under the plan for an aggregate amount of $10,486,000, or $18.72 per share. The Company did not purchase any shares of Common Stock during the fourth quarter of 2004. Since the inception of the plan in November 2003 through December 31, 2004, the Company purchased a total of 917,700 shares for $16,522,000, or an average of $18.00 per share. At December 31, 2004, the Company had approximately $3,478,000 available for the purchase of Common Stock under the extended purchase plan, which was unused at expiration on March 15, 2005. On March 10, 2005, the Company’s Board of Directors authorized a new stock purchase plan for up to $25,000,000.

Separate from the purchase plan discussed above, in September 2004 the Company purchased 850,400 shares of its Common Stock for approximately $24,356,000, or $28.64 per share, using a portion of the net proceeds from the issuance and sale of the 3.75% Convertible Senior Notes. These shares were purchased concurrently with the sale of the 3.75% Convertible Senior Notes in privately negotiated transactions.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars and shares in thousands, except per share data)
Operating Data
Continuing Operations:
Net Sales	$385,084	$310,947	$258,767	$238,495	$236,283
Operating Costs	344,250	287,690	253,394	217,844	213,900
Interest Expense (Income), Net	945	(371)	716	(601)	(1,469)
Income Before Income Taxes	39,902	23,517	4,438	22,011	32,861
Provision for Income Taxes	13,800	8,411	574	7,383	11,675
Income from Continuing Operations	26,102	15,106	3,864	14,628	21,186
Income (Loss) From Discontinued Operations	698	(20,947)	(42,941)	(9,265)	(13,407)
Net Income (Loss)	26,800	(5,841)	(39,077)	5,363	7,779
Basic Earnings (Loss) per Share:
Income From Continuing Operations	2.04	1.14	0.30	1.15	1.71
Income (Loss) From Discontinued Operations	0.06	(1.58)	(3.30)	(0.73)	(1.08)
Net Income (Loss)	2.10	(0.44)	(3.00)	0.42	0.63
Diluted Earnings (Loss) per Share:
Income From Continuing Operations	1.94	1.10	0.28	1.10	1.68
Income (Loss) From Discontinued Operations	0.05	(1.53)	(3.13)	(0.70)	(1.06)
Net Income (Loss)	1.99	(0.43)	(2.85)	0.40	0.62
Cash Dividends Paid on Common Stock	5,093	5,315	3,912	5,069	4,954
Cash Dividends Declared per Common Share	0.40	0.40	0.30	0.40	0.40
Shares Outstanding at Year End	12,292	13,267	13,068	12,872	12,435
Financial Position (at Year End)
Total Assets	$420,328	$150,118	$158,195	$252,525	$248,385
Property and Equipment, Net—Continuing Operations	27,645	22,216	21,196	24,514	28,581
Long-Term Debt, Including Current Portion	122,958	—	—	—	—
Shareholders’ Equity	31,566	40,947	47,631	120,344	114,893
Shareholders’ Equity per Share	2.57	3.09	3.64	9.35	9.24
Financial Ratios
Return on Shareholders’ Equity (Net Income)	84.9%	—%	—%	4.5%	6.8%
Income from Continuing Operations as a Percentage of Net Sales	6.8%	4.9%	1.5%	6.1%	9.0%
Statistical Data—Continuing Operations
Funded Backlog as of Year End	$388,000	$323,000	$301,000	$207,000	$195,000
Capital Expenditures	9,628	6,213	5,219	2,028	4,921
Depreciation and Amortization	5,846	5,415	8,763	6,413	8,086
Number of Employees	1,650	1,600	1,600	1,500	1,400

Certain prior year balances have been reclassified to conform to the current year presentation.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this Form 10-K.

Management Overview

Introduction

United Industrial Corporation (“United Industrial”) and its subsidiaries (collectively, the “Company”) design, develop, manufacture and support defense systems and training and test systems. The Company is committed to creating innovative solutions, disciplined program management and continuous operational improvements. Its products include unmanned aerial vehicles (“UAVs”), engineering and logistics services, training and simulation systems, and automated aircraft test and maintenance equipment. The Company also manufactures combustion equipment for biomass and refuse fuels.

The continuing operations of the Company consist of two business segments: Defense and Energy. Costs related to the continuing operations that are not identified with the two business segments are grouped under the heading Other. The operations of the Defense and Energy segments are conducted principally through two wholly-owned subsidiaries, AAI Corporation and its subsidiaries (“AAI”) and Detroit Stoker Company (“Detroit Stoker”), respectively. The Company has a transportation operation that is accounted for as discontinued operations.

During 2004, the Company continued to focus on its core Defense segment, which accounted for approximately 92.2%, 90.8%, and 88.6% of total consolidated net sales from continuing operations during 2004, 2003, and 2002, respectively. The U.S. Government, principally the U.S. Department of Defense, is the Company’s main customer, and the Company expects that sales to the U.S. Department of Defense will be its primary source of revenue for the foreseeable future. As more fully discussed in Part I, Item 1. of this Annual Report, the Defense segment’s largest product area includes the development, manufacture and support of UAVs, including the Shadow 200 Tactical Unmanned Aerial Vehicle (“Shadow 200 TUAV”) which is the U.S. Army’s TUAV platform. AAI is one of the few companies to have entered full-rate production and successfully fielded operational UAV systems for the U.S. Department of Defense. The Company’s results in 2004 significantly benefited from the Shadow 200 TUAV full-rate production program that commenced in 2003, and providing support and logistical services for delivered TUAV systems, including deployed systems in Operation Iraqi Freedom.

The Global War on Terrorism, Operation Iraqi Freedom, and homeland defense concerns have focused the U.S. Government’s efforts on ensuring that U.S. armed forces are equipped and trained to prevail in large- and small-scale conflicts around the world. At the same time, the U.S. Department of Defense is committed to transforming the military into a more agile, responsive, lethal and survivable force for future engagements. The Company believes that a key element of the U.S. Department of Defense’s strategy is the use of unmanned systems, including UAVs. Despite plans announced at the beginning of 2005 by the U.S. Government to reduce defense spending, current market analyses performed by AAI, based on information gathered from budgets and forecasts reported by the U.S. Department of Defense, continue to call for near-term growth in U.S. UAV programs. In addition, the U.S. Department of Defense is seeking new and more cost effective methods of sustaining its systems in the field. Increasingly, the U.S. Department of Defense is asking contractors to provide innovative logistics, field service and training solutions in support of procured systems in order to reduce overall maintenance and operational costs, as well as improve operational effectiveness of these systems. However, as a consequence of this growth the Company has noticed that larger manufacturers have entered the marketplace. Some of these new competitors are the major aircraft manufacturers, including Northrop Grumman and Boeing.

The Company intends to strengthen its competitive advantage by continuously improving operational excellence and continuing to invest in internal research and development initiatives to maintain its superior track record and technological edge over its competitors in the Company’s niche markets. The Company also intends to grow its Defense segment and plans to use its position as a prime contractor to work with its customers to expand markets for current products, create upgrades to extend product life, and develop the requirements for future systems. Additionally, the Company intends to leverage its expertise, resources and capabilities to expand its engineering and services offerings by addressing customers’ product support, logistics, fielding and upgrade needs in order to control a greater portion of the product life cycle. Finally, the Company intends to complement its growth strategy for its Defense segment through select acquisitions that broaden its product and service offerings, deepen its capabilities and/or allow entry into new markets.

Issuance of 3.75% Convertible Senior Notes

In September 2004, United Industrial issued and sold $120,000,000 aggregate principal amount of 3.75% convertible senior notes due September 15, 2024, unless earlier redeemed, repurchased, purchased or converted (the “3.75% Convertible Senior Notes”). The Company used $24,356,000 of the proceeds to purchase 850,400 shares of the Company’s par value $1.00 per share common stock (“Common Stock”) in privately negotiated transactions concurrent with the issuance and sale of the 3.75% Convertible Senior Notes. The Company received approximately $91,268,000 of net proceeds from this sale after the concurrent purchase of Common Stock and paying $4,376,000 of investment banking and other professional and printing fees associated with the sale. The Company intends to use the net proceeds for acquisitions and general corporate purposes. At December 31, 2004, the remaining balance of the net proceeds was invested in short-term, interest-bearing investments.

Restructuring Activities

During the fourth quarter of 2004, the Company’s management developed several plans to maximize efficiencies by streamlining certain of its operations, in accordance with the Company’s previously disclosed strategic initiatives. First, Detroit Stoker developed a plan to streamline its operations that will result in the elimination of approximately 30 production employees during the first quarter of 2005. Most of the manufacturing operations previously performed at Detroit Stoker’s facilities will be outsourced to lower-cost producers. As the result of the planned reduction in Detroit Stoker’s workforce, the Company recognized a curtailment charge in the Energy segment to accelerate the amortization of prior service costs and recognize enhanced benefits primarily for one of its pension benefit plans of approximately $1,959,000 in the fourth quarter of 2004, which is included in Selling and administrative expenses in the accompanying Consolidated Statements of Operations. Other costs associated with Detroit Stoker’s restructuring plan will be paid and charged to operations in 2005 as the liabilities are incurred, which are estimated to be approximately $700,000. Second, the Company determined to reorganize certain of the operations of the fluid test systems product line in the Defense segment in order to realize certain operating efficiencies. The Company has begun relocating certain of these operations. The Company expects to incur total cash charges of approximately $3,000,000 associated with these reorganization activities. In 2004, the Company incurred approximately $600,000 of these cash charges. In addition, the Company recorded a non-cash charge in 2004 in the Defense segment of approximately $300,000 for the write down of certain inventories of the fluid test systems product line, which was included in Cost of sales. The remaining cash charges of $2,400,000 are expected to be charged to the Defense segment’s operations and paid in 2005 as the obligations are incurred.

On October 31, 2003, the Company closed its office in New York City and relocated the corporate activities handled at that location to its existing facility in Hunt Valley, Maryland. In connection with this relocation, the Company recorded a charge of $546,000 related to severance costs for the former employees at that location and a charge of $355,000 related to the closure of the New York City office, for a total charge of $901,000, which is included in Selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Results of Operations

The Company’s operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, operating results of a particular year, or year-to-year comparisons of recorded revenues and earnings, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

The following information relates to the continuing operations of the Company and its consolidated subsidiaries, except where references are made to discontinued operations. The transportation operation is accounted for as discontinued operations in the Company’s consolidated financial statements as of and for the years ended December 31, 2004, 2003 and 2002.

Overview of Consolidated Results

The following discussion provides an overview of the Company’s consolidated results of operations, and is followed by a discussion of each business segment’s results.

Certain reclassifications were made to gross profit and selling and administrative expenses in 2003 and 2002 to conform to the current year presentation.

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

			Increase (Decrease)
	2004	2003	$	%
	(dollars in thousands)
Net sales	$385,084	$310,947	74,137	23.8
Gross profit	95,946	71,329	24,617	34.5
Selling and administrative expenses	53,414	46,688	6,726	14.4
Impairment of long-lived assets	861	—	861	n/a
Asbestos litigation provision	542	717	(175)	24.4
Income from continuing operations, net of income taxes	26,102	15,106	10,996	72.8

The increase in income from continuing operations in 2004 compared to 2003 was primarily due to the increase in net sales and the recognition of $6,900,000 of pre-tax profit ($4,500,000 after tax) due to the favorable resolution of technical risks and achievement of production efficiencies experienced in the TUAV production program. These favorable items were partially offset by pre-tax restructuring charges in 2004 of approximately $2,859,000 ($1,900,000 after tax) related to the restructuring activities at Detroit Stoker and in the Defense segment’s fluid test systems product line, as discussed in the “Management Overview” section above, higher selling and administrative expenses primarily for the Defense segment, a pre-tax impairment charge in 2004 of $861,000 ($560,000 after tax) to write down the cost of certain assets related to the commercial firefighting training facility AAI owns and operates in Kenai, Alaska, as more fully discussed in the “Defense Segment” section below, and higher interest expense as the result of the issuance of the 3.75% Convertible Senior Notes on September 15, 2004. In 2003, income from continuing operations included approximately  $901,000 ($600,000 after tax) of severance and other charges as the result of closing and relocating the Company’s corporate headquarters from New York City to Hunt Valley, Maryland.

The Company’s net sales increased 23.8% in 2004 compared to 2003, including $72,636,000 and $1,501,000 higher net sales for the Defense and Energy segments, respectively. The increase in net sales for the Defense segment was primarily due to a greater level of production of and support for TUAV systems, including approximately $31,484,000 higher net sales generated as the result of providing support and logistical services for delivered TUAV systems, including deployed systems in Operation Iraqi Freedom. Approximately $14,200,000 higher sales volume for the C-17 Maintenance Training System program also contributed to the increase in net sales for the Defense segment in 2004.

The increase in the Company’s gross profit in 2004 compared to the prior year was primarily due to the higher sales volume generated by the Defense segment and the recognition of $6,900,000 of gross profit as the result of the favorable resolution of technical risks and achievement of production efficiencies experienced in the TUAV production program. In addition, $1,134,000 lower pension expense for the Defense segment and the recognition of $400,000 of income for the prescription drug subsidy provided by the Medicare Act of 2003 contributed to the Company’s increase in gross profit in 2004 compared to 2003. These favorable items were partially offset by $800,000 of charges in 2004 for the restructuring activities in the Defense segment’s fluid test systems product line, as discussed in the “Management Overview” section above, and a $780,000 charge related to the discovery and correction in the third quarter of 2004 of the cumulative effect of overstated revenue and related unbilled accounts receivable that occurred during the years 1998 through 2003.

The $6,726,000 increase in the Company’s selling and administrative expenses in 2004 compared to 2003 was primarily due to restructuring charges of $2,059,000 related to the restructuring activities at Detroit Stoker and in the Defense segment’s fluid test systems product line, as discussed in the “Management Overview” section above, and generally higher expenses in the Defense segment related to the increase in their volume of business. These items were partially offset by $901,000 of costs incurred in 2003 to close and relocate the Company’s corporate headquarters. Excluding the $2,059,000 of restructuring charges in 2004 and the $901,000 of office closure costs in 2003, the Company’s selling and administrative expenses as a percent of net sales in 2004 decreased to 13.3% from 14.7% in 2003.

Interest expense, net of interest income, in 2004 was $1,316,000 higher than 2003 primarily due to the issuance and sale of the 3.75% Convertible Senior Notes on September 15, 2004. The Company expects to expense and pay approximately $4,500,000 of interest per year as long as the $120,000,000 aggregate principal amount of the 3.75% Convertible Senior Notes remains outstanding, and recognize non-cash interest expense of approximately $980,000 each year through September 15, 2009, to amortize debt issuance costs paid in connection with the issuance and sale of the 3.75% Convertible Senior Notes.

The Company’s effective income tax rate in 2004 was 34.6% compared to 35.8% in 2003. The lower tax rate in 2004 was primarily due to the recognition and utilization of research and development tax credits.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

			Increase (Decrease)
	2003	2002	$	%
	(dollars in thousands)
Net sales	$310,947	$258,767	52,180	20.2
Gross profit	71,329	60,266	11,063	18.4
Selling and administrative expenses	46,688	42,681	4,007	9.4
Asbestos litigation provision	717	11,509	(10,792)	(93.8)
Income from continuing operations, net of income taxes	15,106	3,864	11,242	290.9

The increase in income from continuing operations in 2003 compared to 2002 was primarily due to an increase in net sales and lower pre-tax asbestos litigation expenses of $10,792,000 ($7,100,000 after tax). In addition, the results for 2002 included a pre-tax charge of approximately $4,707,000 ($3,100,000 after tax) associated with closing Midwest Metallurgical Laboratory, Inc. (“Midwest”), a former wholly-owned subsidiary of Detroit Stoker engaged in foundry operations in the Energy segment, for which no additional charges were incurred in 2003. The favorable effect of these items on income from continuing operations in 2003 compared to 2002 was partially offset by higher pre-tax pension expense of approximately $4,798,000 ($3,200,000 after tax), higher selling and administrative expenses, primarily in the Defense segment, and slightly lower product margins in the Defense segment.

Segment Results

	2004	2003	2002
	(dollars in thousands)
Net sales:
Defense	$355,061	$282,425	$229,215
Energy	30,023	28,522	29,552
Consolidated total	$385,084	$310,947	$258,767
Gross profit:
Defense	$84,296	$59,283	$51,738
Energy	11,650	12,046	8,528
Consolidated total	$95,946	$71,329	$60,266
Selling and administrative expenses:
Defense	$42,342	$37,177	$32,812
Energy	10,775	8,820	8,517
Other	297	691	1,352
Consolidated total	$53,414	$46,688	$42,681
Income (loss) from continuing operations before income taxes:
Defense	$41,202	$23,182	$18,861
Energy	542	2,695	(11,856)
Other	(1,842)	(2,360)	(2,567)
Consolidated total	$39,902	$23,517	$4,438

Defense Segment

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

			Increase (Decrease)
	2004	2003	$	%
	(dollars in thousands)
Net sales	$355,061	$282,425	72,636	25.7
Gross profit	84,296	59,283	25,013	42.2
Selling and administrative expenses	42,342	37,177	5,165	13.9
Impairment of long-lived assets	861	—	861	n/a
Income before income taxes	41,202	23,182	18,020	77.7

The increase in net sales for the Defense segment was primarily due to a greater level of production of and support for TUAV systems, including approximately $31,484,000 higher net sales generated as the result of providing support and logistical services for delivered Shadow 200 TUAV systems, including deployed systems in Operation Iraqi Freedom. Approximately $14,200,000 higher sales volume for the C-17 Maintenance Training System program also contributed to the increase in net sales in 2004.

The $25,013,000 increase in gross profit for the Defense segment was primarily due to the higher sales volume and the recognition of $6,900,000 of gross profit as the result of the favorable resolution of technical risks and achievement of production efficiencies experienced in the TUAV production program.

The $25,013,000 increase in gross profit in 2004 compared to 2003 also included approximately $1,534,000 lower pension and other postretirement benefits due to higher returns on the pension assets and approximately $400,000 for the recognition of the effects of the prescription drug subsidy provided by the Medicare Act of 2003, partially offset by $800,000 of charges related to the restructuring activities in the Defense segment’s fluid test systems product line, as described in the “Management Overview” section above, and a $780,000 charge related to the discovery and correction in the third quarter of 2004 of the cumulative effect of overstated revenue and related unbilled accounts receivable that occurred during the years 1998 through 2003.

The $5,165,000 increase in selling and administrative expenses was primarily due to higher research and development expenses, bid and proposal costs, legal and consulting fees, and other expenses associated with the general volume increase in the Defense segment’s business.

The Company recorded a non-cash impairment charge of approximately $861,000 (pre-tax) in 2004 to write down the cost of certain assets related to the commercial firefighting training facility AAI owns and operates in Kenai, Alaska. The Company evaluated the carrying value of the assets related to the firefighting training facility by analyzing the estimated cash flows that those assets are expected to generate in the future. This analysis demonstrated that the estimated future cash flows were insufficient to recover the full carrying value of the assets. Accordingly, an impairment charge was recorded to write down the carrying value of those assets to their estimated fair value.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

			Increase (Decrease)
	2003	2002	$	%
	(dollars in thousands)
Net sales	$282,425	$229,215	53,210	23.2
Gross profit	59,283	51,738	7,545	14.6
Selling and administrative expenses	37,177	32,812	4,365	13.3
Income before income taxes	23,182	18,861	4,321	22.9

The increase in net sales in the Defense segment in 2003 compared to 2002 was primarily due to the commencement in 2003 of the Shadow 200 TUAV full-rate production program for the U.S. Army and increased production of the Joint Service Electronic Combat Systems Testers (“JSECST”). In addition, net sales in 2003 included approximately $9,247,000 of support service revenues for Shadow 200 TUAV systems deployed in Operation Iraqi Freedom. This additional sales volume was partially offset by a decrease in export sales of $27,029,000 in 2003 compared to 2002 primarily due to lower international UAV procurement activity during 2003.

Gross profit in the Defense segment increased primarily due to the higher sales volume. However, product margins in 2003 were slightly lower than 2002 due to lower export sales, which typically generate higher profit margins than domestic sales, and $4,256,000 higher pension expense. Pension expense increased due to the downward trends in interest rates and losses on net pension assets as of the pension plan’s measurement date of December 31, 2002.

The increase in selling and administrative expenses included $2,192,000 higher bid and proposal costs and research and development expenses, and approximately $1,788,000 higher allocated corporate overhead expenses as the result of a reduction in such expenses allocated to the discontinued transportation operation.

Energy Segment

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

			Increase (Decrease)
	2004	2003	$	%
	(dollars in thousands)
Net sales	$30,023	$28,522	1,501	5.3
Gross profit	11,650	12,046	(396)	(3.3)
Selling and administrative expenses	10,775	8,820	1,955	22.2
Income before income taxes	542	2,695	(2,153)	(79.9)

Income before income taxes in the Energy segment in 2004 was $2,153,000 lower than 2003 primarily due to the curtailment charge of $1,959,000 related to the restructuring activities at Detroit Stoker, as discussed in the “Management Overview” section above.

The increase in net sales was primarily due to higher demand for stokers and related combustion equipment as steam producers are increasingly looking for alternative fuel sources in response to the high and volatile energy prices experienced recently, especially for oil and natural gas. The decrease in product margins in 2004 compared to 2003 was primarily due to a progressively competitive environment.

Excluding the $1,959,000 curtailment charge related to Detroit Stoker’s restructuring activities, selling and administrative expenses for the Energy segment in 2004 were similar to 2003.

Asbestos litigation expense was $175,000 lower in 2004 than 2003. Asbestos litigation expense in 2004 included an increase in the asbestos liability in order to maintain a ten-year estimate of future liability, the period in which such costs are deemed to be reasonably estimable. Asbestos litigation expense in 2003 of $717,000 was primarily for legal and other professional fees associated with studies performed to evaluate the extent of potential asbestos liability and related available insurance coverage

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

			Increase (Decrease)
	2003	2002	$	%
	(dollars in thousands)
Net sales	$28,522	$29,552	(1,030)	(3.5)
Gross profit	12,046	8,528	3,518	41.3
Selling and administrative expenses	8,820	8,517	303	3.6
Asbestos litigation expense	717	11,509	(10,792)	(93.8)
Income before income taxes	2,695	(11,856)	14,551	122.7

Income before income taxes in the Energy segment in 2003 was $14,551,000 higher than 2002. However, the Energy segment’s results for 2002 included two pre-tax charges aggregating $16,216,000. First, the Company recorded an $11,509,000 charge in 2002 to accrue for potential asbestos-related claims and defense costs, net of expected insurance recoveries. In 2003, the Company incurred pre-tax asbestos litigation expenses of $717,000 primarily for legal and other professional fees associated with studies performed to evaluate the extent of potential asbestos liability and related available insurance coverage. The second pre-tax charge incurred by the Energy segment in 2002 was for $4,707,000 and related to closing its foundry operations conducted by Midwest. This pre-tax charge included approximately $3,420,000 of accelerated depreciation expense and $1,287,000 of severance and other cash charges, including the operating losses at Midwest. No additional expenses were incurred in 2003 associated with closing Midwest. Excluding the asbestos-related charges from both years and the closing costs in 2002 for Midwest, income before income taxes in 2003 was $948,000 lower than 2002 primarily due to lower sales volume and $542,000 higher pension expense, partially offset by a reduction in the cost of castings in 2003.

Net sales in the Energy segment decreased during 2003 compared to 2002 due to the timing of orders and deliveries to customers.

Despite the reduction in net sales, gross profit in the Energy segment was higher in 2003 than 2002 primarily due to the charges incurred in 2002 related to closing Midwest, and a reduction in the cost of castings in 2003. Production of the castings, which was performed by Midwest before its operations were shutdown on May 17, 2002, was outsourced to manufacturers who produced them at a lower cost than Midwest.

Selling and administrative expenses in 2003 increased primarily due to higher pension expense, partially offset by lower payroll and other labor-related costs.

Other

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

			Increase (Decrease)
	2004	2003	$	%
	(dollars in thousands)
Selling and administrative expenses	$297	$691	(394)	(57.0)
Loss before income taxes	(1,842)	(2,360)	(518)	(21.9)

Expenses included under the heading Other decreased in 2004 compared to 2003 primarily due to a pre-tax charge of approximately $901,000 related to severance and lease termination costs incurred in 2003 associated with closing and relocating the Company’s corporate headquarters from New York City to Hunt Valley, Maryland, partially offset by charges recorded in 2004 related to environmental issues.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

			Increase (Decrease)
	2003	2002	$	%
	(dollars in thousands)
Selling and administrative expenses	$691	$1,352	(661)	(48.9)
Loss before income taxes	(2,360)	(2,567)	(207)	(8.1)

Expenses included under the heading Other in 2003 included a pre-tax charge of approximately $901,000 related to severance and lease termination costs associated with closing and relocating the Company’s corporate headquarters from New York City to Hunt Valley, Maryland. Expenses grouped under the heading Other in 2002 included professional fees incurred in connection with a proxy fight, fees related to environmental issues, and fees incurred in connection with the proposed sale of the Company.

Discontinued Transportation Operation

The Company designated and began accounting for its transportation business as discontinued operations in 2001. On July 26, 2002, AAI sold two transportation overhaul contracts, one with the New Jersey Transit Corporation and the other with the Maryland Transit Administration, together with related assets and liabilities, to ALSTOM Transportation, Inc. (“ALSTOM”). AAI agreed to indemnify ALSTOM against, among other things, future breach by AAI of representations and covenants contained in the master agreement (the “ALSTOM Agreement”). Between March 3 and July 20, 2004, ALSTOM provided AAI with notice of indemnification claims pursuant to the ALSTOM Agreement totaling approximately $8,500,000. On December 30, 2004, AAI entered into a settlement agreement with ALSTOM that resulted in a payment from AAI to ALSTOM of $300,000, and an additional $150,000 payment from AAI into an escrow account, in full settlement of ALSTOM’s claims. AAI may recover, and record when realized, the $150,000 escrow and an additional $150,000 from ALSTOM if ALSTOM succeeds on a bid for a certain railcar refurbishment project in which ALSTOM may employ certain AAI intellectual property. If ALSTOM does not succeed on this bid, the escrow amount will be paid to ALSTOM.

In addition to the two transportation overhaul contracts AAI sold to ALSTOM, the Company’s remaining transportation operation has been primarily in connection with Electric Transit, Inc. (“ETI”). AAI owns 35% of ETI, and Skoda a.s. (“Skoda”), a Czech company, owns the remaining 65% of ETI. During 2001, Skoda was declared bankrupt in the Czech Republic and has been unable to fund its obligations to ETI which are provided in the shareholders’ agreement with AAI.

During 2004, ETI fulfilled its initial delivery obligations and completed a retrofit program under its one remaining production contract, which was for the design and manufacture of 273 electric trolley buses (“ETBs”) for the San Francisco Municipal Railway (“MUNI”). In executing its contract with MUNI, ETI entered into major subcontracts with AAI, certain Skoda operating affiliates, and others. Both AAI and the Skoda operating affiliates have completed their delivery requirements and the Skoda operating affiliates are now subject to warranty requirements. Although AAI has completed performance on its subcontract with ETI on the MUNI contract, AAI has continued to provide ETI with personnel and other financial support in order to enable ETI to satisfy certain of its remaining commitments to MUNI.

As of April 22, 2004, ETI and MUNI executed an agreement to modify the original MUNI contract (“Modification No. 6”) under which MUNI relieved ETI of its warranty, performance and certain related bonding obligations, as well as other obligations under its ETB contract with MUNI, except for a defined scope of work related to modifications of ETB hardware. In connection with Modification No. 6, AAI executed a guaranty agreement with MUNI that assures performance of certain of ETI’s remaining contractual obligations to MUNI. In exchange for the guaranty and other consideration (including a cash payment of $500,000), AAI obtained a release from its subcontractor warranty and all further obligations under its subcontract with ETI.

Also related to the MUNI contract is AAI’s claim under a labor and materials bond for unpaid receivables totaling in excess of $47,000,000 (the maximum penal sum of the labor and materials bond) less AAI’s indemnity obligation to the surety of that bond for up to $14,800,000 (representing 35% of the original face value of the labor and materials bond (in proportion to AAI’s equity interest in ETI)). AAI’s payment rights under the labor and materials bond (among other claims) are currently at issue in a case before the Federal court in the Northern District of California. Prior to final adjudication of this case, there can be no assurances as to the amount or timing of a recovery by AAI, if any, on its claim on the labor and materials bond.

For a more complete description of the Company’s discontinued transportation operation, including its remaining commitments and contingencies, see Note 16 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

The Company’s discontinued transportation operation reported income before income taxes of $1,074,000 ($698,000 after tax) in 2004 compared to a loss before the benefit from income taxes of $32,221,000 ($20,947,000 after the benefit from tax) in 2003.

There were no net sales in the discontinued transportation operation in 2004. During 2004, ETI was able to favorably resolve certain operational risks associated with the execution of its last remaining program. Consequently, ETI reported net income of approximately $2,321,000, and AAI recorded these results at 100% due to the recording of 100% of ETI’s losses in recent prior years. Partially offsetting this income was $1,247,000 of net expenses incurred by the Company’s discontinued transportation operation to wind down its operation. These net expenses included $4,566,000 of general and administrative expenses and other charges, including $2,294,000 of professional fees related to the litigation matters discussed above, partially offset by $3,319,000 related to the favorable resolution of certain matters previously reserved.

Net sales were $13,204,000 in 2003. The results in 2003 included a pre-tax loss of $24,879,000 primarily related to the loss estimated at that time to be incurred by ETI to complete the production and warranty phases of its one remaining contract to provide ETBs to MUNI, as well as $4,314,000 of costs related to idle capacity at AAI’s leased transportation facility, and $3,028,000 of the Company’s general and administrative expenses related to the discontinued transportation operation.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Net sales in the discontinued transportation operation were $13,204,000 in 2003, a decrease of $14,243,000, or 51.9%, from net sales of $27,447,000 in 2002. This was due to the planned cessation of operations and the sale of AAI’s contracts with the New Jersey Transit Corporation and Maryland Transit Administration in 2002.

The Company’s discontinued transportation operation reported a loss before the benefit from income taxes of $32,221,000 ($20,947,000 after the benefit from tax) in 2003 compared to a loss before the benefit from income taxes of $66,053,000 ($42,941,000 after the benefit from tax) in 2002.

The results in 2003 included a pre-tax loss of $24,879,000 primarily related to the loss estimated at that time to be incurred by ETI to complete the production and warranty phases of its one remaining contract with MUNI, including $23,800,000 related to estimated future contract costs of ETI. This increase in estimated future contract costs resulted from delivery delays caused by inventory shortages, and higher labor and material costs due to existing and likely engineering changes, among other factors. Also contributing to the increase was a revision of estimated warranty costs based upon the actual warranty claims experienced on a significant number of buses that were placed into revenue service. Further, ETI incurred $1,058,000 of general and administrative expenses during 2003, which could not have been accrued in prior periods. Additionally, the results of the discontinued transportation operation in 2003 included $4,314,000 of costs related to idle capacity at AAI’s leased transportation facility, and $3,028,000 of the Company’s general and administrative expenses related to the discontinued transportation operation.

The results for 2002 included a $21,500,000 provision related to the sale of the Company’s overhaul contracts with the New Jersey Transit Corporation and the Maryland Transit Administration, as well as related assets and liabilities, to ALSTOM. The results for 2002 also included an increase of $7,818,000 in estimated costs to complete contracts, $4,799,000 of general and administrative expenses, and $5,376,000 of other disposition costs related to the sold contracts. Further, the Company recorded a pre-tax loss of $26,560,000 related to the estimated losses of ETI primarily due to material issues that substantially impacted ETI’s production line and technical issues with some major subassemblies that contributed to an extension of the program schedule.

Pension

	2004	2003	Increase (Decrease)
	(dollars in thousands)
Minimum pension liability	$17,513	$6,755	$10,758
Accumulated other comprehensive loss	$47,046	$42,284	$4,762
Less: Deferred tax benefit	(16,466)	(14,172)	(2,294)
	$30,580	$28,112	$2,468
Intangible pension asset	$3,564	$4,085	$(521)

During 2004, the Company’s minimum pension liability increased $10,758,000 primarily due to a reduction in the discount rate from 6.25% in 2003 to 5.75% in 2004, and the recognition of a curtailment in the Detroit Stoker pension plan for union employees. A curtailment charge of $1,915,000 was recorded in 2004 in conjunction with Detroit Stoker’s plan to streamline its operations, which is expected to result in the elimination of approximately 30 production employees, to accelerate the amortization of prior service costs and recognize enhanced benefits. In addition to the curtailment charge in 2004, the Company also expensed approximately $4,861,000 of net periodic pension benefit cost to operations, and charged $4,762,000 ($3,095,000 net of income taxes) to Accumulated other comprehensive loss to recognize an additional minimum pension liability as required by accounting principles generally accepted in the U.S. The Company paid $259,000 during 2004 to fund a portion of its pension obligation.

Income Taxes

As of December 31, 2004, the Company had recorded net deferred tax assets of approximately $19,512,000. Management believes the Company will generate sufficient taxable income in future years to realize this benefit based upon the historical performance of the Company’s Defense and Energy segments and their existing backlogs.

Backlog

The Company’s funded backlog, defined as orders placed for which funds have been appropriated or purchase orders received, by business segment at December 31, 2004 and 2003 was as follows:

	At December 31,		Increase (Decrease)
	2004	2003	$	%
	(dollars in thousands)
Defense	$380,622	$318,307	62,315	19.6
Energy	7,296	4,880	2,416	49.5
Total	$387,918	$323,187	64,731	20.0

The increase in funded backlog for the Defense segment at December 31, 2004 compared to December 31, 2003 was generally due to the timing of funding by the U.S. Army for the Shadow TUAV full-rate production contract awarded at the end of 2004, which was fully funded when awarded, compared to the end of 2003, which was partially funded when awarded, and an increase in orders for the continued logistical support services for delivered TUAV systems, including deployed systems in Operation Iraqi Freedom. The increase also includes approximately $8,100,000 of orders awarded by the U.S. Defense Department in 2004 under a new contract to provide logistical support for biological detection systems at U.S. facilities around the world.

The increase in the Energy segment’s funded backlog was primarily due to an increase in orders received during 2004 compared to 2003.

Backlog represents products or services that the Company’s customers have committed by contract to purchase from the Company, but the Company has not yet delivered. Cancellation of purchase orders or reductions of product quantities in existing contracts by such customers could substantially and materially reduce backlog and, consequently, future revenues. Moreover, the Company’s failure to replace canceled or reduced backlog could result in lower revenues.

Liquidity and Capital Resources

Overview

The Company’s principal source of liquidity is cash on hand and cash generated from operations. Effective December 23, 2004, the Company terminated its Loan and Security Agreement dated June 28, 2001, as amended, with Bank of America Business Capital (formerly Fleet Capital Corporation). The Company is currently negotiating a larger and more flexible credit facility. However, no assurances can be given as to whether the Company will be able to obtain new financing.

On September 15, 2004, the Company received approximately $91,268,000 of net proceeds from the issuance and sale of the 3.75% Convertible Senior Notes, after the concurrent purchase of 850,400 shares of the Company’s Common Stock for approximately $24,356,000 and paying $4,376,000 of investment banking and other professional and printing fees associated with the sale. The Company intends to use the net proceeds for acquisitions and general corporate purposes.

On December 29, 2004, the Company invested $124,619,000 in U.S. treasury bills, which mature on February 24, 2005. The U.S. treasury bills were concurrently loaned to the Company’s broker-dealer in a securities lending transaction in exchange for cash collateral in an amount equal to 100% of the fair value of the securities lent. The cash collateral received, net of a refundable deposit of $25,000,000 that remained in a segregated, interest-bearing account at its broker-dealer, was invested in short-term, interest-bearing investments at December 31, 2004. The Company will pay interest charges to its broker-dealer on the cash collateral received at an effective interest rate of at least 1.86%, but not to exceed 2.85%. The securities lending transaction terminates on February 23, 2005, at which time the Company is entitled and obligated to redeem the U.S. treasury bills from its broker-dealer and must repay the cash collateral. The Company executed the securities lending transaction for corporate planning purposes. On February 23, 2005, the securities lending transaction matured, at which time the Company redeemed the U.S. treasury bills, repaid the cash collateral, and collected the $25,000,000 deposit plus accrued interest thereon.

On April 15, 2004, the Company entered into an agreement to sell approximately 26 acres of undeveloped property adjacent to its Hunt Valley, Maryland facility for $8,105,000. This transaction closed in January 2005 and yielded proceeds of $7,555,000, net of selling expenses and closing costs. In addition, the Company expects to recognize a pre-tax gain on the sale of this property in the first quarter of 2005 of approximately $7,152,000 ($4,700,000 net of tax). The Company intends to reinvest the net proceeds from this sale in a new facility in South Carolina for AAI Services Corporation (“AAI Services”), a wholly-owned subsidiary of AAI, to support the growth in their operations. As a result, the Company expects that it will be able to defer paying the income tax obligation incurred in connection with the gain on the sale of the property in Hunt Valley, in accordance with Section 1031(b) of the Internal Revenue Code. The $7,555,000 of net proceeds will be deposited into an account held by a qualified intermediary until the Company closes on the new facility in South Carolina.

The Company conducts a significant amount of business with the U.S. Government. Sales to agencies of the U.S. Government were $325,092,000, $249,547,000, and $161,569,000 for 2004, 2003, and 2002, respectively. Although the U.S. Government announced plans at the beginning of 2005 to reduce its defense spending, there are currently no indications of a significant change in the status of government funding for any of the Company’s programs. However, should a change in government funding occur, the Company’s results of operations, financial position and liquidity could be materially and adversely affected. Such a change could have a significant, adverse impact on the Company’s profitability and stock price.

In accordance with its strategic initiatives to enhance shareholder value, the Company is continuing to focus its efforts on the profitability and growth of its core Defense product areas, including evaluating select acquisitions to grow its Defense segment, seeking to maximize operating efficiencies, and exploring the sale of non-core assets. Accordingly, in October 2003 the Company engaged Imperial Capital LLC, an investment banking firm, to act as exclusive financial advisor in connection with a possible transaction or series of transactions representing a merger, consolidation or any other business combination, sale of all or substantially all of the business, securities or assets of Detroit Stoker or any recapitalization or spin off or any transaction structured to substantially achieve the same result (“Transaction”). These activities are ongoing and no assurances can be given regarding whether a Transaction involving Detroit Stoker will occur or the timing or proceeds from any such Transaction.

Cash Requirements

Contractual Obligations

The following table summarizes the Company’s expected future payments related to contractual obligations at December 31, 2004:

	Payments Due By Period(a)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(dollars in thousands)
Long-term debt(b)	$211,620	$5,478	$10,955	$9,000	$186,187
Capital leases	154	40	77	37	—
Operating leases	13,774	3,604	5,997	4,009	164
Purchase obligations(c)	8,836	8,836	—	—	—
Severance obligations	712	650	62	—	—
Other long-term liabilities(d)	—	—	—	—	—
Total	$235,096	$18,608	$17,091	$13,046	$186,351

(a)           See Notes 6, 8, and 11 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on long-term debt and credit arrangements, leases, and pension and other postretirement benefit obligations, respectively.

(b)          Includes current maturities of long-term debt and scheduled interest payments. Assumes that no cash payments will be made for contingent interest or any of the make-whole premiums under the 3.75% Convertible Senior Notes. See “Debt and Related Covenants” below.

(c)           Includes agreements to purchase goods and services that are legally enforceable and binding on the Company and that specify all significant terms, including quantity, price and timing. However, purchase orders issued for goods and services under firm government contracts that provide the Company with full recourse under termination clauses are excluded.

(d)          Other long-term liabilities reported on the Company’s balance sheet consist primarily of estimated liabilities for pension and other postretirement benefits, the reserve for asbestos litigation and other obligations. Due to the nature of these liabilities, there are no contractual payments scheduled for settlement.

The Company’s cash requirements for long-term debt obligations are higher than prior years due to the issuance and sale of the 3.75% Convertible Senior Notes in September 2004. The Company anticipates that it will make additional interest payments of approximately $4,500,000 per year as long as the $120,000,000 aggregate principal amount of the 3.75% Convertible Senior Notes remains outstanding.

Capital Expenditures

	Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Purchases of property and equipment	$9,628	$6,213	$5,219

Capital expenditures in 2004 were higher than 2003 primarily due to an increase in the amount of equipment purchased for the Defense segment to support the growth in the UAV business, and purchases made in connection with the implementation of the Company’s new enterprise resource planning system (“ERP System”).

In addition to the $9,628,000 expended for property and equipment during 2004, the Company also acquired $2,689,000 of capital assets in non-cash investing and financing activities, including $2,567,000 related to the implementation of its ERP System under a financing arrangement with the vendor, and $122,000 of equipment under capital lease arrangements.

Capital expenditures in 2003 were 19.1% higher than 2002 primarily due to purchases of equipment and tooling for the Defense segment in order to support increased production associated with various government contracts.

The Company expects that capital expenditures in 2005 will be significantly higher than 2004 primarily due to (i) the purchase of a new facility in South Carolina for AAI Services to support the growth in their operations, (ii) enhancements to certain of the Company’s UAV production facilities, including the purchase of new manufacturing equipment, to increase production output and efficiency, and (iii) the continuing implementation of the Company’s ERP System. Specifically, the Company expects to purchase and improve a new facility in South Carolina in 2005 using substantially all of the $7,555,000 of net proceeds from the sale of approximately 26 acres of undeveloped property in Hunt Valley, Maryland. These transactions were structured to be compliant with Internal Revenue Code provisions that are expected to enable the Company to defer paying the income tax obligation to be incurred in connection with the gain on the sale of the Hunt Valley property.

As of December 31, 2004, the Company had no significant commitments for capital expenditures except for the continuing implementation of its new ERP System. The Company expects to acquire a total of approximately $5,900,000 of capital assets and incur approximately $2,000,000 of other incremental costs related to the implementation of its ERP System, which excludes ongoing annual maintenance fees of approximately $400,000 per year. As of December 31, 2004, the Company had capitalized approximately $3,304,000 related to the implementation of the ERP System. In connection with this project, the Company entered into a three-year financing arrangement with Oracle Credit Corporation, which commenced on July 1, 2004, that covers the cost of software, hardware, certain consultants and maintenance fees, and will result in quarterly cash payments of approximately $330,000 during the period July 1, 2004 through April 1, 2007. During 2004, the Company made payments totaling $911,000 under this arrangement.

Other Cash Requirements

As of December 31, 2004, the Board of Directors of the Company authorized the purchase of up to $20,000,000 of the Company’s issued and outstanding Common Stock through March 15, 2005. At

December 31, 2004, cumulative purchases under this plan totaled 917,700 shares of Common Stock for an aggregate amount of $16,522,000, or $18.00 per share. At December 31, 2004, approximately $3,478,000 was available for future purchases under this authorization, which was unused at expiration on March 15, 2005. On March 10, 2005, the Company’s Board of Directors authorized a new stock purchase plan for up to $25,000,000.

The Company paid cash dividends of $0.40 per share in 2004, 2003, and 2002. Aggregate dividend payments amounted to $5,093,000, $5,315,000, and $3,912,000 in 2004, 2003 and 2002, respectively. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company’s corporate strategy, future earnings, operations, capital requirements, and the Company’s financial condition and general business conditions. Should the Company distribute a cash dividend in any quarterly period in excess of $0.10 per share, the conversion rate provided for in the Indenture governing the 3.75% Convertible Senior Notes would be adjusted. In addition, the Company’s future lenders may impose restrictions on the payment of dividends.

As discussed more fully under “Management Overview” above, in 2005 the Company’s management will continue to implement its restructuring plans to reduce costs and streamline operations at Detroit Stoker and in the Defense segment’s fluid test systems product line. The Company expects to incur and pay costs during 2005 as these plans are fully implemented, which will primarily be charged to earnings as the related obligations are incurred. The Company estimates that it will expense and pay a total of approximately $700,000 of costs in 2005 for the restructuring activities at Detroit Stoker. For the reorganization activities in the Defense segment’s fluid test systems product line, the Company estimates that it will incur total cash charges of approximately $3,000,000, of which approximately $600,000 was expensed and $200,000 was paid in 2004. In addition, the Company recorded a non-cash charge in 2004 in the Defense segment of approximately $300,000 for the write down of certain inventories of the fluid test systems product line. The remaining cash charges of $2,400,000 are expected to be charged to the Defense segment’s operations and paid in 2005 as the obligations are incurred.

The cash required to completely exit the discontinued transportation operation subsequent to December 31, 2004, is expected to be approximately $9,500,000 through 2006, of which $8,400,000 is expected to be paid in 2005. These amounts exclude legal fees expected to be incurred related to claims made by AAI in pursuit of payment under a surety bond (see Note 16 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of AAI’s claims).

For additional information regarding the Company’s contingencies, please see the discussion under the heading “Contingent Matters” below.

Sources and Uses of Cash

The following is a discussion of the Company’s major operating, investing, and financing activities for each of the three years ended December 31, 2004. The financial information presented in the table below is summarized from the Company’s Consolidated Statements of Cash Flows.

	Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Operating activities:
Net cash provided by continuing operations	$25,263	$40,835	$22,866
Net cash used in discontinued operations	(4,753)	(7,946)	(37,806)
Net cash provided by (used in) operating activities	20,510	32,889	(14,940)
Net cash (used in) provided by investing activities	(134,097)	(6,213)	15,166
Net cash provided by (used in) financing activities	170,128	(6,173)	(2,087)
Increase (decrease) in cash and cash equivalents	$56,541	$20,503	$(1,861)

Operating Activities

Net cash provided by continuing operations in 2004 decreased $15,572,000 compared to 2003 primarily due to $16,822,000 of cash received in 2003 from the Internal Revenue Service for a tax refund related to the Company’s net loss from discontinued operations in 2002, and $14,310,000 higher unfavorable changes in operating assets and liabilities in 2004. Excluding changes in operating assets and liabilities in 2004 and 2003, and the income tax refund received in 2003, cash provided by continuing operations in 2004 was $15,560,000 higher than 2003 primarily due to higher income from continuing operations before non-cash depreciation and other charges. The unfavorable changes in operating assets and liabilities in 2004 of $15,355,000 included an increase in inventory and accounts receivable of $17,671,000 and $13,268,000, respectively, partially offset by an increase in accounts payable of $11,547,000 due to higher production levels in the Defense segment and the timing of payments, and other net favorable changes in operating assets and liabilities of $4,037,000. Inventory and accounts receivable balances at December 31, 2004 were higher than at the end of 2003 primarily due to higher production levels in 2004, as well as a delay in certain customer billings that began in the second half of 2004 as the Defense segment was unable to achieve certain billing milestones. The Defense segment has been able to achieve and bill some of the delayed milestones in the first quarter of 2005.

Net cash provided by continuing operations in 2003 increased $17,969,000 compared to 2002 primarily due to $16,822,000 of cash received in 2003 from the Internal Revenue Service for a tax refund related to the Company’s net loss from discontinued operations in 2002. The remainder of the increase in 2003 compared to 2002 was due to higher income from continuing operations, partially offset by a $1,045,000 use of cash in 2003 due to net unfavorable movements in operating assets and liabilities compared to a $2,441,000 source of cash in 2002.

Net cash used by the discontinued transportation operation in 2004 and 2003 primarily related to unreimbursed services rendered to ETI under its MUNI subcontract and secunded labor arrangement.

Investing Activities

On December 29, 2004, the Company invested $124,619,000 of cash in U.S. treasury bills, which matured on February 24, 2005. The U.S. treasury bills were concurrently loaned to the Company’s broker-dealer in a securities lending transaction, which is discussed in the “Liquidity Overview” section above. Cash used for the purchase of property and equipment was $9,628,000 and $6,213,000 in 2004 and 2003, respectively, as discussed under “Capital Expenditures” above.

Net cash provided by investing activities in 2002 included proceeds of $20,756,000 from the sale of two contracts for the discontinued transportation operation, partially offset by a $5,219,000 use of cash for the purchase of property and equipment.

Financing Activities

The Company’s financing activities in 2004 provided $170,128,000 of cash, including approximately $91,268,000 of net proceeds from the issuance and sale of the 3.75% Convertible Senior Notes after the concurrent purchase of 850,400 shares of Common Stock for $24,356,000 and paying $4,376,000 of investment banking and other professional and printing fees associated with the sale. In addition, the Company received cash in the amount of $124,619,000 from its broker-dealer as collateral for lending to its broker-dealer an equal amount of U.S. treasury bills that were purchased concurrently. In connection with this securities lending transaction, which is discussed more fully in the “Liquidity Overview” section above, the Company provided a $25,000,000 refundable deposit into a segregated, interest-bearing account at its broker-dealer. This deposit, together with $8,845,000 the Company was required to post as cash collateral in connection with outstanding letters of credit and a cash management security arrangement with Bank of America Business Capital, is presented as a $33,845,000 increase in deposits and restricted cash in the accompanying Consolidated Statements of Cash Flows for 2004. Financing activities in 2004 also included

$4,580,000 of cash receipts from the exercise of stock options, $10,486,000 of cash used for the purchase of Common Stock under the Company’s previously announced stock purchase program, $5,093,000 of cash used for the payment of dividends, and $915,000 used for the repayment of long-term debt, primarily related to the financing of AAI’s new ERP System.

Financing activities in 2003 included $6,036,000 of cash used for the purchase of Common Stock under the Company’s previously announced stock purchase program. Otherwise, financing activities for both 2003 and 2002 included the payment of dividends, partially offset by cash receipts from the exercise of stock options.

Debt and Related Covenants

For a complete description of the Company’s long-term debt at December 31, 2004, including the terms and conditions of each debt instrument, please see Note 6 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The discussion below highlights the more significant covenants related to the Company’s debt.

On September 15, 2004, the Company issued and sold $120,000,000 aggregate principal amount of the 3.75% Convertible Senior Notes. Under specific circumstances, the Company may have to pay, in cash or a combination of cash and Common Stock, amounts in addition to the 3.75% fixed interest rate. Such payments, which are defined in the Indenture governing the 3.75% Convertible Senior Notes, include Contingent Interest, Additional Interest, a Make-Whole Interest Payment, and a Repurchase Event Make-Whole Premium. Please see Note 6 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a more detailed discussion of the amounts of these contingent payments and the circumstances that would trigger such additional payments.

Effective December 23, 2004, the Company terminated its Loan and Security Agreement dated June 28, 2001, with Bank of America Business Capital. The Company is currently negotiating a larger and more flexible credit facility. However, no assurances can be given as to whether the Company will be able to obtain new financing.

Detroit Stoker has a $3,000,000 unsecured line of credit with a bank that may be used for cash borrowings or letters of credit. This financing arrangement was renewed in 2004 and expires on September 1, 2005. At December 31, 2004, Detroit Stoker had no cash borrowings and had $721,000 of undrawn letters of credit outstanding, which results in approximately $2,279,000 available for borrowings under the line of credit.

Cash Management

Based on cash on hand and future cash expected to be generated from operations, the Company expects to have sufficient cash to meet its requirements during the next twelve months.

The ratio of current assets to current liabilities was 1.8 at the end of 2004 and 1.9 at the end of 2003.

Contingent Matters

Off-Balance Sheet Arrangements

In connection with certain contracts, United Industrial’s operating subsidiaries have committed to certain performance guarantees. The ability to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If United Industrial’s operating subsidiaries are unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company’s results of operations, liquidity or financial position. United Industrial’s operating subsidiaries monitor the progress of their partners and subcontractors, and United Industrial does not believe that the performance of these partners and subcontractors will adversely affect these contracts as of December 31, 2004. No assurances can be given, however, as to the liability of United Industrial’s operating subsidiaries if partners or subcontractors are unable to perform their obligations.

For a discussion of AAI’s and the Company’s indemnity obligations relating to ETI, 35% of which is owned by AAI, see Notes 16 and 18 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other Contingent Matters

The Company is involved in various lawsuits and claims, including asbestos-related litigation and environmental matters. For further information, please see Note 16 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies

Application and Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the U.S. requires the Company’s management to make estimates and assumptions. These estimates and assumptions affect the Company’s reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and those differences could be material. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas. For example, key assumptions are particularly important in estimating final contract costs for long-term contracts under the percentage-of-completion method of accounting and in developing the Company’s projected liabilities for pension and other postretirement benefits. Other areas in which significant uncertainties exist include, but are not limited to, projected costs to be incurred in connection with legal matters. The Company applied its critical accounting policies and estimation methods consistently in all periods presented in its consolidated financial statements and the Company’s management has discussed these policies with the Audit Committee.

Commitments and Contingencies

The Company recognizes a liability for legal indemnification and defense costs when it believes it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information. The accruals are recorded at undiscounted amounts if the Company cannot reliably determine the timing of the cash payments, and the amounts are classified as non-current liabilities in the accompanying consolidated balance sheets. The Company also has insurance that covers certain losses and records receivables to the extent that claims can be reasonably estimated and realization is deemed probable. The receivables are recorded at undiscounted amounts to coincide with the related accruals, and the amounts are classified as non-current receivables in the accompanying consolidated balance sheets.

Revenue Recognition

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

Inventories

Inventories are recorded at the lower of cost or market. Inventoried costs associated with long-term contracts include costs and earnings of incomplete contracts not yet billable to the customer. These amounts represent the difference between the percentage-of-completion method of accounting for long-term contracts used to record operating results by the Company’s Defense segment and the amounts billable to the customer under the terms of the specific contracts. Estimates of final contract costs and earnings (including earnings subject to future determination through negotiation or other procedures) are reviewed and revised periodically throughout the lives of the contracts.

Income Taxes

The Company files income tax returns and estimates income taxes in each of the taxing jurisdictions in which it operates. The Company is subject to tax audits in each of these jurisdictions, which could result in changes to the estimated taxes. The amount of these changes would vary by jurisdiction and would be recorded when known. Management has considered future taxable income and on-going tax planning strategies in assessing the need for a valuation allowance on its deferred tax assets at December 31, 2004, and concluded that no allowance was required at that time. The Company has recorded liabilities for tax contingencies for open years. The Company does not expect the resolution of tax matters for these years to have a material impact on its results of operations, financial condition or cash flows.

New Accounting Pronouncements

On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes’, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. FAS 109-1”), which became effective and was adopted by the Company on the issue date. FSP No. FAS 109-1 provides accounting guidance for the provision within the American Jobs Creation Act of 2004, which was signed into law on October 22, 2004, that provides a tax deduction on qualified production activities. FSP No. FAS 109-1 requires that the deduction be accounted for as a special deduction under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. The adoption of FSP No. FAS 109-1 did not have a material effect on the Company’s financial condition or results of operations at December 31, 2004.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123R replaced SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseded SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), and Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related implementation guidance. SFAS No. 123R establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods and services, and focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payment. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). As of December 31, 2004, the Company accounted for its stock-based compensation plans under the intrinsic value method of accounting in accordance with APB No. 25, which generally resulted in the recognition of no compensation cost. In addition, the Company furnished the pro forma disclosures of stock-based compensation expense required under SFAS No. 148. The Company anticipates that it will adopt the provisions of SFAS No. 123R for the interim period beginning July 1, 2005, using the modified version of the prospective application. Under that transition method, compensation cost is recognized for all awards granted after the effective date, and to all awards modified, repurchased, or cancelled after that date. In addition, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards previously calculated and reported in the pro forma disclosures under APB No. 25. The Company does not anticipate adopting the modified retrospective application election allowed under SFAS No. 123R for periods before the effective date and, accordingly, will not adjust prior-period financial statements presented for comparative purposes. Based on the number of unvested outstanding awards at December 31, 2004, the pre-tax effect of adopting SFAS No. 123R is expected to increase compensation cost by approximately $300,000 for the six months ending December 31, 2005, and $425,000 and $100,000 for the years ending December 31, 2006 and 2007. Additional compensation cost will be recognized as new options are awarded. The Company has not made any material modifications to its stock-based compensation plans as the result of the issuance of SFAS No. 123R. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for pro forma compensation cost, net of tax, for each of the three years ended December 31, 2004.

On September 30, 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a final consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”). EITF 04-8 was ratified by the FASB on October 13, 2004, and became effective for reporting periods ending after December 15, 2004. EITF 04-8 requires contingently convertible debt instruments with a market price trigger to be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or any other market price contingent conversion feature has been met, and requires prior period diluted earnings per share amounts presented for comparative purposes to be restated. Accordingly, the Company’s diluted earnings per share computation for the year ended December 31, 2004 includes 894,110 weighted-average potential dilutive shares for the assumed conversion of its 3.75% Convertible Senior Notes, issued on September 15, 2004, into shares of the Company’s Common Stock. The effect of adopting EITF 04-8 on the Company’s diluted earnings per share computations for the three-month and nine-month periods ended September 30, 2004, the only prior period amounts that need to be restated, was to increase the previously reported number of weighted-average diluted shares outstanding by 498,645 shares and 167,428 shares, respectively, resulting in restated diluted earnings per share from continuing operations of $0.57 and $1.70, respectively. The Company previously reported diluted earnings per share from continuing operations of $0.58 per share and $1.71 per share for the three-month and nine-month periods ended September 30, 2004, respectively.

Effective July 1, 2004, the Company adopted FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. FAS 106-2”). As a result of adopting FSP No. FAS 106-2, the Company included the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act of 2003”) in its measurement of net periodic postretirement benefit cost and accumulated postretirement benefit obligation (“APBO”) retroactively to January 1, 2004, using the retroactive application method. Under that method, net periodic postretirement benefit cost for periods subsequent to December 31, 2003 shall include the effects of the Medicare Act of 2003, and interim financial statements issued in 2004 prior to the effective date of FSP No. FAS 106-2 shall be restated to reflect the effects of the Medicare Act of 2003. The effect of recording the benefits provided by the Medicare Act of 2003 on the first quarter of 2004 was to increase income from continuing operations by $105,000, or $0.01 per diluted share, to $4,722,000, or $0.35 per diluted share, and net income to $4,247,000, or $0.32 per diluted share. The effect on the second quarter of 2004 was to increase income from continuing operations by $105,000, or $0.01 per diluted share, to $10,323,000, or $0.78 per diluted share, and net income to $10,133,000, or $0.77 per diluted share.

Risk Factors

Important risk factors that could cause the Company’s actual results to differ materially from those suggested by the Company’s forward-looking statements contained herein include:

The Company depends on government contracts for substantially all of its sales.

The Company derived approximately 84% of its consolidated net sales from the U.S. Government and its agencies during the year ended December 31, 2004. The Company expects that sales to the U.S. Government will continue to be the primary source of its revenue for the foreseeable future. Therefore, any significant disruption or deterioration of the Company’s relationship with the U.S. Government would significantly reduce the Company’s revenues. In addition, the funding of defense programs also competes with non-defense spending of the U.S. Government. The Company’s business is also highly sensitive to changes in national and international priorities and the U.S. Government budgets. A shift in Government defense spending to other programs in which the Company is not involved or a reduction in U.S. Government defense spending generally could have severe consequences on the Company’s results of operations.

The Company acts as prime contractor or major subcontractor for many different U.S. Government programs. Over its lifetime, a program may be implemented by the award of many different individual contracts and subcontracts. The funding of U.S. Government programs is subject to congressional appropriations. Although multiple year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination of funding for a U.S. Government program would result in a loss of anticipated future revenues attributable to that program. That could have a negative impact on the Company’s operations. In addition, the termination of a program or failure to commit funds to a prospective program or a program already started could increase the Company’s overall costs of doing business.

In addition, U.S. Government contracts typically contain provisions and are subject to laws and regulations that give the government agencies rights and remedies not typically found in commercial contracts, including providing the government agency with the ability to unilaterally terminate or reduce the value of and modify some of the terms and conditions of existing contracts, suspend or permanently prohibit the Company from doing business with the U.S. Government or with any specific governmental agency, control and potentially prohibit the export of the Company’s products, and claim rights in technologies and systems invented, developed or produced by the Company.

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

In the event that any of the Company’s contracts were to be terminated or adversely modified, there may be significant adverse effects on its revenues, operating costs and income that would not be recoverable.

As a U.S. Government contractor, the Company is subject to a number of procurement rules and regulations.

The Company must comply with and is affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiations, define allowable and unallowable costs and otherwise govern the Company’s right to reimbursement under certain cost-based U.S. Government contracts and restrict the use and dissemination of classified information and the exportation of certain products and technical data. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of the Company’s contracts and, under certain circumstances, suspension or debarment from future contracts for a period of time.

These laws and regulations affect how the Company does business with its customers and in some instances, impose added costs on its businesses. These costs might increase in the future, reducing margins, which could have a negative effect on the Company’s financial condition.

The Company’s businesses could be adversely affected by a negative audit by the U.S. Government.

U.S. Government agencies, such as the Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and information management systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, the Company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, as a U.S. Government contractor, the Company is subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not, the results of which could have a material adverse effect on the Company’s operations. The Company could suffer serious harm to its reputation if allegations of impropriety were made against it.

The Company’s revenues will be adversely affected if the Company fails to receive renewal or follow-on contracts.

Renewal and follow-on contracts are important because the Company’s contracts are for fixed terms. These terms vary from shorter than one year to over five years, particularly for contracts with options. The typical term of the Company’s contracts with the U.S. Government is between one and three years. The loss of revenues from the Company’s possible failure to obtain renewal or follow-on contracts may be significant because the Company’s U.S. Government contracts account for a substantial portion of its revenues.

Cost over-runs on the Company’s fixed-price contracts could subject it to losses and adversely affect its future business.

During the year ended December 31, 2004, fixed price contract sales comprised 61% of Defense segment sales. Under firm fixed price contracts, the Company performs services under a contract at a stipulated price. If the Company fails to anticipate technical problems, estimate costs accurately or control costs during its performance of fixed price contracts, the Company can incur losses on those contracts because any costs in excess of the fixed price are absorbed by the Company. Under time and materials contracts, the Company is paid for labor at negotiated hourly billing rates and for certain expenses. Under cost reimbursement contracts, which are subject to a contract ceiling amount, the Company is reimbursed for allowable costs and paid a fee, which may be fixed or performance based. However, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, the Company may not be able to obtain reimbursement for all such costs. The Company’s ability to manage costs on each of these contract types may materially and adversely affect its financial condition. Cost over-runs also may adversely affect the Company’s ability to sustain existing programs and obtain future contract awards.

Due to the size and nature of many of the Company’s contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information for the Company to assess anticipated performance. Estimates of award fees are also used in estimating sales and profit rates based on actual and anticipated awards.

Because of the significance of the judgments and estimation processes described above, it is possible that the results could be different and the differences could be material if the Company used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information regarding the Company’s accounting policies for recognizing sales and profits, see Critical Accounting Policies above.

Other risks associated with U.S. Government contracts may expose the Company’s business to adverse consequences.

Like all U.S. Government contractors, the Company is subject to risks associated with uncertain cost factors related to:

•       scarce technological skills and components;

•       the frequent need to bid on programs in advance of design completion, which may result in unforeseen technological difficulties and/or cost overruns;

•       the substantial time and effort required for design and development;

•       design complexity;

•       rapid obsolescence; and

•       the potential need for design improvement.

Failure to perform by one of the Company’s subcontractors, partners or suppliers could materially and adversely affect the Company’s performance and its ability to obtain future business.

Many of the Company’s contracts involve subcontracts or partnerships with other companies upon which the Company relies to perform a portion of the services the Company must provide to its customers. There is a risk that the Company may have disputes with its subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, the Company’s failure to extend existing task orders or issue new task orders under a subcontract or the Company’s hiring of personnel of a subcontractor. A failure by one or more of the Company’s subcontractors to satisfactorily provide on a timely basis the agreed-upon services may materially and adversely impact the Company’s ability to perform its obligations as the prime contractor. Subcontractor performance deficiencies could expose the Company to liability and have a material adverse effect on the Company’s ability to compete for future contracts and orders.

In addition, in connection with certain contracts, the Company commits to certain performance guarantees. The Company’s ability to perform under these guarantees may in part be dependent on the performance of other parties, including partners and subcontractors. If the Company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on the Company’s product margins and its results of operations, liquidity or financial position.

In addition, several suppliers are the Company’s sole source of certain components. If a supplier should cease to deliver such components, added cost and manufacturing delays could result, which may affect the Company’s ability to meet customer needs and may have an adverse impact on the Company’s profitability.

The Company derives revenues from international sales and is subject to the risks of doing business in foreign countries.

The Company derived approximately 8% of its revenues from international sales during the year ended December 31, 2004 and, as a result, is subject to risks of doing business internationally, including:

•       changes in regulatory requirements that may adversely affect the Company’s ability to sell certain products or repatriate profits to the United States;

•       domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements;

•       fluctuations in foreign currency exchange rates;

•       delays in placing orders;

•       the complexity and necessity of using foreign representatives and consultants;

•       the uncertainty of adequate and available transportation;

•       the uncertainty of the ability of foreign customers to finance purchases;

•       uncertainties and restrictions concerning the availability of funding credit or guarantees;

•       the imposition of tariffs or embargoes, export controls and other trade restrictions;

•       the difficulty of managing and operating of an enterprise spread over various countries;

•       compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad; and

•       economic and geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances.

While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect the Company’s operations in the future.

The Company may not be successful in obtaining the necessary licenses to conduct operations abroad and Congress may prevent proposed sales to foreign governments.

Licenses for the export of many of the Company’s products are required from government agencies in accordance with various statutory authorities, including the Export Administration Act of 1979, the International Emergency Economic Powers Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976. The Company can give no assurance that it will be successful in obtaining these necessary licenses in order to conduct business abroad. In the case of certain sales of defense equipment and services to foreign governments, the U.S. Department of State must notify Congress at least 15 to 30 days, depending on the size and location of the sale, prior to authorizing these sales. During that time, Congress may take action to block the proposed sale.

The Company operates in highly competitive markets and its future success will depend on its ability to develop new technologies that achieve market acceptance.

The defense industry, in which the Company primarily participates, is highly competitive and characterized by rapid technological change. If the Company does not continue to improve existing product lines and develop new products and technologies, its business could be materially and adversely affected. In addition, competitors could introduce new products with greater capabilities, which could also have a material and adverse effect on the Company’s business. Accordingly, the Company’s future performance depends on a number of factors, including its ability to:

•       identify emerging technological trends in target markets;

•       develop and maintain competitive products;

•       enhance the Company’s products by adding innovative features that differentiate them from those of competitors; and

•       develop, manufacture and bring products to market quickly at cost-effective prices.

The Company believes that, in order to remain competitive in the future, it will need to continue to develop new products, which will require the investment of significant financial resources. The need to make these expenditures could divert the Company’s attention and resources from other projects and the Company cannot be sure that these expenditures will ultimately lead to the timely development of new technology. Due to the design complexity of the Company’s products, the Company may in the future experience delays in completing the development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for the Company’s products will develop or continue to expand as currently anticipated. The failure of the Company’s technology to gain market acceptance could significantly reduce revenues and harm the Company’s business. Furthermore, the Company cannot be sure that its competitors will not develop competing technologies which gain market acceptance in advance of the Company’s products.

In addition, the Company competes primarily for government contracts against many companies that are larger, devote greater resources to research and development and generally have greater financial and other resources. Consequently, these competitors may be better positioned to take advantage of economies of scale and develop new technologies. In order to remain competitive, the Company must keep its capabilities technically advanced and compete on price and value added to its customers. The Company’s ability to compete depends on the effectiveness of its research and development programs, its readiness with respect to facilities, equipment and personnel to undertake the programs for which the Company competes and its past performance and demonstrated capabilities. The Company’s ability to compete also may be adversely affected by limits on its capital resources and its ability to invest in maintaining and expanding market share. If the Company is unable to compete effectively, its business and prospects will be adversely affected.

United Industrial Corporation and Detroit Stoker are subject to asbestos-related litigation and other liabilities. In addition to asbestos-related claims, the Company may face costly litigation.

The Company’s financial condition and performance may be affected by pending litigation, including asbestos-related claims and environmental matters, and other loss contingencies, and by unanticipated liabilities. The Company is subject to lawsuits, several of which involve large claims and significant defense costs. Any of these claims, whether with or without merit, could result in costly litigation and divert the time, attention and resources of management. In addition, successful claims in excess of any applicable liability insurance could have a material adverse effect on the Company’s business, results of operations and financial condition. These litigation matters and contingencies are described in Note 16 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The Company is subject to significant environmental laws and regulations.

The Company’s business is subject to a wide range of general and industry-specific environmental, health and safety, federal, state and local laws and regulations, including those relating to air emissions, wastewater discharges, solid and hazardous waste management and disposal and site remediation. Compliance with these laws and regulations is a significant factor in the Company’s business. The Company, as well as some of its competitors, may incur significant capital and operating expenditures to achieve and maintain compliance with applicable environmental laws and regulations. The Company’s failure to comply with applicable environmental laws and regulations or permit requirements could result in substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment or other actions. As an owner and operator of real estate, the Company may be responsible under environmental laws and regulations for the investigation, remediation and monitoring, as well as associated costs, expenses and third-party damages, including tort liability, relating to past or present releases of hazardous substances on or from the Company’s properties. Liability under these laws may be imposed without regard to whether the Company knew of, or was responsible for, the presence of those substances on its property and may not be limited to the value of the property. The Company may also be responsible under environmental laws and regulations for the investigation, remediation and monitoring, as well as associated costs, expenses and third-party damages, including tort liability, related to facilities or sites to which it has sent hazardous waste materials. In addition, situations may give rise to material environmental liabilities that have not yet been discovered. New environmental laws (or regulations or changes in existing laws) may be enacted that require the Company to make significant expenditures. If the resulting expenses significantly exceed expectations, the Company’s business, financial condition and operating results might be materially affected.

Although the Company accounts for its transportation business as discontinued operations, the Company remains subject to significant obligations in connection with such operations.

The Company accounts for its transportation operation as discontinued operations. In connection with the discontinued operations, AAI owns 35% of Electric Transit, Inc., (“ETI”). Although ETI completed delivery of all required products under its last remaining production contract and a retrofit program for that production contract, ETI’s remaining obligations, which include performance and indemnity obligations, are significant. Therefore, there can be no assurances that the Company will, in fact, be able to successfully extricate itself from its obligations within the stated time frame or within the established reserves.

The Company’s level of returns on pension plan assets could affect its earnings in future periods.

Net income or loss may be significantly positively or negatively impacted by the amount of income or expense recorded for the Company’s pension plan, which is a cash balance plan. Judgments, assumptions and assessments of uncertainties are required in developing the projected obligations for pension and other postretirement employee benefits. Changes in assumptions related to the Company’s pension plan can significantly affect its results of operations.

The Company depends on the recruitment and retention of qualified personnel and its failure to attract and retain such personnel could seriously harm the Company’s business.

Due to the specialized nature of the Company’s businesses, future performance is highly dependent upon the continued services of its key engineering personnel and executive officers. The Company’s prospects depend upon its ability to attract and retain qualified engineering, manufacturing, marketing, sales and management personnel. Competition for personnel is intense and the Company may not be successful in attracting or retaining qualified personnel. Failure to successfully compete for these personnel could seriously harm the Company’s business, results of operations and financial condition.

The Company may be unable to adequately protect its intellectual property rights, which could affect its ability to compete.

Protecting the Company’s intellectual property rights is critical to its ability to compete and succeed as a company. The Company owns a large number of U.S. and foreign patents and patent applications, as well as trademark, copyright and semiconductor chip mask work registrations which are necessary and contribute significantly to the preservation of the Company’s competitive position in the market. There can be no assurance that any of these patents and other intellectual property will not be challenged, invalidated or circumvented by third parties. In some instances, the Company augmented its technology base by licensing the proprietary intellectual property of others. In the future, the Company may not be able to obtain necessary licenses on commercially reasonable terms. The Company enters into confidentiality and invention assignment agreements with its employees and non-disclosure agreements with its suppliers and certain customers so as to limit access to and disclosure of its proprietary information. These measures may not be sufficient to deter misappropriation or independent third-party development of similar technologies. Moreover, the protection provided to the Company’s intellectual property by the laws and courts of foreign nations may not be as advantageous to as the remedies available under U.S. law.

The Company intends to complement its growth strategy through acquisitions, which subject the Company to numerous risks.

The Company intends to complement its growth strategy through acquisitions that broaden its product and service offerings, deepen its capabilities and allow entry into new attractive domestic and international markets. Acquisitions may require significant capital resources and divert management’s attention from existing business. Acquisitions also entail an inherent risk, which could subject the Company to contingent or other liabilities, including liabilities arising from events or conduct pre-dating the acquisition of a business that were not known to the Company at the time of the acquisition. The Company may also incur significantly greater expenditures in integrating an acquired business than had been initially anticipated. In addition, acquisitions may create unanticipated tax and accounting problems. A key element of the Company’s acquisition strategy, depending on the type of acquisition, may also include retaining management and key personnel of the acquired business to operate the acquired business for the Company.  The Company’s inability to retain these individuals could materially impair the value of an acquired business. The Company’s failure to successfully accomplish future acquisitions or to manage and integrate completed or future acquisitions could have a material adverse effect on its business, financial condition or results of operations. There can be no assurances that the Company:

•       will identify suitable acquisition candidates;

•       can consummate acquisitions on acceptable terms;

•       can successfully integrate any acquired business into its operations or successfully manage the operations of any acquired business; or

•       will be able to retain an acquired company’s significant client relationships, goodwill and key personnel or otherwise realize the intended benefits of any acquisition.

The Company increased its leverage as a result of the sale of the 3.75% Convertible Senior Notes.

In connection with the sale of the 3.75% Convertible Senior Notes, the Company incurred $120,000,000 of indebtedness. The degree to which the Company is leveraged could adversely affect its ability to obtain further financing or working capital, consummate acquisitions or otherwise pursue strategies and could make the Company more vulnerable to industry downturns and competitive pressures. The Company’s ability to meet its debt service obligations will be dependent upon its future performance, which will be subject to the financial, business and other factors affecting the Company’s operations, many of which are beyond the Company’s control.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate

3.75% Convertible Senior Notes

On September 15, 2004, the Company issued and sold $120,000,000 of 3.75% Convertible Senior Notes. Several features contained in the indenture governing the 3.75% Convertible Senior Notes are considered embedded derivative instruments, including the Conversion feature, Repurchase Event Make-Whole Premium, Contingent Interest, and the Make-Whole Interest Payment, each of which is discussed below (also see Note 6 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K). The Company is accounting for these embedded derivative instruments pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related amendments and guidance. The Contingent Interest and Make-Whole Interest Payment features were bifurcated from the 3.75% Convertible Senior Notes and are being accounted for separately as derivative instruments. The aggregate fair value assigned to these embedded derivatives was approximately $530,000 at September 30, 2004, and was approximately $742,000 at December 31, 2004. The Company recorded a loss in its Consolidated Statements of Operations for the change in the fair value of these embedded derivatives of $212,000 during 2004. The Conversion feature and Repurchase Event Make-Whole Premium feature were not required to be bifurcated and separately accounted for as derivative instruments.

Each of the embedded derivatives may result in certain payments to the holders of the 3.75% Convertible Senior Notes, as described below:

•       Conversion Feature

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

•       Repurchase Event Make-Whole Premium

If any of the holders of the 3.75% Convertible Senior Notes elect to require the Company to repurchase any of their outstanding holdings as the result of a Repurchase Event that occurs prior to September 15, 2009, the Company will pay at its option in cash, in shares of Common Stock (unless, among other conditions, the Company’s Common Stock is no longer approved for listing on a U.S. national securities exchange), or a combination thereof to such holders a Repurchase Event Make-Whole Premium. The amount of the Repurchase Event Make-Whole Premium is equal to the principal amount of the notes multiplied by a specified percentage. The maximum Repurchase Event Make-Whole Premium will be paid if a Repurchase Event occurs during the first year the 3.75% Convertible Senior Notes are outstanding and the average of the closing sale prices of the Company’s Common Stock for a specified period is $40.00 per share. In this event, the Repurchase Event Make-Whole Premium would be $20,880,000.

•       Contingent Interest

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

•       Make-Whole Interest Payment

The Company may also elect to automatically convert some or all of the outstanding 3.75% Convertible Senior Notes on or prior to maturity if the closing price of its Common Stock has exceeded 150% of the conversion price for a specified period prior to the notice of its election to automatically convert. If such an Automatic Conversion occurs on or prior to September 15, 2009, the Company will pay a Make-Whole Interest Payment at the time of conversion in cash or, at its option, in shares of Common Stock, equal to five full years of interest, less any interest actually paid or provided for prior to Automatic Conversion. For example, if the Company has the ability and elects to automatically convert the 3.75% Convertible Senior Notes after two interest payments have been made then the Make-Whole Interest Payment would be $18,000,000. At the Company’s option, the Make-Whole Interest Payment is payable in cash or the Company’s Common Stock valued at 95% of the average of the closing price of the Common Stock for a specified period.

The interest rate on the 3.75% Convertible Senior Notes is fixed and, accordingly, not affected by changes in interest rates. However, if interest rates decline, the interest paid by the Company on the 3.75% Convertible Senior Notes could be at above-market rates.

The Company filed a shelf registration statement relating to the resale of the 3.75% Convertible Senior Notes and the shares of Common Stock issuable upon conversion by the holders thereof with the Securities and Exchange Commission on November 12, 2004, which was declared effective by the Securities and Exchange Commission on December 14, 2004. If the Company fails to keep such shelf registration statement continuously effective until September 15, 2006, or such earlier period as defined in the Registration Rights Agreement (defined therein as a “Registration Default”), additional interest will be paid to the holders of the 3.75% Convertible Senior Notes at the annual rate of 0.25%, or up to $75,000 for the first 90 days after any such Registration Default, and thereafter at an annual rate of 0.50%, or $600,000 per year, until the events are satisfied.

Securities Lending Transaction

On December 29, 2004, the Company entered into a securities lending transaction with its broker-dealer, which is being accounted for as a secured borrowing. The Company received $124,619,000 of cash from its broker-dealer as collateral for lending to its broker-dealer an equal amount of U.S. treasury bills owned by the Company. The Company’s obligation to return the $124,619,000 of cash collateral is recorded as Payable under securities loan agreement in the accompanying Consolidated Balance Sheets at December 31, 2004. The securities lending transaction terminates on February 23, 2005, at which time the Company is entitled and obligated to redeem the U.S. treasury bills from its broker-dealer and must repay the cash collateral. Interest on the secured borrowing is floating, initially set at 2.37% per annum, and resets weekly based on the LIBOR rate minus 15 basis points. The Company will pay an effective interest rate of at least 1.86%, but not to exceed 2.85%.

Foreign Currency

A portion of the Company’s operations consist of manufacturing and sales activities in foreign jurisdictions, and some of these transactions are denominated in foreign currencies. As a result, the

Company’s financial results could be affected by changes in foreign exchange rates. To mitigate the effect of changes in these rates, the Company enters into foreign exchange contracts. The primary purpose of the Company’s foreign exchange currency activities is to protect the Company from the risk that the eventual U.S. dollar cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates. Such contracts typically obligate the Company to exchange predetermined amounts of the foreign currency at certain dates, or to make an equivalent U.S. dollar payment equal to the value of such exchanges. Gains and losses for effective hedging activities are included in Other Comprehensive Income and recognized in earnings when the hedged transactions occur. Gains and losses for ineffective hedges are recorded in income immediately.

The Company is exposed to credit loss in the event of nonperformance by counterparties on foreign exchange contracts. The amount of such exposure is generally the unrealized gain or loss on such contracts. The Company does not hold or issue financial instruments for trading purposes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(Dollars in thousands, except par value data)
ASSETS
Current assets:
Cash and cash equivalents	$80,679	$24,138
Securities pledged to creditors	124,626	—
Deposits and restricted cash	33,845	—
Trade receivables, net	46,658	33,377
Inventories	34,639	16,968
Prepaid expenses and other current assets	12,465	9,417
Assets of discontinued operations	13,545	5,089
Total current assets	346,457	88,989
Deferred income taxes	13,930	10,886
Other assets	11,953	7,710
Insurance receivable—asbestos litigation	20,343	20,317
Property and equipment, net	27,645	22,216
Total assets	$420,328	$150,118
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$958	$—
Payable under securities loan agreement	124,619	—
Accounts payable	21,664	10,117
Accrued employee compensation and taxes	13,706	11,920
Other current liabilities	14,942	9,787
Liabilities of discontinued operations	18,566	15,561
Total current liabilities	194,455	47,385
Long-term debt	122,000	—
Postretirement benefit obligation, other than pension	20,813	21,970
Minimum pension liability	17,513	6,755
Reserve for asbestos litigation	31,852	31,595
Other liabilities	2,129	1,466
Commitments and contingencies
Total liabilities	388,762	109,171
Shareholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 30,000,000 shares authorized; 12,291,951 and 13,267,218 shares outstanding at December 31, 2004 and 2003, respectively (net of shares held in treasury)	14,374	14,374
Additional capital	84,296	88,125
Retained earnings (deficit)	3,499	(22,095)
Treasury stock, at cost; 2,082,197 and 1,106,930 shares at December 31, 2004 and 2003, respectively	(40,019)	(11,345)
Accumulated other comprehensive loss, net of tax	(30,584)	(28,112)
Total shareholders’ equity	31,566	40,947
Total liabilities and shareholders’ equity	$420,328	$150,118

See accompanying notes to the consolidated financial statements

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Net sales	$385,084	$310,947	$258,767
Cost of sales	289,138	239,618	198,501
Gross profit	95,946	71,329	60,266
Selling and administrative expenses	53,414	46,688	42,681
Impairment of long-lived assets	861	—	—
Asbestos litigation expense	542	717	11,509
Other operating expenses, net	295	667	703
Operating income	40,834	23,257	5,373
Non-operating income and (expense):
Interest income	831	463	127
Interest expense	(1,776)	(92)	(843)
Other income (expense), net	13	(111)	(219)
	(932)	260	(935)
Income from continuing operations before income taxes	39,902	23,517	4,438
Provision for income taxes:
Federal current	12,242	9,274	5,432
Federal deferred	1,132	(1,525)	(4,933)
State	426	662	75
Total provision for income taxes	13,800	8,411	574
Income from continuing operations	26,102	15,106	3,864
Income (loss) from discontinued operations, net of income tax expense of $376,000 in 2004 and tax benefit of $11,274, and $23,112 in 2003 and 2002, respectively	698	(20,947)	(42,941)
Net income (loss)	$26,800	$(5,841)	$(39,077)
Basic earnings (loss) per share:
Income from continuing operations	$2.04	$1.14	$0.30
Income (loss) from discontinued operations	0.06	(1.58)	(3.30)
Net income (loss)	$2.10	$(0.44)	$(3.00)
Diluted earnings (loss) per share:
Income from continuing operations	$1.94	$1.10	$0.28
Income (loss) from discontinued operations	0.05	(1.53)	(3.13)
Net income (loss)	$1.99	$(0.43)	$(2.85)

See accompanying notes to the consolidated financial statements

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,800	$(5,841)	$(39,077)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations, net of taxes	(698)	20,947	42,941
Depreciation and amortization	5,846	5,415	8,763
Provision for asbestos litigation	—	—	11,509
Pension expense	4,602	6,119	1,321
Curtailment charge for postretirement benefits	1,959	—	—
Impairment of long-lived assets	861	—	—
Deferred income taxes	1,132	(1,525)	(4,933)
Income tax refund	—	16,822	—
Other, net	116	(57)	(99)
Changes in operating assets and liabilities	(15,355)	(1,045)	2,441
Net cash provided by operating activities from continuing operations	25,263	40,835	22,866
Net cash used in discontinued operations	(4,753)	(7,946)	(37,806)
Net cash provided by (used in) operating activities	20,510	32,889	(14,940)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,628)	(6,213)	(5,219)
Purchase of available-for-sale securities	(124,619)	—	—
Increase in amount due from investee of discontinued operations	—	(2,122)	(3,648)
Advances repaid by investee of discontinued operations	—	2,122	1,917
Dividend received from and advances repaid by investee	—	—	1,360
Cash advance received on pending property sale	150	—	—
Proceeds from sale of assets of discontinued operations	—	—	20,756
Net cash (used in) provided by investing activities	(134,097)	(6,213)	15,166
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net	115,624	—	—
Cash received in securities lending transaction	124,619	—	—
Proceeds from exercise of stock options	4,580	5,178	1,825
Repayment of long-term debt	(915)	—	—
Purchases of treasury shares	(34,842)	(6,036)	—
Dividends paid	(5,093)	(5,315)	(3,912)
Increase in deposits and restricted cash	(33,845)	—	—
Net cash provided by (used in) financing activities	170,128	(6,173)	(2,087)
Increase (decrease) in cash and cash equivalents	56,541	20,503	(1,861)
Cash and cash equivalents at beginning of year	24,138	3,635	5,496
Cash and cash equivalents at end of year	$80,679	$24,138	$3,635

See accompanying notes to the consolidated financial statements

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

United Industrial Corporation (“United Industrial”) and its subsidiaries (collectively, the “Company”) is an advanced technology company applying its resources to the research, development and production of aerospace and military systems, electronics and components under defense contracts, and, to a lesser extent, to energy systems for industry and utilities.

The Company’s principal business segments are Defense and Energy. The operations of the Defense and Energy segments are conducted principally through two wholly-owned subsidiaries, AAI Corporation and its subsidiaries (“AAI”) and Detroit Stoker Company (“Detroit Stoker”), respectively. The Company has a transportation operation that is accounted for as discontinued operations (see Notes 2 and 16).

The Company conducts a significant amount of business with the U.S. Government. Sales to agencies of the U.S. Government were $325,092,000, $249,547,000, and $161,569,000 for 2004, 2003, and 2002, respectively. No single customer other than the U.S. Government accounted for ten percent or more of consolidated net sales in any year.

Note 2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and those differences could be material.

Principles of Consolidation

The consolidated financial statements include the accounts of United Industrial and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The Company includes in income its proportionate share of the net earnings or losses of unconsolidated investees when the Company’s ownership interest is between 20% and 50%.

During 2002, the Company’s discontinued transportation operation began recording 100%, instead of its 35% ownership interest, of the losses of Electric Transit Inc. (“ETI’”) because of the apparent inability of Skoda, a.s., the majority owner, to meet its financial obligations under ETI’s shareholder agreement and AAI’s contractual indemnification of the surety concerning certain of ETI’s performance criteria.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of the Company’s financial instruments, which included non-derivative financial instruments included in current assets and current liabilities, long-term debt, and derivative financial instruments.

The fair value of all non-derivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and payable under securities loan agreement, approximated their carrying amount due to the short maturity of those instruments. The fair value of securities pledged to customers was estimated based on market prices for three-month U.S. treasury bills.

The Company’s 3.75% Convertible Senior Notes (see Note 6) had a carrying amount of $120,000,000 and an estimated fair value of $147,750,000 at December 31, 2004. The fair value was estimated based on market prices for the same or similar issues as quoted by the Company’s financial advisor.

The Company has a foreign currency contract and features embedded in the Indenture governing the Company’s 3.75% Convertible Senior Notes, some of which were bifurcated from the host contract and are being accounted for separately as derivative instruments. The fair value of the foreign currency contracts is estimated based on available market price quotations. The fair value of each of the embedded derivatives is estimated using valuation models from financial advisors.

Discontinued Operations

The Company accounts for its remaining transportation operation as discontinued operations, including its 35% ownership in ETI.

During 2002, the Company sold two transportation overhaul contracts and related assets and liabilities. These divested overhaul contracts, and the efforts undertaken by AAI to assist ETI to complete its one remaining contract, as well as AAI’s equity interest in ETI, are included in the accounting for discontinued operations. See Notes 16 and 17 for additional information.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and investments in highly liquid instruments with a maturity of three months or less from the date purchased.

Deposits and Restricted Cash

Effective December 23, 2004, the Company terminated its Loan and Security Agreement dated June 28, 2001, as amended, with Bank of America Business Capital (formerly Fleet Capital Corporation). As a result, the Company was required to post cash as collateral for its outstanding undrawn letters of credit and maintain a minimum cash balance. At December 31, 2004, the aggregate amount of cash required to be on deposit with Bank of America Business Capital was $8,845,000, which was classified as Deposits and restricted cash in the accompanying Consolidated Balance Sheets.

In addition, in connection with the securities lending transaction described below, the Company provided a refundable deposit of $25,000,000 into a segregated, interest-bearing account at its broker-dealer, which was classified as Deposits and restricted cash in the accompanying Consolidated Balance Sheets at December 31, 2004. The Company granted to its broker-dealer a first priority security interest in the cash deposit.

Securities Lending Transaction

On December 29, 2004, the Company purchased $125,000,000 aggregate principal amount at maturity of U.S. treasury bills for $124,619,000, which matured on February 24, 2005. The Company classified this investment as available-for-sale, which requires it to be reported at estimated fair value, with unrealized gains and losses, net of tax, reported as a separate component of Accumulated other comprehensive loss in Shareholders’ equity until realized. During 2004, the Company recorded a pre-tax unrealized loss related to this investment of $7,000, which was charged to Accumulated other comprehensive loss.

Concurrently with the purchase of the U.S. treasury bills, the Company entered into a securities lending transaction with its broker-dealer, which is being accounted for as a secured borrowing. In exchange for lending the U.S. treasury bills to its broker-dealer, the Company received cash collateral from its broker-dealer in an amount equal to 100% of the fair value of the securities loaned, net of a $25,000,000 refundable deposit that remained at its broker-dealer in a segregated, interest-bearing account. The

Company will pay interest charges to its broker-dealer on the cash collateral received at an effective interest rate of at least 1.86%, but not to exceed 2.85%. In the accompanying Consolidated Balance Sheets at December 31, 2004, the carrying amount of U.S. treasury bills loaned was classified as Securities pledged to creditors, the cash received as collateral was classified as Payable under securities loan agreement, and the amount on deposit at the Company’s broker-dealer was included in Deposits and restricted cash.

Inventories

Inventories are stated at the lower of cost or market. At December 31, 2004 and 2003, approximately 8% and 14%, respectively, of total inventory was priced using the last-in, first-out (“LIFO”) method. The remaining inventory was priced using either actual or average cost. If the first-in, first-out (“FIFO”) method of inventory pricing had been used, inventories would have been approximately $3,351,000 and $3,149,000 higher than reported at December 31, 2004 and 2003, respectively.

Revenue and Gross Profit Recognition

The Company generally follows the percentage-of-completion method of accounting for its long-term contracts. Sales and gross profit are principally recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Alternatively, certain contracts provide for the production of various units throughout the contract period, and sales and gross profit on these contracts are recognized based on the units delivered. Amounts representing contract change orders, claims or other items are included in sales when they can be reliably estimated and realization is probable. There were no pending change orders or claims at December 31, 2004 and 2003, respectively. Incentives or penalties, estimated warranty costs and awards applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance.

Estimates of final contract costs are reviewed and revised periodically throughout the lives of the contracts. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress, including the applicable portion of general and administrative expenses, are charged to earnings when identified.

Noncontract revenue is recorded when the product is shipped and title passes or when the services are provided.

Property and Equipment, Net

	December 31,
	2004	2003
	(Dollars in thousands)
Land	$317	$459
Buildings and improvements	34,851	38,020
Machinery and equipment	73,156	68,394
Furniture and fixtures	5,083	4,715
	113,407	111,588
Accumulated depreciation and amortization	(85,762)	(89,372)
Total	$27,645	$22,216

Property and equipment are stated at historical cost, net of accumulated depreciation. The Company calculates depreciation using the straight-line method for buildings and improvements, and the double declining-balance method for machinery and equipment (except software, which is depreciated using the straight-line method) and most of its furniture and fixtures to amortize cost over the estimated useful lives of the various classes of property and equipment, which range from three years to thirty-nine years for buildings and improvements, and from three years to eight years for both machinery and equipment and furniture and fixtures.

On January 14, 2005, the Company sold approximately 26 acres of undeveloped property adjacent to its Hunt Valley, Maryland facility for $8,105,000. At December 31, 2004, the related cost of this property was classified as assets held for sale and included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. The Company expects to recognize a pre-tax gain on the sale of this property in the first quarter of 2005 of approximately $7,152,000.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of the cost of such assets based on a review of projected undiscounted cash flows. When it becomes probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its estimated fair value.

Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell the assets.

Debt Issuance Costs

Costs incurred to issue debt are deferred and amortized as a component of interest expense over the estimated term of the related debt using a method that approximates the effective interest rate method.

Earnings per Share

Basic earnings per share for all periods presented was computed by dividing net earnings for the respective period by the weighted-average number of shares of the Company’s par value $1.00 per share common stock (“Common Stock”) outstanding during the period. Diluted earnings per share was computed by dividing (i) net earnings during the period, adjusted in 2004 to add back the after-tax interest charges incurred on the Company’s 3.75% Convertible Senior Notes issued on September 15, 2004 (see Note 6), by (ii) the weighted-average number of shares of Common Stock outstanding during the period, adjusted to add the weighted-average number of potential dilutive common shares that would have been outstanding upon the assumed exercise of stock options and conversion of the 3.75% Convertible Senior Notes for Common Stock.

On September 30, 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”). EITF 04-8 was ratified by the FASB on October 13, 2004, and became effective for reporting periods ending after December 15, 2004. EITF 04-8 requires contingently convertible debt instruments with a market price trigger to be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or any other market price contingent conversion feature has been met, and requires prior period diluted earnings per share amounts presented for comparative purposes to be restated. Accordingly, the Company’s diluted earnings per share computation for the year ended December 31, 2004 includes 894,110 weighted-average potential dilutive shares for the assumed conversion of its 3.75% Convertible Senior Notes, issued on September 15, 2004, into shares of the Company’s Common Stock. The effect of adopting EITF 04-8 on the Company’s diluted earnings per share computations for the three-month and nine-month periods ended September 30, 2004, the only prior period amounts that need to be restated, was to increase the previously reported number of weighted-average diluted shares outstanding by 498,645 shares and 167,428 shares, respectively, resulting in restated diluted earnings per share from continuing operations of $0.57 per share and $1.70 per share, respectively. The Company previously reported diluted earnings per share from continuing operations of $0.58 per share and $1.71 per share for the three-month and nine-month periods ended September 30, 2004, respectively.

Basic and diluted earnings per share amounts were computed as follows:

	Year Ended December 31, 2004
	Earnings	Shares	Per Share
	(Dollars in thousands, except per share data)
Basic Earnings Per Share
Income from continuing operations	$26,102	12,771,659	$2.04
Effect of Dilutive Securities:
Options	—	410,201
3.75% Convertible Senior Notes	1,177	894,110
Diluted Earnings Per Share
Income from continuing operations, assuming conversion	$27,279	14,075,970	$1.94

	Year Ended December 31, 2003
	Earnings	Shares	Per Share
	(Dollars in thousands, except per share data)
Basic Earnings Per Share
Income from continuing operations	$15,106	13,219,000	$1.14
Effect of Dilutive Securities:
Options	—	443,000
Diluted Earnings Per Share
Income from continuing operations	$15,106	13,662,000	$1.10

	Year Ended December 31, 2002
	Earnings	Shares	Per Share
	(Dollars in thousands, except per share data)
Basic Earnings Per Share
Income from continuing operations	$3,864	13,021,000	$0.30
Effect of Dilutive Securities:
Options	—	677,000
Diluted Earnings Per Share
Income from continuing operations	$3,864	13,698,000	$0.28

Stock-Based Compensation

For each of the three years ended December 31, 2004, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related implementation guidance, whereby compensation cost for stock options is recognized in earnings based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Had compensation cost been determined consistent with the fair value method set forth under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for all awards under the plans, income and earnings per share from continuing operations would have decreased to the pro forma amounts indicated below:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Income from continuing operations:
As reported	$26,102	$15,106	$3,864
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of tax	(658)	(716)	(785)
Pro forma	$25,444	$14,390	$3,079
Earnings per share from continuing operations:
As reported:
Basic	$2.04	$1.14	$0.30
Diluted	1.94	1.10	0.28
Pro forma:
Basic	$1.99	$1.09	$0.24
Diluted	1.89	1.05	0.23

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 1.6%, 2.4%, and 2.0%; expected volatility of 21%, 26%, and 44%; risk-free interest rate of 4.0%, 4.3%, and 4.6%; and expected life of nine years in 2004, and ten years in each of 2003 and 2002. The weighted-average fair value of options granted was $5.39 and $8.95 for the years ended December 31, 2004 and 2002, respectively.  In 2003, some of the options granted had an exercise price that was greater than the current market price on the date of grant, while all of the other options were granted with an exercise price equal to the market price on the date of the grant. In 2003, the weighted-average fair value of options granted with their exercise price equal to the current market price on the date of grant was $4.91. The weighted-average fair value of options granted with their exercise price greater than the current market price on the date of grant was $4.87.

As more fully described under “New Accounting Pronouncements” below, on December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaced SFAS No. 123 and superseded SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), and APB No. 25 and its related implementation guidance. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the Company as of the interim period that begins July 1, 2005.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year’s presentation. The more significant reclassifications included reallocating pension expense, net of related deferred tax effects, for the Company’s UIC Pension Plan between the Defense and Energy segments, and increasing Selling and administrative expenses (with a corresponding reduction in Cost of sales) for the portion of internal research and development costs that was charged to Cost of sales prior to the fourth quarter of 2004. These reclassifications, which were recorded retroactively in the fourth quarter of 2004, were made in order to report results for the Defense and Energy segments consistent with management’s evaluation of the business.

The reallocation of pension expense resulted in a reduction of pension expense and Cost of sales for the Defense segment of $1,202,000 and $1,748,000 in 2003 and 2002, respectively, and a corresponding increase in Selling and administrative expenses for the Energy segment in each of those years. Pension expense is recorded in Cost of sales in the Defense segment and Selling and administrative expenses in the Energy segment. In the fourth quarter of 2004, management also reclassified the portion of internal research and development costs that was previously charged to Cost of sales to Selling and administrative expenses. This reclassification resulted in a reduction of Cost of sales for the Defense segment of $2,769,000 and $2,401,000 in 2003 and 2002, respectively, and a corresponding increase in Selling and administrative costs for the Defense segment in each of those years.

Foreign Currency Contracts

At times, the Company enters into forward exchange contracts to manage its exposure to the volatility in foreign currency exchange rates as the result of sales transactions denominated in foreign currencies. The contracts obligate the Company to exchange predetermined amounts of the foreign currency at certain dates, or to make an equivalent U.S. dollar payment equal to the value of such exchanges. The primary purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual U.S. dollar cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates.

Forward exchange contracts that are utilized by the Company to protect against the adverse effect that exchange rate fluctuations may have on foreign currency denominated trade receivables have not been designated as hedges for accounting purposes. The gains and losses arising on these derivatives as the result of marking them to fair value are recorded in earnings and are intended to offset, in whole or in part, the gains and losses arising from revaluing the foreign currency denominated trade receivables, which are also recorded in earnings.

The Company is exposed to credit loss in the event of nonperformance by counterparties on foreign exchange contracts. The amount of such exposure is generally the unrealized gain or loss on such contracts. The Company does not hold or issue financial instruments for trading purposes.

Legal Matters

The Company recognizes a liability for legal indemnification and defense costs when it believes it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information. The accruals are recorded at undiscounted amounts if the Company cannot reliably determine the timing of the cash payments, and the amounts are classified as liabilities in the accompanying consolidated balance sheets. The Company also has insurance that covers certain losses and records receivables to the extent that claims can be reasonably estimated and realization is deemed probable. The receivables are recorded at undiscounted amounts to coincide with the related accruals, and the amounts are classified as non-current receivables in the accompanying consolidated balance sheets.

New Accounting Pronouncements

On December 21, 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes’, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. FAS 109-1”), which became effective and was adopted by the Company on the issue date. FSP No. FAS 109-1 provides accounting guidance for the provision within the American Jobs Creation Act of 2004, which was signed into law on October 22, 2004, that provides a tax deduction on qualified production activities. FSP No. FAS 109-1 requires that the deduction be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes”. The adoption of FSP No. FAS 109-1 did not have a material effect on the Company’s financial condition or results of operations at December 31, 2004.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is effective beginning July 1, 2005. SFAS No. 123R replaced SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseded SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), and Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related implementation guidance. SFAS No. 123R establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods and services, and focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payment. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). As of December 31, 2004, the Company accounted for its stock-based compensation plans under the intrinsic value method of accounting in accordance with APB No. 25, which generally resulted in the recognition of no compensation cost. In addition, the Company furnished the pro forma disclosures of stock-based compensation expense required under SFAS No. 148. The Company anticipates that it will adopt the provisions of SFAS No. 123R on July 1, 2005, using the modified version of the prospective application. Under that transition method, compensation cost is recognized for all awards granted after the effective date, and to all awards modified, repurchased, or cancelled after that date. In addition, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards previously calculated and reported in the pro forma disclosures under APB No. 25. The Company does not anticipate adopting the modified retrospective application election allowed under SFAS No. 123R for periods before the effective date and, accordingly, will not adjust prior-period financial statements presented for comparative purposes. Based on the number of unvested outstanding awards at December 31, 2004, the pre-tax effect of adopting SFAS No. 123R is expected to increase compensation cost by approximately $300,000 for the six months ending December 31, 2005, and $425,000 and $100,000 for the years ending December 31, 2006 and 2007. Additional compensation cost will be recognized as new options are awarded. The Company has not made any material modifications to its stock-based compensation plans as the result of the issuance of SFAS No. 123R. See the sub-heading “Stock-Based Compensation” above for pro forma compensation cost, net of tax, for each of the three years ended December 31, 2004.

Effective July 1, 2004, the Company adopted FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. FAS 106-2”). As a result of adopting FSP No. FAS 106-2, the Company included the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act of 2003”) in its measurement of net periodic postretirement benefit cost and accumulated postretirement benefit obligation (“APBO”) retroactively to January 1, 2004, using the retroactive application method. Under that method, net periodic postretirement benefit cost for periods subsequent to December 31, 2003 shall include the effects of the Medicare Act of 2003, and interim financial statements issued in 2004 prior to the effective date of FSP No. FAS 106-2 shall be restated to reflect the effects of the Medicare Act of 2003.

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

Note 3. Trade Receivables, net

	December 31,
	2004	2003
	(Dollars in thousands)
U.S. Government:
Amounts billed	$19,235	$8,348
Unbilled recoverable costs and earned fees	18,423	15,963
Retainage per contract provisions	53	259
	37,711	24,570
Other:
Industrial and non-U.S. Government customers	9,202	9,363
Allowance for doubtful accounts	(255)	(556)
	8,947	8,807
Total	$46,658	$33,377

Amounts due from the U.S. Government primarily related to long-term contracts of the Company’s Defense segment.

Billed and unbilled receivables from the U.S. Government included $4,709,000 and $3,991,000 at December 31, 2004 and 2003, respectively, related to contracts for which a subsidiary of the Company is a subcontractor to other government contractors. Unbilled recoverable costs and earned fees represented amounts that will be substantially collected within one year. Retainage amounts will generally be billed over the next twelve months.

Other trade receivables, net of an allowance for doubtful accounts, primarily consisted of receivables from industrial and other non-U.S. Government customers. The Company continuously evaluates the credit worthiness of its non-U.S. Government customers and generally does not require collateral.

The results for the Defense segment included a charge of approximately $780,000 related to the discovery and correction in the third quarter of 2004 of the cumulative effect of overstated revenue and related unbilled accounts receivable that occurred during the years 1998 through 2003. The Company determined that the overstated revenue and related unbilled accounts receivable did not have a material effect on its results for the year ended December 31, 2004, or any periods prior to the third quarter of 2004.

Note 4. Inventories

	December 31,
	2004	2003
	(Dollars in thousands)
Costs and earnings related to long-term contracts	$138,436	$55,984
Deduct: progress payments related to long-term contracts	(113,345)	(43,218)
Costs and earnings in excess of billings	25,091	12,766
Finished goods and work in progress	8,293	3,136
	33,384	15,902
Materials and supplies	1,255	1,066
Total(1)	$34,639	$16,968

(1)          Total inventories included $2,296,000 and $2,050,000 of finished goods and work in progress for the Energy segment at December 31, 2004 and 2003, respectively, and $386,000 and $379,000 of materials and supplies for the Energy segment at December 31, 2004 and 2003, respectively.

The costs and earnings in excess of billings represented revenue recognized under the percentage-of-completion method of accounting for long-term contracts in excess of the amounts billable to the customer under the terms of the specific contracts. The Company’s inventoried costs included production costs and related overhead, including an applicable portion of general and administrative expenses. The Company recognized pre-tax losses of $2,405,000, $4,222,000, and $4,610,000 during 2004, 2003, and 2002, respectively, resulting primarily from revisions of cost estimates on certain major long-term contracts.

Note 5. Other Assets

	December 31,
	2004	2003
	(Dollars in thousands)
Intangible pension asset	$3,564	$4,085
Investment in affiliate	1,616	1,519
Debt issuance costs	4,620	—
Patents and other intangible assets, net	496	718
Other	1,657	1,388
Total	$11,953	$7,710

Debt issuance costs include $4,376,000 of investment banking, printing and other professional fees paid in connection with the issuance and sale of the 3.75% Convertible Senior Notes (see Note 6), and $530,000 for the aggregate fair value initially assigned to each of the derivative instruments embedded in the Indenture governing the 3.75% Convertible Senior Notes, which were bifurcated from the host contract and are being accounted for separately. This asset and the debt issuance costs paid are being amortized to interest expense over the five-year period ending September 15, 2009. Aggregate accumulated amortization was $286,000 at December 31, 2004.

Patents and other intangible assets represent assets acquired in connection with the purchase of ACL Technologies Inc., an indirect, wholly-owned subsidiary of the Company, and are being amortized primarily on a straight-line basis through 2007. Amortization expense was $222,000, $222,000, and $226,000 in 2004, 2003, and 2002, respectively. Accumulated amortization was $5,110,000 and $4,888,000 at December 31, 2004 and 2003, respectively. Amortization expense is expected to be $222,000 in each of 2005 and 2006, and $52,000 in 2007.

Note 6.   Long-Term Debt, Credit Arrangements, and Secured Borrowing

Long-Term Debt

The Company’s long-term debt consisted of the following at December 31, 2004 and 2003:

	December 31,
	2004	2003
	(Dollars in thousands)
3.75% Convertible Senior Notes	$120,000	$—
Vendor financing arrangement—interest at 2.58%, due April 2007	2,840	—
Capital lease obligations—interest ranging from 4.75% to 5.25%, due through November 2009	118	—
Total	122,958	—
Less: Current portion	958	—
Long-term debt	$122,000	$—

3.75% Convertible Senior Notes

In September 2004, United Industrial issued and sold $120,000,000 aggregate principal amount of 3.75% convertible senior notes due September 15, 2024, unless earlier redeemed, repurchased, purchased or converted (the “3.75% Convertible Senior Notes”). The Company used $24,356,000 of the proceeds to repurchase 850,400 shares of the Company’s Common Stock in privately negotiated transactions concurrent with the issuance and sale of the 3.75% Convertible Senior Notes. The Company received approximately $91,268,000 of net proceeds from this sale after the concurrent repurchase of Common Stock and paying $4,376,000 of investment banking and other professional and printing fees associated with the sale. These fees were deferred and included in Other assets in the accompanying Consolidated Balance Sheets at December 31, 2004, and are being amortized as interest expense. The Company intends to use the net proceeds for potential acquisitions and general corporate purposes. The Company is evaluating and expects to continue to evaluate and engage in discussions regarding potential acquisitions.

The 3.75% Convertible Senior Notes are senior unsecured obligations of the Company, and are fully and unconditionally guaranteed by AAI. The 3.75% Convertible Senior Notes bear interest at 3.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year beginning March 15, 2005. In addition, the Company will pay Contingent Interest, as defined in the Indenture governing the 3.75% Convertible Senior Notes (the “Indenture”), during any six-month interest period from March 15 to September 14, and from September 15 to March 14, commencing with the six-month period starting September 15, 2009, if the average market price of the 3.75% Convertible Senior Notes for the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the 3.75% Convertible Senior Notes. The amount of Contingent Interest payable in respect of any six-month period will equal 0.23% of the average market price of the 3.75% Convertible Senior Notes for the five trading day period referred to above. The Company filed a shelf registration statement relating to the resale of the 3.75% Convertible Senior Notes and the shares of Common Stock issuable upon conversion by the holders thereof with the Securities and Exchange Commission on November 12, 2004, which was declared effective by the Securities and Exchange Commission on December 14, 2004. If the Company fails to keep such shelf registration statement continuously effective until September 15, 2006, or such earlier period as defined in the Registration Rights Agreement (defined therein as a “Registration Default”), the Company is required to pay additional interest to the holders of the 3.75% Convertible Senior Notes at the annual rate of 0.25%, or up to $75,000 for the first 90 days after any such Registration Default, and thereafter at an annual rate of 0.50%, or $600,000 per year, until the events are satisfied.

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

2)     during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of the 3.75% Convertible Senior Notes was equal to or less than 98% of the Average Conversion Value, as defined in the Indenture, during such period, unless the 3.75% Convertible Senior Notes are surrendered after 2019 and, on any trading day during the specified period, the closing sale price of the Company’s Common Stock was between 100% and 120% of the then-current conversion price;

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

The Company has the right to redeem all or a portion of the 3.75% Convertible Senior Notes any time on or after September 15, 2009 at a redemption price, payable in cash, equal to 100% of the principal amount redeemed plus accrued and unpaid interest (including Contingent Interest, if any). On each of September 15, 2009, September 15, 2014 and September 15, 2019, or at any time upon the occurrence of a Repurchase Event (which generally will be deemed to occur upon the occurrence of a “Change in Control” or a “Termination of Trading” of the Company’s Common Stock, each as defined in the Indenture), the holders of the 3.75% Convertible Senior Notes have the right to require the Company to repurchase all or a portion of their outstanding holdings at a purchase price, payable at the Company’s option in cash, in shares of Common Stock (unless, among other conditions, the Company’s Common Stock is no longer approved for listing on a U.S. national securities exchange), or a combination thereof, equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest (including Contingent Interest, if any). In addition, if any of the holders elect to require the Company to repurchase any of their outstanding holdings as the result of a Repurchase Event that occurs prior to September 15, 2009, the Company must pay at its option in cash, in shares of Common Stock (unless, among other conditions, the Company’s

Common Stock is no longer approved for listing on a U.S. national securities exchange), or a combination thereof to such holders a Repurchase Event Make-Whole Premium, in addition to the purchase price described above.

Several features contained in the Indenture are considered embedded derivative instruments, including the Conversion feature, Repurchase Event Make-Whole Premium, Contingent Interest, and the Make-Whole Interest Payment, each of which is discussed briefly above. The Company is accounting for these embedded derivative instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related amendments and guidance. The Contingent Interest and Make-Whole Interest Payment features were bifurcated from the 3.75% Convertible Senior Notes and are being accounted for separately. The effect of this accounting treatment is to increase the effective interest rate for the debt. The aggregate fair value assigned to these embedded derivatives initially was a liability of approximately $530,000, and the unamortized balance is included in Other assets in the accompanying Consolidated Condensed Balance Sheets at December 31, 2004. This asset is being amortized over the five-year period ending September 15, 2009. The Company will record gains or losses in its Consolidated Condensed Statements of Operations for changes in the fair value of each of these embedded derivatives. The aggregate fair value of these embedded derivatives increased to approximately $742,000 at December 31, 2004, and, accordingly, the Company recognized a $212,000 loss for the year ended December 31, 2004, which is included in Other non-operating expenses in the accompanying Consolidated Statement of Operations. The Conversion feature and the Repurchase Event Make-Whole Premium feature were not required to be bifurcated and separately accounted for as derivative instruments because they are clearly and closely related to the host contract (the 3.75% Convertible Senior Notes).

In connection with the issuance and sale of the 3.75% Convertible Senior Notes, certain covenants in the Company’s former Loan and Security Agreement with Bank of America Business Capital (formerly Fleet Capital Corporation) were amended.

Other Long-term Debt and Capital Lease Obligations

In connection with the Company’s implementation of a new enterprise resource planning information system, AAI entered into a three-year arrangement with Oracle Credit Corporation, which commenced on July 1, 2004, to finance $3,751,000 of related costs. The amount financed will be repaid in quarterly installments of principal and interest of approximately $330,000 from July 1, 2004 through April 1, 2007. At December 31, 2004, the Company owed an aggregate principal amount of $2,840,000 under this financing arrangement, of which $929,000 represented the current portion.

The Company leases certain equipment used in its operations, some of which are considered capital leases. The Company’s total obligations under capitalized leases at December 31, 2004 was $118,000, of which $29,000 represented the current portion. The Company had no capital lease obligations outstanding at December 31, 2003. See Note 8 for the Company’s future minimum payments under all lease arrangements at December 31, 2004.

Aggregate maturities of all long-term debt, including capital lease obligations, during the next five years are $958,000 in 2005, $1,296,000 in 2006, $674,000 in 2007, $17,000 in 2008, $13,000 in 2009, and $120,000,000 thereafter. As discussed above, the Company has the right to redeem all or a portion of the 3.75% Convertible Senior Notes and the holders of the 3.75% Convertible Senior Notes have the right to require the Company to repurchase all or a portion of their outstanding holdings prior to the maturity date.

Credit Agreements

Effective December 23, 2004, the Company terminated its Loan and Security Agreement dated June 28, 2001, as amended (the “Credit Agreement”), with Bank of America Business Capital (formerly

Fleet Capital Corporation). As a result, the Company was required to post cash as collateral for its undrawn letters of credit outstanding in an amount equal to 110% of the outstanding balance and for other obligations the Company may incur in the future with Bank of America Business Capital. At December 31, 2004, the Company was required to maintain an aggregate cash balance of $8,845,000 with Bank of America Business Capital, which is included in Deposits and restricted cash in the accompanying Consolidated Balance Sheets.

Detroit Stoker has a $3,000,000 unsecured line of credit with a bank that may be used for cash borrowings or letters of credit. This financing arrangement was renewed in 2004 and expires on September 1, 2005. At December 31, 2004, Detroit Stoker had no cash borrowings and had $721,000 of undrawn letters of credit outstanding, which results in approximately $2,279,000 available for borrowings under the line of credit.

The Company’s terminated Credit Agreement had an original term of three years and provided for letters of credit and cash borrowings, subject to a borrowing base. The Credit Agreement provided for up to $25,000,000 of credit advances, with a sub limit of $10,000,000 for cash borrowings.

Secured Borrowing

On December 29, 2004, the Company entered into a securities lending transaction with its broker-dealer, which is being accounted for as a secured borrowing (see Note 2 for additional information regarding the securities lending transaction). The Company received $124,619,000 of cash from its broker-dealer as collateral for lending to its broker-dealer an equal amount of U.S. treasury bills owned by the Company. The Company’s obligation to return the $124,619,000 of cash collateral is recorded as Payable under securities loan agreement in the accompanying Consolidated Balance Sheets at December 31, 2004. The Company continues to maintain effective control over the U.S. treasury bills throughout the duration of the borrowing arrangement as it can unilaterally cause the holder to return the U.S. treasury bills at any time. The secured borrowing arrangement is governed by the Master Securities Loan Agreement and related addendums, and terminates on February 23, 2005. Interest on the secured borrowing is floating, initially set at 2.37% per annum, and resets weekly based on the LIBOR rate minus 15 basis points. The Company will pay an effective interest rate of at least 1.86%, but not to exceed 2.85%. Pursuant to the Master Securities Loan Agreement, the Company is entitled and obligated to redeem the U.S. treasury bills from its broker-dealer on February 23, 2005, at which time the Company must repay the cash collateral. On February 23, 2005, the Company repaid the securities loan agreement.

Note 7. Stock Options

In June 2004, the shareholders approved the 2004 Stock Option Plan (the “2004 Plan”). The 2004 Plan provides for the granting of options to key employees with respect to an aggregate of up to 600,000 shares of Common Stock. On March 10, 2004, the Company’s 1994 Stock Option Plan, as amended (the “1994 Plan”), expired and no additional options may be granted under the 1994 Plan. Options previously granted under the 1994 Plan and granted pursuant to the 2004 Plan may be either “incentive stock options”, within the meaning of Section 422(b) of the Internal Revenue Code, or non-qualified options. Shares of Common Stock subject to options may be either authorized and unissued shares, or previously issued shares acquired or to be acquired by the Company and held in its treasury.

Under the 2004 Plan and the 1994 Plan (collectively, the “Employee Option Plans”), the exercise price for each share subject to an option granted previously and in the future is not less than 100% of the market value of the Common Stock on the date the option is granted. Options granted are exercisable over a period determined by the Board of Directors, but no longer than ten years after the date they are granted under the 1994 Plan and five years for the 2004 Plan. Options granted under the Employee Option Plans generally vest one-third each year after a one-year waiting period.

In May 1997, the shareholders approved the 1996 Stock Option Plan for Non-Employee Directors, as amended (the “1996 Plan”), which provides for the granting of options with respect to an aggregate of up to 300,000 shares of Common Stock. Options may be exercised up to one-third as of the grant date of an option, and up to an additional one-third may be exercised as of the date of each subsequent annual meeting of shareholders. Options granted pursuant to the 1996 Plan prior to April 8, 2004 expire and are no longer exercisable after ten years from the date of grant, and, as the result of an amendment to the 1996 Plan during 2004, options granted after April 8, 2004 expire after five years from the date of grant. The exercise price for each share subject to an option granted is not less than 100% of the market value of the Common Stock on the date the option is granted.

A summary of stock option activity under all plans is as follows:

	Number of Shares	Weighted- Average Exercise Price
	(Shares in thousands)
Balance at December 31, 2001	1,549	$10.10
Granted	170	19.25
Exercised	(195)	9.36
Cancelled	(1)	8.71
Balance at December 31, 2002	1,523	11.22
Granted	155	16.71
Exercised	(555)	9.32
Cancelled	(14)	10.81
Balance at December 31, 2003	1,109	12.94
Granted	258	19.14
Exercised	(435)	10.54
Cancelled	(56)	18.57
Balance at December 31, 2004	876	$15.59

	Year Ended December 31,
	2004	2003	2002
	(Shares in thousands)
Exercisable	558	770	1,070
Available for future grants	650	264	105

The following table provides information with respect to stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
	Number	Weighted- Average Remaining Life (yrs)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
	(Shares in thousands)
Range of exercise prices:
$7.50 to $9.00	142	4.40	$8.52	142	$8.52
$12.25 to $12.90	146	5.14	12.68	146	12.68
$13.99 to $16.76	210	7.85	15.94	163	15.71
$17.32 to $19.05	308	8.45	18.00	82	18.84
$20.12 to $29.75	70	5.24	24.32	25	20.83
Totals	876	6.85	$15.59	558	$13.78

Note 8. Leases

Total rental expense for all operating leases amounted to $2,668,000, $3,778,000, and $3,699,000 in 2004, 2003, and 2002, respectively. Contingent rental payments were not significant.

Future minimum annual lease payments due over the next five years and thereafter under capital leases and non-cancelable operating leases with terms in excess of one year were as follows at December 31, 2004:

	Capital Leases	Operating Leases
	(Dollars in thousands)
2005	$40	$3,604
2006	40	3,174
2007	37	2,823
2008	20	2,708
2009	17	1,301
2010 and thereafter	—	164
Total minimum lease payments	154	$13,774
Less: Amount representing interest	(36)
Present value of minimum lease payments	$118

Note 9.  Changes in Shareholders' Equity

	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings (Deficit)	Cost of Shares in Treasury	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Amounts in thousands, except per share amounts)
Balance at December 31, 2001	12,872	$14,374	$91,094	$26,735	$(11,859)	$—	$120,344
Net loss	—	—	—	(39,077)	—	—	(39,077)
Minimum pension liability, net of tax benefit of $17,333	—	—	—	—	—	(32,262)	(32,262)
Total comprehensive loss	—	—	—	(39,077)	—	(32,262)	(71,339)
Cash dividends declared	—	—	—	(3,912)	—	—	(3,912)
Stock options exercised	195	—	287	—	1,538	—	1,825
Stock options - tax benefit	—	—	692	—	—	—	692
Employee awards	1	—	12	—	9	—	21
Balance at December 31, 2002	13,068	14,374	92,085	(16,254)	(10,312)	(32,262)	47,631
Net (loss)	—	—	—	(5,841)	—	—	(5,841)
Minimum pension liability, net of tax expense of $3,161	—	—	—	—	—	4,150	4,150
Total comprehensive loss	—	—	—	(5,841)	—	4,150	(1,691)
Cash dividends declared	—	—	(5,315)	—	—	—	(5,315)
Stock options exercised	555	—	187	—	4,991	—	5,178
Stock options - tax benefit	—	—	1,162	—	—	—	1,162
Treasury stock purchases	(358)	—	—	—	(6,036)	—	(6,036)
Employee awards	2	—	6	—	12	—	18
Balance at December 31, 2003	13,267	14,374	88,125	(22,095)	(11,345)	(28,112)	40,947
Net income	—	—	—	26,800	—	—	26,800
Minimum pension liability, net of tax benefit of $2,294	—	—	—	—	—	(2,468)	(2,468)
Unrealized loss on securities, net of tax benefit of $3	—	—	—	—	—	(4)	(4)
Total comprehensive income	—	—	—	26,800	—	(2,472)	24,328
Cash dividends declared	—	—	(3,885)	(1,206)	—	—	(5,091)
Stock options exercised	435	—	(1,578)	—	6,158	—	4,580
Stock options - tax benefit	—	—	1,629	—	—	—	1,629
Treasury stock purchases	(1,411)	—	—	—	(34,842)	—	(34,842)
Employee awards	1	—	5	—	10	—	15
Balance at December 31, 2004	12,292	$14,374	$84,296	$3,499	$(40,019)	$(30,584)	$31,566

The components of Accumulated other comprehensive loss were as follows at December 31,:

	2004	2003	2002
	(Dollars in thousands)
Minimum pension liability, net of tax	$30,580	$28,112	$32,262
Unrealized loss on securities, net of tax	4	—	—
Total accumulated other comprehensive loss	$30,584	$28,112	$32,262

At the Company’s Annual Meeting of Shareholders held on June 10, 2004, the shareholders voted to approve an amendment to the Company’s Restated Certificate of Incorporation to create an authorized class of 1,000,000 shares of preferred stock.  The preferred stock is available for future issuance in series and with such voting rights, designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as the Board of Directors may determine for each series issued from time to time.  At December 31, 2004, no shares of preferred stock had been issued and none were outstanding.

The Company declared cash dividends on its Common Stock of $0.40 per share in each of 2004 and 2003, and $0.30 per share in 2002.

The exercise of stock options that have been granted under the Company's various stock option plans give rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for Federal and state income tax purposes in certain circumstances.  Such compensation results from increases in the fair market value of the Company's Common Stock subsequent to the grant date of the applicable exercised stock options.  In accordance with APB No. 25, such compensation cost has not been recognized as an expense for financial accounting purposes and, therefore, the related tax benefits are recorded directly in Additional Capital.

Note 10.  Treasury Stock

In November 2003, the Board of Directors of the Company authorized the purchase of up to $10,000,000 of the Company’s Common Stock.  As of December 31, 2003, the Company had purchased a total of 357,600 shares for an aggregate amount of $6,036,000, or $16.88 per share.  On March 10, 2004, the Company’s Board of Directors extended the plan for one additional year through March 15, 2005, and authorized the purchase of up to an additional $10,000,000 of Common Stock.  The exact number of shares to be purchased under the extended plan will depend on market conditions.  During 2004, a total of 560,100 shares were purchased under the plan for an aggregate amount of $10,486,000, or $18.72 per share.  Since the inception of the plan in November 2003 through December 31, 2004, the Company purchased a total of 917,700 shares for $16,522,000, or an average of $18.00 per share.

Separate from the purchase plan discussed above, in September 2004 the Company purchased 850,400 shares of its Common Stock for approximately $24,356,000, or $28.64 per share, using a portion of the net proceeds from the issuance and sale in September 2004 of the 3.75% Convertible Senior Notes.  These shares were purchased concurrently with the sale of the 3.75% Convertible Senior Notes in privately negotiated transactions.

Note 11.  Pensions and Other Postretirement Benefits

The Company sponsors two qualified defined benefit plans, one defined contribution plan, and several non-qualified pension plans, and other postretirement benefit plans for its employees.   The qualified defined benefit plans are funded through a trust.  Contributions to these plans are based upon the projected unit credit actuarial funding method and are limited to amounts that are currently deductible for tax reporting purposes.  Two subsidiaries of the Company sponsor unfunded postretirement healthcare plans.  Both of these plans are contributory for certain retirees and their spouses.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act of 2003”) was signed into law.  The Medicare Act of 2003 introduced a prescription drug benefit and a Federal subsidy to sponsors of retiree healthcare plans.  Effective July 1, 2004, the Company adopted FSP No. FAS 106-2 and included the effects of the Medicare Act of 2003 in its measurement of net periodic postretirement benefit cost and accumulated postretirement benefit obligation (“APBO”) retroactively to January 1, 2004.  The Company remeasured its APBO in October 2004 and determined that the estimated effect of the Medicare Act of 2003 was a reduction in the Company’s APBO from the amount determined when originally measured on December 31, 2003 of approximately $3,300,000.  The effect of adopting FSP No. FAS 106-2 had no cumulative effect on retained earnings at December 31, 2003.

The following table provides the weighted-average allocation of pension plan assets for each major investment category as of December 31, 2004 and 2003, and the Company’s target allocation of plan assets:

	Percentage of Plan Assets
	Target Allocation	At December 31,
Plan Assets	for 2004	2004	2003
Equity Securities	55 - 65%	64%	65%
Debt Securities	35 - 45%	35%	33%
Other	Up to 5%	1%	2%
Total		100%	100%

The Company employs a total return investment approach whereby a mix of equity and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk.  The investment portfolio contains a diversified blend of equity and fixed income investments.  Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as small and large capitalizations.  U.S. equities also are diversified across actively managed and passively invested portfolios.  The Company currently does not use other investment vehicles, such as real estate, private equity, and hedge funds.  However, the Company may use such investment vehicles in the future.  Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments.  Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.  The assets will be reallocated quarterly or more often to meet the target allocations.  Pension investment policies are reviewed by the Investment Committee at least annually and are updated when necessary.

In determining the long-term rate of return for plan assets, historical markets are studied and long-term historical relationships between equity and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long term.  Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined.  The long-term portfolio return also includes proper consideration of diversification and rebalancing.  Peer data and historical returns are reviewed to check for reasonability and appropriateness.  Currently, equity securities are expected to return 10% to 11% over the long-term, while cash and fixed income securities are expected to return between 4% and 6%.  Based on historical experience, the Investment Committee expects that the Plan’s asset managers will generate a modest (.5% to 1.0% per annum) premium to their respective market benchmark indices.

The following table provides a rollforward of the benefit obligations and plan assets for the pension and other postretirement benefits plans for each of the two years ended December 31, 2004, and a statement of the funded status of the Company’s plans at December 31 of both years:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
	(Dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$170,045	$155,753	$24,644	$23,636
Service cost	2,981	2,679	167	179
Interest cost	10,389	10,369	1,280	1,587
Actuarial loss	12,514	12,178	1,734	1,394
Medicare Part D Subsidy	—	—	(3,261)	—
Curtailments	1,115	—	83	—
Plan amendments	—	—	181	—
Participant contributions	—	—	565	590
Benefits paid	(12,016)	(10,934)	(3,199)	(2,742)
Benefit obligation at end of year	185,028	170,045	22,194	24,644
Change in Plan Assets
Fair value of plan assets at beginning of year	153,915	139,019	—	—
Actual return on plan assets	14,770	25,712	—	—
Administrative expenses	—	—	(40)	(62)
Participant contributions	—	—	565	590
Employer contributions	259	118	2,674	2,214
Benefits paid	(12,016)	(10,934)	(3,199)	(2,742)
Fair value of plan assets at end of year	156,928	153,915	—	—
Underfunded status of plans	(28,100)	(16,130)	(22,194)	(24,644)
Unrecognized net actuarial loss	57,633	51,659	1,462	2,996
Unrecognized prior service cost	3,564	4,085	(82)	(322)
Net amount recognized	$33,097	$39,614	$(20,814)	$(21,970)

The net amount was recognized in the Consolidated Balance Sheets at December 31, 2004 and 2003 as follows:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
	(Dollars in thousands)
Accrued benefit liability	$(17,513)	$(6,755)	$(20,814)	$(21,970)
Intangible asset	3,564	4,085	N/A	N/A
Accumulated other comprehensive loss	47,046	42,284	N/A	N/A
Net amount recognized	$33,097	$39,614	$(20,814)	$(21,970)

These amounts were allocated to each of the Company’s reportable segments based on active headcount. The Company changed to this allocation method in the fourth quarter of 2004, and restated all prior periods presented for comparative purposes.

The accumulated benefit obligation for the defined benefit pension plans was $174,441,000 and $160,671,000 at December 31, 2004 and 2003, respectively. As required by accounting standards, a minimum pension liability is recorded to the extent that the accumulated benefit obligation exceeds plan assets. A related intangible asset based on unrecognized prior service cost and an adjustment to accumulated comprehensive loss is also recorded. A reduction in shareholders’ equity, net of related income tax benefit of $16,466,000 and $14,172,000 as of December 31, 2004 and 2003, respectively, has been separately reported in the amount of $30,580,000 and $28,112,000 as of December 31, 2004 and 2003, respectively.

The expected employer contributions to the pension and other postretirement benefit plans for the year ending December 31, 2005 are $244,000 and $3,007,000 respectively.

At December 31, 2004, the Company expects to pay pension and other postretirement benefits in each of the next five years and in the aggregate for the five years thereafter, as follows:

	Pension Benefits	Other Postretirement Benefits
	(Dollars in thousands)
Year 1	$11,256	$3,007
Year 2	11,840	2,697
Year 3	11,733	2,870
Year 4	11,934	3,038
Year 5	12,336	3,179
Aggregate for year 6 through year 10	60,966	9,167

The following table provides the weighted-average assumptions used to determine the benefit obligations for the Company’s pension and other postretirement benefit plans at December 31, 2004 and 2003:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Current healthcare trend rate:
Defense segment
Pre-65 claim group	N/A	N/A	10.00%	7.00%
Post-65 claim group	N/A	N/A	10.50%	7.00%
Energy segment
Pre-65 claim group	N/A	N/A	9.50%	5.91%
Post-65 claim group	N/A	N/A	9.95%	5.91%
Ultimate healthcare trend rate	N/A	N/A	5.00%	5.00%
Years of ultimate healthcare trend rate:
Defense segment	N/A	N/A	2015	2008
Energy segment	N/A	N/A	2014	2005

The following table provides the components of net periodic pension and other postretirement benefits cost for each of the three years ended December 31, 2004:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
	(Dollars in thousands)
Service cost	$2,981	$2,679	$2,579	$167	$179	$320
Interest cost	10,389	10,369	10,521	1,280	1,587	1,647
Expected return on plan assets	(12,614)	(11,339)	(13,321)	—	—	—
Amortization of prior service cost	255	183	183	(19)	(41)	10
Amortization of unrecognized transition assets	—	(4)	(88)	—	—	—
Amortization of net loss	3,850	4,427	1,625	—	93	—
Settlement—curtailment	1,915	—	—	44	—	(287)
Net periodic cost	$6,776	$6,315	$1,499	$1,472	$1,818	$1,690

The following table provides the weighted-average assumptions used to determine net periodic pension and other postretirement benefits cost for each of the three years ended December 31, 2004:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Discount rate:
Defense segment	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Energy segment	6.25%	6.75%	7.50%	6.25%	6.75%	7.50%
Expected return on plan assets:
Defense segment	8.50%	8.50%	8.50%	N/A	N/A	N/A
Energy segment	8.50%	8.50%	10.00%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Current healthcare trend rate:
Defense segment	N/A	N/A	N/A	7.00%	7.50%	8.00%
Energy segment	N/A	N/A	N/A	(1)	6.81%	7.72%
Ultimate healthcare trend rate:
Defense segment	N/A	N/A	N/A	5.00%	5.00%	5.00%
Energy segment	N/A	N/A	N/A	5.00%	5.00%	5.50%
Years of ultimate healthcare trend rate:
Defense segment	N/A	N/A	N/A	2008	2008	2008
Energy segment	N/A	N/A	N/A	2014	2005	2005

(1)          10.00% for pre-65 claim group; 10.50% for post-65 claim group.

Net periodic benefit cost for the Defense segment is considered a contract cost and included in cost of sales in the accompanying Consolidated Statements of Operations. Net periodic benefit cost for the Energy segment is included in selling and administrative expenses.

The assumed healthcare cost trend rate has an effect on the amounts reported for the healthcare plans. The following table illustrates the effect of an increase and a decrease in the assumed healthcare cost trend rate of one percentage-point:

	One Percentage-Point
	Increase	Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components in 2004	$22	$(22)
Effect on postretirement benefit obligation as of December 31, 2004	$312	$(305)

Defined Contribution Plans

The Company sponsors a 401(k) plan with employee and employer matching contributions based on specified formulas. The Company contributed $4,365,000, $3,866,000, and $3,728,000 to the 401(k) plan in 2004, 2003, and 2002, respectively.

Note 12. Segment Information—Continuing Operations

The Company has two reportable segments: Defense and Energy. Costs related to the continuing operations that are not identified with the two business segments are grouped under the heading Other. The Defense segment’s products include unmanned aerial vehicles, engineering and logistics services, training and simulation systems, and automated aircraft test and maintenance equipment. The Energy segment manufactures combustion equipment for biomass and refuse fuels. The Company has a transportation operation that is accounted for as discontinued operations in the accompanying Consolidated Financial Statements.

The Company evaluates performance and allocates resources based on income or loss before income taxes. The accounting policies of the reportable segments are the same as those described in Summary of Significant Accounting Policies (see Note 2).

The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute products with different production processes.

Sales to agencies of the U.S. Government, primarily by the Company’s Defense segment, were $325,092,000, $249,547,000, and $161,569,000 in 2004, 2003, and 2002, respectively. No single customer other than the U.S. Government accounted for ten percent or more of consolidated net sales in any year. Export sales were $29,618,000, $40,064,000, and $66,366,000 in 2004, 2003, and 2002, respectively.

The following table provides summary financial information for each segment, together with any items necessary to reconcile to the consolidated total for the Company:

	Defense	Energy	Other	Reconciliations	Total
	(Dollars in thousands)
Year Ended December 31, 2004
Net sales	$355,061	$30,023	$—	$—	$385,084
Gross profit	84,296	11,650	—	—	95,946
Interest income (expense), net	445	33	(1,423)	—	(945)
Depreciation and amortization expense	5,494	352	—	—	5,846
Income (loss) before income taxes	41,202	542	(1,842)	—	39,902
Capital expenditures	9,368	260	—	—	9,628
Segment assets (at year end)	217,134	39,205	243,375	(79,386)	420,328
Year Ended December 31, 2003
Net sales	$282,425	$28,522	$—	$—	$310,947
Gross profit	59,283	12,046	—	—	71,329
Interest income (expense), net	1,475	(7)	(1,097)	—	371
Depreciation and amortization expense	4,866	382	167	—	5,415
Income (loss) before income taxes	23,182	2,695	(2,360)	—	23,517
Capital expenditures	5,960	253	—	—	6,213
Segment assets (at year end)	125,510	44,111	62,367	(81,870)	150,118
Year Ended December 31, 2002
Net sales	$229,215	$29,552	$—	$—	$258,767
Gross profit	51,738	8,528	—	—	60,266
Interest income (expense), net	348	(2)	(1,062)	—	(716)
Depreciation and amortization expense	4,730	3,967	66	—	8,763
Income (loss) before income taxes	18,861	(11,856)	(2,567)	—	4,438
Capital expenditures	5,026	193	—	—	5,219
Segment assets (at year end)	134,280	40,777	72,354	(89,216)	158,195

The reconciliations in the table above consist of the following items:

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Segment Assets:
Assets of discontinued operations	$13,545	$5,089	$14,042
Elimination of investment in consolidated subsidiaries	(78,050)	(55,658)	(55,538)
Reclassification of deferred tax liabilities	(14,740)	(21,970)	(26,001)
Elimination of intercompany receivables	(141)	(9,331)	(21,719)
	$(79,386)	$(81,870)	$(89,216)

Income (loss) before income taxes includes research and development costs amounting to $5,419,000, $5,013,000, and $4,588,000 in 2004, 2003, and 2002, respectively, principally in the Defense segment.

Note 13.   Income Taxes

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In addition, the effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date.

The following table provides a reconciliation between (i) total income tax expense as computed by applying the Federal statutory income tax rate to income from continuing operations before income taxes and (ii) the provision for income taxes for continuing operations as recorded by the Company for each of the three years ended December 31, 2004:

	2004	2003	2002
	(Dollars in thousands)
Federal income tax expense at statutory rate	$13,966	$7,996	$1,508
State and local income tax expense, net of Federal income tax benefit	276	434	50
Research and development credits	(882)	—	—
Non-taxable income	(480)	(412)	(772)
Other, net	920	393	(212)
Provision for income taxes	$13,800	$8,411	$574

The Company recorded income tax expense from its discontinued operations during 2004, and income tax benefits during 2003 and 2002. During 2003, the Company received a tax refund of $16,822,000 related to the net carryback of the tax loss from discontinued operations in 2002 to prior years.

The Company had approximately $231,000 of state net operating loss carryforwards that expire in various years beginning in 2010 and no Federal net operating loss carryforwards at December 31, 2004. The Company also had a state research and development credit carryforward of approximately $388,000, which expires in 2019. The Company had a valuation allowance of $1,200,000 for its deferred tax assets at December 31, 2003, primarily due to the uncertainty of their realization. This valuation allowance was reduced in 2004 as the Company expects to generate sufficient future profits to realize all deferred tax assets on a consolidated basis.

The Company’s deferred income tax balances consisted of the following at December 31, 2004 and 2003:

	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Net operating loss and credit carryforwards	$—	$2,560
Asbestos litigation reserve	4,430	4,100
Pension plans	4,614	442
Losses on long-term contracts not currently deductible	2,300	2,422
Postretirement and other employee benefits other than pensions	7,913	7,899
Product warranty and other provisions	775	933
Vacation and payroll related accruals	1,726	1,252
Other	137	676
	21,895	20,284
Valuation allowance	—	(1,200)
Total deferred tax asset, net of valuation allowance	21,895	19,084
Deferred tax liabilities:
Tax over book depreciation	(1,472)	(898)
Interest on 3.75% Convertible Senior Notes	(360)	—
Other	(551)	(543)
Total deferred tax liability	(2,383)	(1,441)
Net deferred tax asset	$19,512	$17,643
The net deferred tax asset was classified as follows:
Current	$5,582	$6,757
Long-term	13,930	10,886

Note 14. Supplemental Cash Flow and Other Financial Information

Cash Flow Information

Non-cash investing and financing activities are excluded from the Consolidated Statements of Cash Flows. For the year ended December 31, 2004, significant non-cash activities included the execution of a $3,751,000 vendor financing arrangement to finance certain costs incurred by the vendor related to the implementation of the Company’s new enterprise resource planning information system, and acquiring approximately $122,000 of equipment under capital lease arrangements.

Cash paid for interest and income taxes during each of the three years ended December 31, 2004 was as follows:

	2004	2003	2002
	(Dollars in thousands)
Cash paid for:
Income taxes	$11,412	$—	$—
Interest expense	161	92	456

The components of the changes in operating assets and liabilities used to reconcile net income (loss) to net cash provided by (used in) operating activities in the Consolidated Statements of Cash Flows for the three years ended December 31, 2004 were as follows:

	2004	2003	2002
	(Dollars in thousands)
(Increase) decrease in trade receivables	$(13,268)	$4,311	$87
(Increase) decrease in inventories	(17,671)	3,983	(4,763)
(Increase) decrease in prepaid expenses and other current assets	(1,743)	(1,309)	404
Increase (decrease) in accounts payable, accruals, and other current liabilities	17,763	(5,186)	6,223
Other long-term assets and liabilities, net	(436)	(2,844)	490
Total changes in operating assets and liabilities—(use) / source of cash	$(15,355)	$(1,045)	$2,441

Other Financial Information

Prepaid expenses and other current assets consisted of the following components:

	2004	2003
	(Dollars in thousands)
Prepaid insurance	$3,165	$2,491
Prepaid support and maintenance costs	368	—
Other prepaid expenses and deferred charges	600	169
Federal income tax receivable	2,347	—
Current deferred income taxes	5,582	6,757
Assets held for sale	403	—
	$12,465	$9,417

Other current liabilities consisted of the following components:

	2004	2003
	(Dollars in thousands)
Customer advances	$5,576	$2,452
Reserve for contract losses	1,680	1,681
Accrued interest expense	1,364	48
Other accrued costs	2,864	2,373
Other	3,458	3,233
	$14,942	$9,787

Other accrued costs included $779,000 and $840,000 for the Company’s product warranty liability at December 31, 2004 and 2003, respectively. Changes in the carrying amount of the product warranty liability for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003
	(Dollars in thousands)
Product liability warranty at January 1,	$840	$960
Warranty expense	449	290
Expenditures	(510)	(410)
Product liability warranty at December 31,	$779	$840

Other operating expenses, net consisted of the following components:

	2004	2003	2002
	(Dollars in thousands)
Amortization of facility consolidation costs	$222	$302	$284
Amortization of intangibles	222	222	226
Amortization of deferred compensation liability	(101)	238	(232)
Expenses related to closing an indirect subsidiary	—	—	425
Other income, net	(48)	(95)	—
	$295	$667	$703

Other non-operating income (expense), net consisted of the following components:

	2004	2003	2002
	(Dollars in thousands)
Income from equity investment in joint venture	$97	$57	$99
Royalties and commissions	76	70	13
Rental income	56	56	—
Loss from change in fair value of embedded derivatives	(212)	—	—
Professional fees for environmental remediation	—	(334)	(309)
Uncollectible interest receivable	—	(214)	—
Exchange rate fluctuations	159	122	—
Other	(163)	132	(22)
	$13	$(111)	$(219)

Note 15.   Selected Quarterly Data (Unaudited)

	Quarterly Periods of 2004(1)				Quarterly Periods of 2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Dollar amounts in thousands, except per share data)
Net sales	$95,157	$98,719	$109,560	$81,648	$83,195	$69,273	$86,037	$72,442
Gross profit(2)	25,648	24,761	28,050	17,487	21,683	16,239	18,310	15,097
Selling and administrative expenses(2)	18,568	12,648	11,970	10,228	11,117	11,863	11,406	12,302
Income from continuing operations	3,313	7,744	10,323	4,722	6,473	2,801	4,194	1,638
Income (loss) from discontinued operations	1,637	(274)	(190)	(475)	(1,936)	(16,751)	(1,286)	(974)
Net income (loss)	4,950	7,470	10,133	4,247	4,537	(13,950)	2,908	664
Basic earnings (loss) per share:
Continuing	$0.27	$0.60	$0.80	$0.36	$0.48	$0.21	$0.32	$0.13
Discontinued	0.13	(0.02)	(0.01)	(0.03)	(0.14)	(1.26)	(0.10)	(0.08)
Net income (loss)	0.40	0.58	0.79	0.33	0.34	(1.05)	0.22	0.05
Diluted earnings (loss) per share(3):
Continuing	$0.26	$0.57	$0.78	$0.35	$0.47	$0.21	$0.31	$0.12
Discontinued	0.13	(0.02)	(0.01)	(0.03)	(0.14)	(1.23)	(0.09)	(0.07)
Net income (loss)	0.39	0.55	0.77	0.32	0.33	(1.03)	0.21	0.05
Dividends declared per share	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10
Stock prices:
High	$41.52	$34.45	$24.50	$19.42	$18.25	$17.86	$16.90	$16.30
Low	29.77	23.01	18.94	16.95	15.90	14.80	12.10	11.36

(1)           The first and second quarters of 2004 were each restated to reflect the effects of the Medicare Act of 2003, pursuant to the accounting guidance in FSP No. FAS 106-2, which was adopted by the Company effective July 1, 2004. The effect of recording the benefits provided by the Medicare Act of 2003 was to increase income from continuing operations by $105,000, or $0.01 per diluted share, for each of the first and second quarters of 2004 (for additional information, see the sub-heading “New Accounting Pronouncements” in Note 2 above).

(2)           Gross profit and Selling and administrative expenses in the first, second and third quarters of 2004 and each of the quarterly periods of 2003 are both higher than originally reported due to reclassifications made in each of those quarterly periods to conform to the presentation in the fourth quarter of 2004. In the fourth quarter of 2004, management elected to reclassify a portion of internal research and development expenses from Cost of sales to Selling and administrative expenses, and to reallocate pension expense between the Defense segment and Energy segment, which resulted in a reduction in Cost of sales and a corresponding increase in Selling and administrative expenses.

(3)           Diluted earnings (loss) per share amounts for the third quarter of 2004 were restated to include the dilutive effect of the Company’s 3.75% Convertible Senior Notes (issued on September 15, 2004) pursuant to EITF 04-8, which became effective and was adopted by the Company for reporting periods ending after December 15, 2004. EITF 04-8 requires diluted earnings per share amounts presented for comparison purposes to be restated. The dilutive effect of the 3.75% Convertible Senior Notes for the three-month period ended September 30, 2004, was to increase the previously reported weighted-average number of diluted shares outstanding by 498,645 shares (for additional information, see the sub-heading “Earnings per Share” in Note 2 above). Diluted earnings per share for the fourth quarter of 2004 did not include 3,058,356 potential dilutive shares for the assumed conversion of the 3.75% Convertible Senior Notes as their inclusion would be anti-dilutive.

Note 16.   Commitments and Contingencies

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

Defenses

Management continues to believe that a majority of the claimants in pending cases will not be able to demonstrate that they have been exposed to United Industrial’s or Detroit Stoker’s asbestos-containing products or suffered any compensable loss as a result of any such exposure. This belief is based in large part on two factors: the limited number of asbestos-containing products and betterments sold by United Industrial and Detroit Stoker and United Industrial’s and Detroit Stoker’s access to sales, service, and other historical business records going back over 100 years, which allow United Industrial and Detroit Stoker to determine to whom products were sold, the date of sale, the installation site and the date products were removed from service. In addition, because of the limited and restricted placement of the asbestos-containing products, even at sites where a claimant can verify his or her presence during the same period those products were installed, liability cannot be presumed because, even if an individual contracted an asbestos-related disease, not everyone who was employed at a site was exposed to United Industrial’s or Detroit Stoker’s asbestos-containing products.

These factors have allowed United Industrial and Detroit Stoker to effectively manage their asbestos-related claims.

Settlements

Settlements of claims against United Industrial and/or Detroit Stoker are made without any admission of liability by United Industrial and/or Detroit Stoker. Settlement amounts may vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the claimant, the existence or absence of other possible causes of the claimant’s alleged illness, and the availability of legal defenses, as well as whether the action is brought alone or as part of a group of claimants. Before paying any settlement amount, United Industrial and/or Detroit Stoker require proof of exposure to their asbestos-containing products and proof of injury to the plaintiff. In addition, the claimant is required to execute a full and unconditional release of United Industrial, Detroit Stoker and associated parties, from any liability for asbestos-related injuries or claims.

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

United Industrial’s counsel retained a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for claims, such as costs incurred in connection with asbestos-related injury claims. In 2002, that firm worked with United Industrial to project the insurance coverage of United Industrial and Detroit Stoker for asbestos-related claims. The insurance consultant’s conclusions were based primarily on a review of United Industrial’s and Detroit Stoker’s coverage history, application of reasonable assumptions on the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of the insurance carriers, and the experience of and a review of the report of the asbestos consultant described below. The insurance consultant also considered the Participation Agreement.

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

Quantitative Claims Information

As of December 31, 2004, United Industrial and/or Detroit Stoker were named in asbestos litigation pending in Arkansas, Illinois, Louisiana, Michigan, Minnesota, Mississippi, New York and North Dakota. As of December 31, 2004, there were approximately 21,124 pending claims, compared to approximately

19,161 pending claims as of December 31, 2003. During 2004, Detroit Stoker was named as a defendant in two cases in Arkansas alleging personal injuries to one and approximately 199 plaintiffs, respectively, as a result of silica and/or refractory ceramic fiber exposure in addition to asbestos exposure. The pleadings in these two cases name approximately 32 and 68 defendants, respectively, and include no allegations specific to Detroit Stoker. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate from period to period. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought. In addition, the direct asbestos-related expenses of United Industrial and Detroit Stoker for defense and indemnity for the past five years were not material.

A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi beginning in 2002 and extended through mid-year 2003. This peak in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective at the end of 2002 and which resulted in a large number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform. The increase in pending claims during 2004 was due primarily to the joinder of United Industrial and Detroit Stoker into 14 existing 2002 cases naming 1,194 new claimants.

In 2002, United Industrial’s counsel engaged a consulting firm with expertise in the field of evaluating asbestos bodily-injury claims to assist United Industrial in projecting the future asbestos-related liabilities and defense costs of United Industrial and Detroit Stoker. The methodology used by this asbestos consultant to project future asbestos-related costs is based primarily on estimates of the labor force exposed to asbestos in United Industrial’s and Detroit Stoker’s products, epidemiological modeling of asbestos-related disease manifestation, and estimates of claim filings and settlement and defense costs that may occur in the future. Using this information, the asbestos consultant estimated the number of future claims that would be filed, as well as the related costs that would be incurred in resolving those claims. United Industrial’s and Detroit Stoker’s claims history prior to 2002 was not a significant variable in developing the estimates because such history was not significant as compared to the number of claims filed in 2002.

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, United Industrial’s and Detroit Stoker’s limited claims history prior to 2002 and consultation with the asbestos and insurance consultants, the Company believes that ten years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period were not reasonably estimable. As a result, the Company also believes that its ultimate net asbestos-related contingent liability (i.e. its indemnity or other claim disposition costs plus related legal fees less insurance recoveries) cannot be estimated with certainty.

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

In connection with the preparation of its annual report on Form 10-K for the year ended December 31, 2004, United Industrial provided the asbestos consulting firm with updated information regarding asbestos cases filed against United Industrial and/or Detroit Stoker, and asked the consulting firm to perform a validation of its 2002 report. In particular, the consultant was asked if it would use the same methodology to calculate future asbestos liability and if the assumptions used in 2002 are still valid. The consultant reported that nothing had come to their attention in the intervening period that would call into question the central assumptions underlying the report, or the report’s ten-year estimate of United Industrial’s and Detroit Stoker’s future potential liability.

The Company’s asbestos liability was $31,852,000 and $31,595,000 at December 31, 2004 and 2003, respectively, and its insurance receivables for asbestos-related liabilities were $20,343,000 and $20,317,000 at December 31, 2004 and 2003, respectively. In 2004, the Company increased its asbestos liability and related insurance receivables in order to maintain a ten-year estimate of future liability, the period in which such costs are deemed to be reasonably estimable.

In light of the asbestos consultant’s reports and based upon the facts as now known, including the reasonable possibility that claims will be received and paid over the next 50 year period, the Company believes that although asbestos claims could have a material adverse effect on the Company’s financial condition or results of operations in a particular reporting period, asbestos claims should not have a material adverse effect on the Company’s long term financial condition, liquidity or results of operations. No assurances can be given, however, as to the actual amount of United Industrial’s and Detroit Stoker’s liability for such present and future claims or the amount of insurance recoveries (including any recoveries from liquidating excess insurance carriers), and the differences from estimated amounts could be material.

Reform Legislation

The outlook for federal legislation to provide national asbestos litigation reform continues to be uncertain. Also uncertain is whether, and to what extent, United Industrial and Detroit Stoker would be required to make contributions to a prospective national asbestos trust pursuant to such legislation. No assurances can be given that a proposed trust or any other asbestos legislation will ultimately become law, or when such action might occur.

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

In 1996, United Industrial entered into a consent decree with ADEQ. Pursuant to the consent decree, United Industrial is required to complete a Remedial Investigation/Feasibility Study (“RI/FS”), pay $125,000 for past response costs, pay quarterly Arizona oversight costs (averaging less than $10,000 annually) and pay $125,000 for future response costs plus a graduated percentage of the cleanup costs for the site if those costs are in excess of $10,000,000 but less than $40,000,000. United Industrial’s liability for future response costs under the consent decree is capped at $1,780,000 in addition to the $125,000 that United Industrial has already paid. In connection with the RI/FS, United Industrial has retained a consultant at an average annual cost of approximately $200,000. The Remedial Investigation was submitted to ADEQ for approval on March 31, 2004 and was approved by ADEQ on August 9, 2004. United Industrial expects to submit the Feasibility Study sometime in April of 2005. Management believes that it will reach closure with ADEQ on all RI/FS issues on an acceptable basis to United Industrial following approval of the Feasibility Study. No assurances can be given, however, as to the actual extent to which United Industrial may be determined to have further liability, if at all.

MICHIGAN DEPARTMENT OF NATURAL RESOURCES

Detroit Stoker was notified in March 1992 by the Michigan Department of Natural Resources (“MDNR”) that it is a potentially responsible party in connection with the cleanup of a former industrial landfill located in Port of Monroe, Michigan. MDNR is treating the Port of Monroe landfill site as a contaminated facility within the meaning of the Michigan Environmental Response Act (“MERA”). Under MERA, if a release or potential release of a discarded hazardous substance is or may be injurious to the environment or to the public health, safety or welfare, MDNR is empowered to undertake or compel investigation and response activities in order to alleviate any contamination threat. Management believes Detroit Stoker would be considered a de minimis potentially responsible party and does not believe that the resolution of this matter will have a materially adverse effect on United Industrial’s or Detroit Stoker’s financial condition or results of operations. Detroit Stoker intends to aggressively defend these claims. No assurances can be given, however, as to the actual extent to which Detroit Stoker may be determined to be liable, if at all.

OTHER LEGAL MATTERS

The Company maintains an ongoing and comprehensive international and domestic compliance program. From time to time, the Company receives allegations of improper conduct relating to its operations, including operations subject to the U.S. Foreign Corrupt Practices Act and similar U.S. domestic and international laws. When the Company receives any such allegations, it conducts internal (and if necessary, external) investigations to determine whether there is support for any such allegations. In this regard, the Audit Committee of the Company, in response to information provided by Company management, has engaged outside counsel to investigate a recent allegation of an improper payment to a foreign government official allegedly made several years ago. The investigation, which is continuing and involves all steps recommended by outside counsel, has not revealed any involvement or knowledge regarding this alleged incident by any officer or director of United Industrial.

PERFORMANCE GUARANTEES

In connection with certain contracts, United Industrial’s operating subsidiaries have committed to certain performance guarantees at December 31, 2004. The ability to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If United Industrial’s operating subsidiaries are unable to meet these performance obligations, the performance guarantees could have a material adverse effect on profit margins and the Company’s results of operations, liquidity or financial position. United Industrial’s operating subsidiaries monitor the progress of their partners and subcontractors, and United Industrial does not believe that the performance of these partners and subcontractors will adversely affect these contracts as of December 31, 2004. No assurances can be given, however, as to the liability of United Industrial’s operating subsidiaries if partners or subcontractors are unable to perform their obligations.

DISCONTINUED TRANSPORTATION OPERATION

MUNI Contract

In connection with the discontinued transportation operation, AAI owns 35% of Electric Transit, Inc. (“ETI”). Skoda a.s. (“Skoda”), a Czech company, owns the remaining 65% of ETI. ETI’s one remaining production contract with the San Francisco Municipal Railway (“MUNI”) involves the design and manufacture of 273 electric trolley buses (“ETBs”). In executing its contract with MUNI, ETI has entered into subcontracts with AAI, certain Skoda operating affiliates and others. Both AAI and the Skoda operating affiliates have completed their delivery requirements and the Skoda operating affiliates are now subject to warranty requirements. As of April 13, 2004, ETI had delivered all 273 ETBs in discharge of its delivery obligations under the MUNI contract. As of November 30, 2004, ETI completed a retrofit program that incorporated final design changes for the previously delivered ETBs.

The ability of ETI to satisfy its remaining obligations is, in part, dependent on the performance of other parties, including AAI, the Skoda operating affiliates and other subcontractors. Thus, the ability to timely perform under the MUNI contract is, to a significant extent, outside of ETI’s control. Skoda’s operating affiliates have continued to deliver products and services under their subcontracts with ETI through December 2004. Following Skoda’s bankruptcy declaration in 2001 in the Czech Republic, effective as of 2002, AAI began recording 100%, instead of 35%, of ETI’s losses in accordance with the equity method accounting applicable to minority shareholders. As a result, AAI recorded $24,879,000 of losses related to ETI during 2003 and $2,321,000 of income related to ETI during 2004. Since January 1, 2002, AAI has recorded $49,118,000 of losses related to ETI. Although AAI has completed performance on its subcontract with ETI on the MUNI contract, AAI has continued to provide ETI with personnel and other financial support in order to enable ETI to satisfy certain of its remaining commitments to MUNI.

As of April 22, 2004, ETI and MUNI finalized an agreement to modify the original MUNI contract (“Modification No. 6”) under which MUNI relieved ETI of its warranty, performance and certain related bonding obligations, as well as other obligations under its ETB contract with MUNI, except for the performance of a defined scope of work related to modifications of ETB hardware. In releasing ETI from certain of its bonding obligations, Modification No. 6 also relieved AAI from any liability it might have incurred on the released bonds.

In conjunction with Modification No. 6, AAI executed a guaranty agreement with MUNI as of April 22, 2004 (the “Guaranty Agreement” and, together with Modification No. 6, the “2004 Agreements”) that assures performance of certain of ETI’s obligations under Modification No. 6. In conjunction with the Guaranty Agreement, AAI obtained a release from its subcontractor warranty and all further obligations under its subcontract with ETI in exchange for a cash payment to MUNI of $500,000 and other consideration. The Company believes that it has adequately provided for its obligations under the 2004 Agreements in its existing loss reserves. No assurances can be given, however, as to the actual amount of AAI’s liability to exit the discontinued transportation operation.

Prior to the execution of the 2004 Agreements, United Industrial and AAI had each undertaken certain indemnification obligations relating to surety bonds issued in compliance with the MUNI contract requirements. These bonds consisted of two advance payment bonds, a performance bond, and a labor and materials bond. MUNI has released the two advance payment bonds and the performance bond in full.

As required by MUNI, ETI obtained a surety bond to guarantee payment to all those providing labor, materials, provisions or other supplies to ETI in furtherance of its performance under the MUNI contract. AAI agreed to indemnify the surety, if necessary, for up to $14,800,000, representing 35% of the original face value of the labor and materials bond (in proportion to AAI’s equity interest in ETI). On November 18, 2003, AAI provided the surety with notice of its claim on the labor and materials bond for unpaid receivables totaling in excess of $47,000,000, the maximum penal sum of the labor and materials bond. AAI’s payment rights under the labor and materials bond (among other claims) are currently at issue in a case before the Federal court in the Northern District of California. Prior to final adjudication of this case, there can be no assurances as to the amount or timing of a recovery by AAI, if any, on its claim on the labor and materials bond.

ALSTOM Claim

On July 26, 2002, AAI sold two transportation overhaul contracts, one with the New Jersey Transit Corporation and the other with the Maryland Transit Administration, together with related assets and liabilities, to ALSTOM Transportation Inc. (“ALSTOM”). AAI agreed to indemnify ALSTOM against, among other things, future breach by AAI of representations and covenants contained in the master agreement (“the ALSTOM Agreement”). Between March 3 and July 20, 2004, ALSTOM provided AAI with notice of indemnification claims pursuant to the ALSTOM Agreement totaling approximately $8,500,000.

On December 30, 2004, AAI entered into a settlement agreement with ALSTOM that resulted in a payment from AAI to ALSTOM of $300,000, and an additional $150,000 payment from AAI into an escrow account, in full settlement of ALSTOM’s claims. AAI may recover, and record when realized, the $150,000 escrow and an additional $150,000 from ALSTOM if ALSTOM succeeds on a bid for a certain railcar refurbishment project in which ALSTOM would employ certain AAI intellectual property. If ALSTOM does not succeed on this bid, the escrow amount will be paid to ALSTOM.

Note 17.   Discontinued Transportation Operation

Summary results of the discontinued transportation operation, which have been classified separately as Income (loss) from discontinued operations in the accompanying Consolidated Statements of Operations, were as follows:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Sales	$—	$13,204	$27,447
Income (loss) before income taxes	1,074	(32,221)	(66,053)
Provision for (benefit from) income taxes	376	(11,274)	(23,112)
Income (loss) from discontinued operations, net of income taxes	698	(20,947)	(42,941)

During 2004, ETI was able to favorably resolve certain operational risks associated with the execution of its last remaining program. Consequently, ETI reported net income of approximately $2,321,000, and AAI recorded these results at 100% due to the recording of 100% of ETI’s losses in recent prior years. Partially offsetting this income was $1,247,000 of net expenses incurred by the Company’s discontinued transportation operation to wind down its operation. These net expenses included $4,566,000 of general and administrative expenses and other charges, including $2,294,000 of professional fees related to litigation matters, partially offset by $3,319,000 related to the favorable resolution of certain matters previously reserved.

The following table provides the sources and uses of net cash flows for the discontinued operation, which are aggregated and reported separately as Net cash used in discontinued operations in the accompanying Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Net income (loss)	$698	$(20,947)	$(42,941)
Loss on sale of assets	—	—	21,500
Changes in operating assets and liabilities	11,388	7,091	1,028
Deferred income taxes	(8,466)	(958)	(22,641)
Other	(8,373)	6,868	5,248
Net cash used in discontinued operations	$(4,753)	$(7,946)	$(37,806)

Assets and liabilities of the discontinued transportation operation, which have been reclassified and summarized in the accompanying Consolidated Balance Sheets as Assets and Liabilities of discontinued operations, respectively, were as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Current Assets:
Trade receivables from affiliate	$39,322	$39,322
Less: Allowance for doubtful accounts	(39,322)	(39,322)
Inventories	—	10
Prepaid expenses and other current assets	51	51
Deferred income taxes	13,494	5,028
Other receivables from affiliate	11,278	9,111
Less: Allowance for doubtful accounts	(11,278)	(9,111)
	$13,545	$5,089
Current Liabilities:
Accounts payable	$937	$376
Accrued employee compensation and taxes	164	617
Other current liabilities	11,270	—
Accrual for contract losses	6,164	10,216
Other	31	4,352
	$18,566	$15,561

Trade receivables from affiliate primarily related to amounts due to AAI for subcontract work performed on the MUNI contract for ETI, and the Other receivables related to amounts due to AAI for its secunded services arrangement with ETI. The Company provided allowances for ETI’s inability to pay such amounts owing AAI as part of its recognition of 100% of ETI’s losses.

Note 18.   Investments in Unconsolidated Investees

Pioneer UAV, Inc.

The Company owns 50% of Pioneer UAV, Inc. The Company’s investment was $1,616,000, $1,519,000 and $1,462,000 at December 31, 2004, 2003 and 2002, respectively. The Company had no outstanding advances due from the investee at December 31, 2004, 2003 or 2002. The Company’s share of the venture’s profits using the equity method of accounting applicable to minority shareholders was $97,000, $57,000 and $99,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Electric Transit, Inc. (“ETI”)

In connection with the discontinued transportation operation, AAI owns 35% of ETI and Skoda, a bankrupt Czech Republic company, owns the remaining 65%. Following Skoda’s bankruptcy declaration in 2001 in the Czech Republic, effective as of 2002, AAI began recording 100%, instead of its 35% minority interest, of ETI’s losses (see Note 16 above for additional information).

Summary financial information for ETI was as follows:

	2004	2003	2002
	(Dollars in thousands)
At December 31,:
Current assets	$775	$13,032	$72,542
Property, plant and equipment and other assets	3	193	1,482
Current liabilities(1)	68,938	83,708	119,627
For the year ended December 31,:
Net sales	$15,441	$82,828	$64,766
Income (loss) before income taxes	2,321	(24,879)	(28,388)
Net income (loss)	2,321	(24,879)	(28,388)

(1)          ETI’s current liabilities included amounts due to AAI of $55,976,000, $53,764,000 and $34,617,000 at December 31, 2004, 2003 and 2002, respectively. AAI fully reserved for these amounts as future collectibility is not expected.

Since January 1, 2002, AAI recorded $31,926,000 of losses related to Skoda’s 65% ownership interest in ETI. The Company’s income (loss) from its investment in ETI for each of the three years ended December 31, 2004 was as follows:

	2004	2003	2002
	(Dollars in thousands)
Net income (loss), as reported by ETI	$2,321	$(24,879)	$(28,388)
Reserve previously recorded by the Company	—	—	1,828
	$2,321	$(24,879)	$(26,560)
Income (loss) recorded by the Company:
AAI’s 35% ownership interest	$812	$(8,708)	$(9,296)
Additional income (loss) related to Skoda’s 65% interest	1,509	(16,171)	(17,264)
	$2,321	$(24,879)	$(26,560)

AAI performed work for ETI under subcontract arrangements primarily related to ETI’s ETB contract with MUNI, as well as work pursuant to a unit-rate secunded services agreement. During the years ended December 31, 2004, 2003 and 2002, the discontinued transportation operation recognized sales and cost of sales and experienced a use of cash as the result of AAI’s subcontracts with ETI related to the MUNI contract in the amounts as provided in the following table:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Sales	$—	$15,040	$13,614
Cost of sales	—	15,040	20,175
Gross loss	$—	$—	$(6,561)
Use of cash	$—	$(4,357)	$(11,729)

Note 19. Restructuring Charges

During the fourth quarter of 2004, the Company’s management developed several plans to maximize efficiencies by streamlining certain of its operations, in accordance with the Company’s previously disclosed strategic initiatives. First, Detroit Stoker developed a plan that will result in the elimination of approximately 30 production employees during the first quarter of 2005. Most of the manufacturing operations previously performed at Detroit Stoker’s facilities will be outsourced to lower-cost producers. As the result of the planned reduction in Detroit Stoker’s workforce, the Company recognized a curtailment charge in the Energy segment to accelerate the amortization of prior service costs and recognize enhanced benefits primarily for one of its pension benefit plans of approximately $1,959,000 in the fourth quarter of 2004, which is included in Selling and administrative expenses in the accompanying Consolidated Statements of Operations. Other costs associated with Detroit Stoker’s restructuring plan will be paid and charged to operations in 2005 as the liabilities are incurred, which are estimated to be approximately $700,000. Second, the Company determined to reorganize certain of the operations of the fluid test systems product line in the Defense segment in order to realize certain operating efficiencies. The Company has begun relocating certain of these operations. The Company expects to incur total cash charges of approximately $3,000,000 associated with these reorganization activities. In 2004, the Company incurred approximately $600,000 of these total cash charges, of which $500,000 and $100,000 were included in Cost of sales and Selling and administrative expenses, respectively, in the accompanying Consolidated Statements of Operations. In addition, the Company recorded a non-cash charge in 2004 in the Defense segment of approximately $300,000 for the write down of certain inventories of the fluid test systems product line, which was included in Cost of sales. Total cash payments in 2004 were approximately $200,000 for the reorganization activities of the fluid test systems product line, resulting in an accrual of $400,000 at December 31, 2004. The remaining charges of approximately $2,400,000 associated with these reorganization activities are expected to be charged to the Defense segment’s operations and paid in 2005 as the obligations are incurred.

On October 31, 2003, the Company closed its office in New York City and relocated the corporate activities handled at that location to its existing facility in Hunt Valley, Maryland. In connection with this relocation, the Company recorded a charge of $546,000 related to severance costs for the former employees at that location and a charge of $355,000 related to the closure of the New York City office, for a total charge of $901,000, which is included in Selling and administrative expenses in the accompanying Consolidated Statements of Operations. The total related reserve was $822,000 at December 31, 2003, and there was no remaining reserve at December 31, 2004 as the result of payments made.

Effective May 17, 2002, Detroit Stoker ceased the foundry operation conducted by its wholly-owned subsidiary, Midwest Metallurgical Laboratory, Inc. (“Midwest”). In conjunction with the ceased operations, the Company wrote off the value of all of Midwest’s assets and incurred severance and other cash charges totaling approximately $1,287,000 related to the restructuring, including operating losses of Midwest. In addition, the Company accelerated depreciation of its foundry facility during the foundry’s operating period in 2002. Depreciation of this facility was $3,420,000 during 2002. All cash payments related to this restructuring were made as of December 31, 2002.

Note 20. Impairment of Long-Lived Assets

During the fourth quarter of 2004, the Company recorded a non-cash, pre-tax impairment charge of approximately $861,000 ($560,000 after tax) to write down the cost of certain assets related to the commercial firefighting training facility AAI owns and operates in Kenai, Alaska. The Company evaluated the carrying value of the assets related to the firefighting training facility by analyzing the estimated cash flows that those assets are expected to generate in the future. This analysis demonstrated that the estimated future cash flows were insufficient to recover the full carrying value of the assets. Accordingly, an impairment charge was recorded to write down the carrying value of those assets to their estimated fair value. Fair value was estimated based on discounted future cash flows. The operations of the firefighting training facility do not meet management’s expectations and, accordingly, management is evaluating various alternatives for the facility.

Note 21. Supplemental Guarantor Information

In September 2004, United Industrial issued and sold $120,000,000 aggregate principal amount of 3.75% Convertible Senior Notes, which are fully and unconditionally guaranteed by AAI, the Company’s wholly-owned subsidiary that constitutes the Defense segment. The 3.75% Convertible Senior Notes are not guaranteed by Detroit Stoker, the Company’s wholly-owned subsidiary that constitutes the Energy segment. The following condensed consolidating financial information sets forth supplemental information for United Industrial, the parent company, AAI, the guarantor subsidiary, and Detroit Stoker, the non-guarantor subsidiary, as of December 31, 2004 and 2003, and for each of the three years ended December 31, 2004.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Condensed Consolidating Balance Sheets
As of December 31, 2004

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$129	$72,269	$8,281	$—	$80,679
Securities pledged to creditors	124,626	—	—	—	124,626
Deposits and restricted cash	25,000	8,845	—	—	33,845
Trade receivables, net	17	44,152	2,489	—	46,658
Inventories	—	31,957	2,682	—	34,639
Other current assets	3,295	8,283	909	(22)	12,465
Assets of discontinued operations	—	13,545	—	—	13,545
Total current assets	153,067	179,051	14,361	(22)	346,457
Insurance receivable—asbestos litigation	—	—	20,343	—	20,343
Property and equipment, net	—	25,643	2,002	—	27,645
Other assets	12,258	25,844	2,499	(14,718)	25,883
Intercompany receivables	—	141	—	(141)	—
Investment in consolidated subsidiaries	78,050	—	—	(78,050)	—
	$243,375	$230,679	$39,205	$(92,931)	$420,328
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$958	$—	$—	$958
Payable under securities loan agreement	124,619	—	—	—	124,619
Other current liabilities	5,466	41,179	3,689	(22)	50,312
Liabilities of discontinued operations	—	18,566	—	—	18,566
Total current liabilities	130,085	60,703	3,689	(22)	194,455
Long-term debt	120,000	2,000	—	—	122,000
Reserve for asbestos litigation	—	—	31,852	—	31,852
Other long-term liabilities	2,152	41,253	11,768	(14,718)	40,455
Intercompany (receivables) payables	(40,428)	40,528	41	(141)	—
Shareholders’ equity (deficit)	31,566	86,195	(8,145)	(78,050)	31,566
	$243,375	$230,679	$39,205	$(92,931)	$420,328

CONDENSED CONSOLIDATING FINANCIAL INFORMATION—CONTINUED

Condensed Consolidating Balance Sheets
As of December 31, 2003

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$648	$17,482	$6,008	$—	$24,138
Trade receivables, net	25	29,919	3,433	—	33,377
Inventories	—	14,539	2,429	—	16,968
Other current assets	1,240	7,571	679	(73)	9,417
Assets of discontinued operations	—	5,089	—	—	5,089
Total current assets	1,913	74,600	12,549	(73)	88,989
Insurance receivable—asbestos litigation	—	—	20,317	—	20,317
Property and equipment, net	—	20,122	2,094	—	22,216
Other assets	4,796	26,441	9,256	(21,897)	18,596
Intercompany receivables	—	9,436	(105)	(9,331)	—
Investment in consolidated subsidiaries	55,658	—	—	(55,658)	—
	$62,367	$130,599	$44,111	$(86,959)	$150,118
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$15,561	$—	$—	$15,561
Other current liabilities	4,980	23,051	3,866	(73)	31,824
Total current liabilities	4,980	38,612	3,866	(73)	47,385
Reserve for asbestos litigation	—	—	31,595	—	31,595
Other long-term liabilities	1,138	36,723	14,227	(21,897)	30,191
Intercompany payables (receivables)	15,302	(6,325)	354	(9,331)	—
Shareholders’ equity (deficit)	40,947	61,589	(5,931)	(55,658)	40,947
	$62,367	$130,599	$44,111	$(86,959)	$150,118

CONDENSED CONSOLIDATING FINANCIAL INFORMATION—CONTINUED

Condensed Consolidating Statements of Operations
Year Ended December 31, 2004

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
	(Dollars in thousands)
Net sales	$—	$355,061	$30,023	$—	$385,084
Cost of sales	—	270,765	18,373	—	289,138
Gross profit	—	84,296	11,650	—	95,946
Selling and administrative expenses	297	42,342	10,775	—	53,414
Impairment of long-lived assets	—	861	—	—	861
Asbestos litigation expense	—	—	542	—	542
Other operating (income) expense	(101)	443	(47)	—	295
Operating (loss) income	(196)	40,650	380	—	40,834
Non-operating income and (expense):
Interest income	512	240	79	—	831
Interest expense	(1,624)	(152)	—	—	(1,776)
Intercompany interest (expense) income	(311)	357	(46)	—	—
Other (expense) income, net	(223)	107	129	—	13
	(1,646)	552	162	—	(932)
(Loss) income from continuing operations before income taxes	(1,842)	41,202	542	—	39,902
(Benefit from) provision for income taxes	(3,782)	14,788	2,794	—	13,800
Income (loss) from continuing operations	1,940	26,414	(2,252)	—	26,102
Income from discontinued operations, net of income taxes	—	698	—	—	698
Income from investment in subsidiaries	24,860	—	—	(24,860)	—
Net income (loss)	$26,800	$27,112	$(2,252)	$(24,860)	$26,800

CONDENSED CONSOLIDATING FINANCIAL INFORMATION—CONTINUED

Condensed Consolidating Statements of Operations
Year Ended December 31, 2003

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
	(Dollars in thousands)
Net sales	$—	$282,425	$28,522	$—	$310,947
Cost of sales	—	223,142	16,476	—	239,618
Gross profit	—	59,283	12,046	—	71,329
Selling and administrative expenses	691	37,177	8,820	—	46,688
Asbestos litigation expense	—	—	717	—	717
Other operating expense, net	238	429	—	—	667
Operating (loss) income	(929)	21,677	2,509	—	23,257
Non-operating income and (expense):
Interest income	301	109	53	—	463
Interest expense	—	(92)	—	—	(92)
Intercompany interest (expense) income	(1,398)	1,458	(60)	—	—
Other (expense) income, net	(334)	30	193	—	(111)
	(1,431)	1,505	186	—	260
(Loss) income from continuing operations before income taxes	(2,360)	23,182	2,695	—	23,517
(Benefit from) provision for income taxes	(549)	8,221	739	—	8,411
(Loss) income from continuing operations	(1,811)	14,961	1,956	—	15,106
Loss from discontinued operations, net of income tax benefit	—	(20,947)	—	—	(20,947)
Loss from investment in subsidiaries	(4,030)	—	—	4,030	—
Net (loss) income	$(5,841)	$(5,986)	$1,956	$4,030	$(5,841)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION—CONTINUED

Condensed Consolidating Statements of Operations
Year Ended December 31, 2002

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
	(Dollars in thousands)
Net sales	$—	$229,215	$29,552	$—	$258,767
Cost of sales	—	177,477	21,024	—	198,501
Gross profit	—	51,738	8,528	—	60,266
Selling and administrative expenses	1,352	32,812	8,517	—	42,681
Asbestos litigation expense	—	—	11,509	—	11,509
Other operating (income) expense	(228)	506	425	—	703
Operating (loss) income	(1,124)	18,420	(11,923)	—	5,373
Non-operating income and (expense):
Interest income	—	102	25	—	127
Interest expense	(266)	(577)	—	—	(843)
Intercompany interest (expense) income	(796)	823	(27)	—	—
Other (expense) income, net	(381)	93	69	—	(219)
	(1,443)	441	67	—	(935)
(Loss) income from continuing operations before income taxes	(2,567)	18,861	(11,856)	—	4,438
(Benefit from) provision for income taxes	(6,305)	6,225	654	—	574
Income (loss) from continuing operations	3,738	12,636	(12,510)	—	3,864
Loss from discontinued operations, net of income tax benefit	—	(42,941)	—	—	(42,941)
Loss from investment in subsidiaries	(42,815)	—	—	42,815	—
Net loss	$(39,077)	$(30,305)	$(12,510)	$42,815	$(39,077)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION—CONTINUED

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2004

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net cash (used in) provided by continuing operations	$(1,046)	$23,358	$2,951	$—	$25,263
Net cash used in discontinued operations	—	(4,753)	—	—	(4,753)
Net cash provided by (used in) operating activities	(1,046)	18,605	2,951	—	20,510
INVESTING ACTIVITIES:
Purchase of property and equipment	—	(9,368)	(260)	—	(9,628)
Purchase of available-for-sale securities	(124,619)	—	—	—	(124,619)
Cash advance received on pending property sale	—	150	—	—	150
Net cash (used in) provided by investing activities	(124,619)	(9,218)	(260)	—	(134,097)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net	115,624	—	—	—	115,624
Cash received in securities lending transaction	124,619	—	—	—	124,619
Proceeds from exercise of stock options	4,580	—	—	—	4,580
Repayment of long-term debt	—	(915)	—	—	(915)
Purchases of treasury shares	(34,842)	—	—	—	(34,842)
Dividends paid	(5,093)	—	—	—	(5,093)
Increase in deposits and restricted cash	(25,000)	(8,845)	—	—	(33,845)
Intercompany activities	(54,742)	55,160	(418)	—	—
Net cash (used in) provided by financing activities	125,146	45,400	(418)	—	170,128
(Decrease) increase in cash and cash equivalents	(519)	54,787	2,273	—	56,541
Cash and cash equivalents at beginning of year	648	17,482	6,008	—	24,138
Cash and cash equivalents at end of year	$129	$72,269	$8,281	$—	$80,679

CONDENSED CONSOLIDATING FINANCIAL INFORMATION—CONTINUED

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2003

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net cash provided by continuing operations	$17,906	$19,720	$3,209	$—	$40,835
Net cash used in discontinued operations	—	(7,946)	—	—	(7,946)
Net cash provided by operating activities	17,906	11,774	3,209	—	32,889
INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,960)	(253)	—	(6,213)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,178	—	—	—	5,178
Purchases of treasury shares	(6,036)	—	—	—	(6,036)
Dividends paid	(5,315)	—	—	—	(5,315)
Intercompany activities	(11,205)	10,565	640	—	—
Net cash (used in) provided by financing activities	(17,378)	10,565	640	—	(6,173)
Increase in cash and cash equivalents	528	16,379	3,596	—	20,503
Cash and cash equivalents at beginning of year	120	1,103	2,412	—	3,635
Cash and cash equivalents at end of year	$648	$17,482	$6,008	$—	$24,138

CONDENSED CONSOLIDATING FINANCIAL INFORMATION—CONTINUED

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2002

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net cash (used in) provided by continuing operations	$(2,721)	$23,057	$2,530	$—	$22,866
Net cash used in discontinued operations	—	(37,806)	—	—	(37,806)
Net cash (used in) provided by operating activities	(2,721)	(14,749)	2,530	—	(14,940)
INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,026)	(193)	—	(5,219)
Proceeds from sale of assets of discontinued operations	—	20,744	12	—	20,756
Other	—	(371)	—	—	(371)
Net cash provided by (used in) investing activities	—	15,347	(181)	—	15,166
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,825	—	—	—	1,825
Dividends paid	(3,912)	—	—	—	(3,912)
Dividends received from (paid to) affiliate	350	—	(350)	—	—
Intercompany activities	4,441	(4,402)	(39)	—	—
Net cash provided by (used in) financing activities	2,704	(4,402)	(389)	—	(2,087)
(Decrease) increase in cash and cash equivalents	(17)	(3,804)	1,960	—	(1,861)
Cash and cash equivalents at beginning of year	137	4,907	452	—	5,496
Cash and cash equivalents at end of year	$120	$1,103	$2,412	$—	$3,635

Report of Independent Registered Public Accounting Firm

To United Industrial Corporation:

We have audited the accompanying Consolidated Balance Sheet of United Industrial Corporation (a Delaware corporation) and subsidiaries as of December 31, 2004 and the related Consolidated Statement of Operations and Cash Flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying financial statements of United Industrial Corporation as of December 31, 2003, were audited by other auditors whose report thereon dated March 10, 2004, except for Note 21 as to which the date is September 15, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Industrial Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Industrial Corporation’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
March 16, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
United Industrial Corporation
Hunt Valley, Maryland

We have audited the accompanying consolidated balance sheet of United Industrial Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations and cash flows for each of the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Industrial Corporation and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2003 and 2002 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania March 10, 2004, except for Note 21, as to which the date is September 15, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the preparation and presentation of financial statements.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Certifying Officers and to other members of management and the Board of Directors.

Under the supervision and with the participation of management, including its Certifying Officers, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures. Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Under the supervision and with the participation of management, including its Certifying Officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is initiating a company-wide implementation of a new enterprise resource planning information system (“ERP System”). At December 31, 2004, the Company was in the planning and development phases of the implementation process and, accordingly, had not made any significant changes to its internal control over financial reporting. However, as the process progresses to the implementation phase the Company expects to change certain systems that include internal controls, which is reasonably likely to result in changes in the Company’s internal control over financial reporting. The Company will review the new systems as they are implemented and make appropriate changes to the internal controls that are affected.

ITEM 9B. OTHER INFORMATION

On March 10, 2005, the Board of Directors approved payments of $305,000, $192,084 and $53,598 to Frederick Strader, James Perry and Jonathan Greenberg, respectively, pursuant to the Company’s Management Incentive Plan (“MIP”) for the year ended December 31, 2004.

The MIP is a variable cash-based incentive plan designed to focus management’s attention on performance factors important to the continued success of each business unit and the Company overall. The MIP was adopted, as a successor to the Company’s Performance Sharing Plan, and became effective as of January 1, 2004 and will continue in effect unless or until terminated by the Board of Directors. The MIP is administered by each subsidiary of the Company, after approval by the Company.

Participants in the MIP are senior managers in a position to significantly affect the performance of their business unit who are selected to participate. These are generally managers with responsibility across an entire business unit (i.e., headquarter executives, product line and other general program managers, and selected functional managers). Base salary for such employees is established using competitive comparisons. The target incentive compensation, a percent of base salary, is similarly determined, thus ensuring the competitiveness of the Company’s total target compensation.

Annual incentive awards may range from zero to two hundred percent of the target incentive compensation. The target incentive percent varies from 10 to 50 percent of the participant’s base salary, depending on the participant’s salary grade. The target incentive compensation is based upon a combination of individual performance and business performance. The weighting of these factors can vary from one business unit to another, reflecting the relative importance of business to individual performance for that business unit during any year.

The business performance is based upon financial performance measures that are important to the business unit. Budgets as well as past and expected future performance results are criteria used in setting business performance targets. The business performance objectives for all participants are reviewed and approved by the Company’s chief executive officer.

The individual performance objectives are important personal objectives directly related to the participant’s major responsibilities. For example, those objectives could include such areas as market and/or customer share improvement; cost improvements; product development; pricing; inventory levels; introduction or improvement of products, processes or systems; health, safety and environmental performance; or management development. The individual performance objectives for all participants are mutually agreed to by the participant and his or her manager.

To determine an employee’s incentive compensation, both performance factors are rated and weighted according to the predetermined split. The two results are totaled and multiplied by the participant’s base salary to determine the incentive compensation. If the requisite performance objectives are not realized, no incentive compensation is paid to the participant.

The business and individual performance objectives for the Company’s chief executive officer, Frederick Strader, are reviewed and approved by the Compensation Committee of the Board of Directors of the Company. For the year ended December 31, 2004, the business and individual performance objectives for each of Messrs. Strader, Perry and Greenberg were either met or exceeded.

Report of Independent Registered Public Accounting Firm

To United Industrial Corporation:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that United Industrial Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Industrial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that United Industrial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, United Industrial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of United Industrial Corporation and subsidiaries as of December 31, 2004, and the related Consolidated Statement of Operations, and Cash Flows for the year then ended, and our report dated March 16, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
McLean, Virginia
March 16, 2005

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information to be set forth in the sections entitled “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance” in the definitive proxy statement involving the election of directors in connection with the 2005 Annual Meeting of Shareholders of United Industrial Corporation (the “Proxy Statement”), which section (other than the Compensation Committee Report, Audit Committee Report and Performance Graph) is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information to be set forth in the section entitled “Executive Compensation” in the Proxy Statement, which section (other than the Compensation Committee Report, Audit Committee Report and Performance Graph) is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	876,100	$15.59	650,000
Equity compensation plans not approved by security holders	—	—	—
Total	876,100	$15.59	650,000

Reference is made to the information to be set forth in the section entitled “Principal Shareholders” and “Security Ownership of Management” in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information to be set forth in the section entitled “Election of Directors” in the Proxy Statement, which section (other than the Compensation Committee Report, Audit Committee Report and Performance Graph) is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information to be set forth in the section entitled “Ratification of Appointment of Auditors” in the Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this Annual Report on Form 10-K:

(1) and (2)         The responses to these portions of Item 15 are submitted as a separate section of this Annual Report on Form 10-K entitled “List of Financial Statements and Financial Statement Schedules” which follows the List of Exhibits.

(3)                 List of Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of United Industrial Corporation.(1)
3.2	By-Laws of United Industrial Corporation.(1)
4.1.1	Indenture dated as of September 15, 2004 by and among the Registrant, AAI Corporation and U.S. Bank National Association, as trustee.(2)
4.1.2

Registration Rights Agreement dated as of September 15, 2004 by and among the Registrant and AAI Corporation, and UBS Securities LLC and the other initial purchaser named in the Purchase Agreement, dated September 9, 2004 among the Registrant, AAI Corporation and the initial purchasers, for whom UBS Securities LLC is acting as representative.(2)

10.1*	United Industrial Corporation 1994 Stock Option Plan, as amended.(3)
10.2*	United Industrial Corporation 1996 Stock Option Plan for Nonemployee Directors, as amended.(4)
10.3*	United Industrial Corporation 2004 Stock Option Plan.(4)
10.4	Loan and Security Agreement dated as of June 28, 2001 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender (the “Loan Agreement”).(6)
10.5	Pledge Agreement dated as of June 28, 2001 among United and certain of its subsidiaries, as Pledgors, and Fleet Capital Corporation, as Lender.(6)
10.6	Waiver, Amendment and Consent Agreement dated as of March 6, 2002 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement.(7)
10.7	Second Amendment and Consent Agreement dated as of June 28, 2002 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement.(8)
10.8	Third Amendment and Waiver Agreement dated as of March 21, 2003 among United and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement.(9)
10.9	Fourth Amendment dated as of March 31, 2003 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement.(10)

Exhibit Number	Description
10.10	Fifth Amendment dated as of September 30, 2003 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement.(10)
10.11	Letter from Fleet Capital Corporation to the Company dated November 12, 2003, amending the Loan Agreement.(10)
10.12	Sixth Amendment dated as of November 17, 2003 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement.(11)
10.13	Seventh Amendment dated as of December 31, 2003 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement.(11)
10.14	Eighth Amendment dated as of May 18, 2004 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement.(1)
10.15	Ninth Amendment to the Loan Agreement dated as of August 16, 2004 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender.(12)
10.16	Tenth Amendment to the Loan Agreement dated as of September 8, 2004 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender.(13)
10.17*	Employment Agreement dated as of June 18, 2003 between the Company and Frederick M. Strader.(14)
10.18*	Employment Agreement, dated December 8, 1998, between United and Richard R. Erkeneff.(15)
10.19*	Amendment No. 1 dated as of June 1, 2001 to the Employment Agreement dated as of December 8, 1998 by and between United and Richard R. Erkeneff.(6)
10.20*	Amendment No. 2 and Amendment No. 3 dated as of December 20, 2002 to the Employment Agreement dated as of December 8, 1998 by and between United and Richard R. Erkeneff.(9)
10.21*	Employment Agreement, dated March 3, 2000, between United and Robert Worthing.(16)
10.22*	Success Bonus Agreement, dated April 10, 2002, between United and Robert Worthing.(17)
10.23*	Amendment to Employment Agreement, dated January 2, 2003, between United and Robert Worthing.(9)
10.24*	Employment Agreement, dated March 3, 2000, between United and James H. Perry.(16)
10.25*	Success Bonus Agreement, dated April 10, 2002, between United and James H. Perry.(17)
10.26*	Amendment to Employment Agreement, dated January 2, 2003, between United and James H. Perry.(9)
10.27*	Employment Agreement, dated August 17, 2004, between the Registrant and Jonathan A. Greenberg.(18)
10.28	Master Agreement, dated as of March 27, 2002, between ALSTOM Transportation Inc. and AAI Corporation.(7)

Exhibit Number	Description
10.29	Amendment to Master Agreement, dated as of July 26, 2002, between ALSTOM Transportation Inc. and AAI Corporation.(19)
10.30*	United Industrial Corporation Management Incentive Plan, dated as of January 1, 2004.**
21	Subsidiaries of the Company.**
23.1	Consent of KPMG LLP.**
23.2	Consent of Ernst & Young LLP.**
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Company.**
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Company.**
32.1	Section 1350 Certification by the Chief Executive Officer of the Company.**
32.2	Section 1350 Certification by the Chief Financial Officer of the Company.**

             *  Management contract or compensatory plan or arrangement.

      **  Filed herewith.

   (1)  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

   (2)  Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2004.

   (3)  Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 20, 2003.

   (4)  Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 26, 1997.

   (5)  Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 17, 2004.

   (6)  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

   (7)  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

   (8)  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

   (9)  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(11) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(12) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2004.

(13)   Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2004.

(14)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(15)   Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(16)   Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(17)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

(18)   Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2004.

(19)   Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2002.

Annual Report on Form 10-K
Item 15(a) (1) and (2)

List of Financial Statements and Financial Statement Schedules

Certain Exhibits

Financial Statement Schedules

Year ended December 31, 2004

United Industrial Corporation

Hunt Valley, Maryland

Form 10-K—Item 15(a) (1) and (2)

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of United Industrial Corporation and subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets—December 31, 2004 and 2003

Consolidated Statements of Operations—
Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows—
Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

The following consolidated financial statement schedule of United Industrial Corporation and subsidiaries is included in Item 15(d):

Schedule II—Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

We have audited the consolidated financial statements of United Industrial Corporation and subsidiaries as of December 31, 2003, and for each of the years ended December 31, 2003 and 2002, and have issued our report thereon dated March 10, 2004 (except for Note 21, as to which the date is September 15, 2004). Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 10, 2004

Schedule II—Valuation and Qualifying Accounts
United Industrial Corporation and Subsidiaries
December 31, 2004

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended December 31, 2004:
Deducted from asset accounts: Allowance for doubtful accounts	$556,000	17,000	—	318,000	(a)	$255,000
Year Ended December 31, 2003:
Deducted from asset accounts: Allowance for doubtful accounts	$235,000	321,000	—	—		$556,000
Year Ended December 31, 2002:
Deducted from asset account: Allowance for doubtful accounts	$235,000	—	—	—		$235,000

(a)           Uncollectible accounts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INDUSTRIAL CORPORATION
By:	/s/ FREDERICK M. STRADER
Frederick M. Strader
President and Chief Executive Officer
Date:	March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FREDERICK M. STRADER	March 16, 2005
Frederick M. Strader President and Chief Executive Officer (Principal Executive Officer)
/s/ JAMES H. PERRY	March 16, 2005
James H. Perry Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ WARREN G. LICHTENSTEIN	March 16, 2005
Warren G. Lichtenstein Chairman of the Board and Director
/s/ THOMAS A. CORCORAN	March 16, 2005
Thomas A. Corcoran Director
/s/ RICHARD R. ERKENEFF	March 16, 2005
Richard R. Erkeneff Director
/s/ GLEN KASSAN	March 16, 2005
Glen Kassan Director
/s/ ROBERT MEHMEL	March 16, 2005
Robert Mehmel Director
/s/ RICHARD I. NEAL	March 16, 2005
Richard I. Neal Director

EXHIBIT INDEX

Exhibit Number	Description
10.30	United Industrial Corporation Management Incentive Plan, dated as of January 1, 2004.
21	Subsidiaries of the Company.
23.1	Consent of KPMG LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Company.
32.1	Section 1350 Certification by the Chief Executive Officer of the Company.
32.2	Section 1350 Certification by the Chief Financial Officer of the Company.