Form 10-Q
period 2005-03-31
UNITED INDUSTRIAL CORP /DE/
filed 2005-05-10
CIK 101271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                       Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                                                           Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,354,551 shares of common stock as of May 5, 2005.

UNITED INDUSTRIAL CORPORATION

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets -
March 31, 2005 and December 31, 2004	2

Consolidated Condensed Statements of Operations -
Three Months Ended March 31, 2005 and 2004	3

Consolidated Condensed Statements of Cash Flows -
Three Months Ended March 31, 2005 and 2004	4

Notes to Consolidated Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 6. Exhibits	36

SIGNATURE	37

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,852	$80,679
Securities pledged to creditors	—	124,626
Deposits and restricted cash	4,798	33,845
Trade receivables, net	50,497	46,658
Inventories	25,016	34,639
Prepaid expenses and other current assets	8,897	12,465
Assets of discontinued operations	12,293	13,545
Total current assets	223,353	346,457
Deferred income taxes	11,387	13,930
Other assets	11,572	11,953
Insurance receivable - asbestos litigation	20,343	20,343
Property and equipment - less accumulated depreciation (2005 -$86,772; 2004-$85,762)	33,751	27,645
	$300,406	$420,328
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$958	$958
Payable under securities loan agreement	—	124,619
Accounts payable	21,363	21,664
Accrued employee compensation and taxes	13,852	13,706
Other current liabilities	11,804	14,942
Liabilities of discontinued operations	14,527	18,566
Total current liabilities	62,504	194,455
Long-term debt	121,688	122,000
Postretirement benefit obligation, other than pension, and other long-term liabilities	22,232	22,942
Minimum pension liability	18,777	17,513
Reserve for asbestos litigation	31,852	31,852
Total liabilities	257,053	388,762
Shareholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 30,000,000 shares authorized; 12,327,151 and 12,291,951 shares outstanding at March 31, 2005 and December 31, 2004, respectively (net of shares in treasury)	14,374	14,374
Additional capital	83,964	84,296
Retained earnings	14,938	3,499
Treasury stock, at cost; 2,046,997 and 2,082,197 shares at March 31, 2005 and December 31, 2004, respectively	(39,343)	(40,019)
Accumulated other comprehensive loss, net of tax	(30,580)	(30,584)
Total shareholders’ equity	43,353	31,566
	$300,406	$420,328

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Net sales	$107,548	$81,648
Cost of sales	81,505	64,161

Gross profit	26,043	17,487
Selling and administrative expenses	13,635	10,228
Asbestos litigation expense	90	—
Other operating expenses, net	80	96

Operating income	12,238	7,163

Non-operating income and (expense):
Interest income	1,051	64
Interest expense	(1,828)	(13)
Gain on sale of property	7,152	—
Other income, net	636	134
	7,011	185
Income from continuing operations before income taxes	19,249	7,348

Provision for income taxes	6,625	2,626

Income from continuing operations	12,624	4,722

Income (loss) from discontinued operations, net of income tax expense of $529 for the three months ended March 31, 2005 and tax benefit of $256 for the three months ended March 31, 2004	48	(475)
Net income	$12,672	$4,247

Basic earnings per share:
Income from continuing operations	$1.03	$0.36
Income (loss) from discontinued operations	—	(0.03)
Net income	$1.03	$0.33

Diluted earnings per share:
Income from continuing operations	$0.84	$0.35
Income (loss) from discontinued operations	—	(0.03)
Net income	$0.84	$0.32

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,672	$4,247
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(48)	475
Depreciation and amortization	1,944	1,324
Gain on sale of property	(7,152)	—
Pension expense	1,265	1,210
Deferred income taxes	2,833	(413)
Income from equity investment in joint venture	(14)	(15)
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(3,839)	2,031
Decrease (increase) in inventories	9,623	(9,031)
Decrease (increase) in prepaid expenses and other current assets	3,278	(255)
(Decrease) increase in customer advances	(2,502)	1,377
(Decrease) increase in accounts payable, accruals and other current liabilities	(792)	7,637
Other – net	(742)	(246)
Net cash provided by operating activities from continuing operations	16,526	8,341
Net cash (used in) provided by discontinued operations	(2,738)	584
Net cash provided by operating activities	13,788	8,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,994)	(661)
Proceeds from sale of available-for-sale securities	124,619	—
Proceeds from sale of property	7,555	—
Net cash provided by (used in) investing activities	124,180	(661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(334)	—
Repayment of collateral received from securities lending transaction	(124,619)	—
Decrease in deposits and restricted cash	29,047	—
Proceeds from exercise of stock options	344	1,166
Dividends paid	(1,233)	(1,316)
Purchase of treasury shares	—	(7,141)
Net cash used in financing activities	(96,795)	(7,291)
Increase in cash and cash equivalents	41,173	973
Cash and cash equivalents at beginning of year	80,679	24,138
Cash and cash equivalents at end of period	$121,852	$25,111

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION & SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited Consolidated Condensed Financial Statements of United Industrial Corporation (“United Industrial”) and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note B - Segment Information - Continuing Operations

The Company has two reportable segments: Defense and Energy. The operations of the Defense and Energy segments are conducted principally through two wholly-owned subsidiaries, AAI Corporation and its subsidiaries (“AAI”) and Detroit Stoker Company (“Detroit Stoker”), respectively. Costs related to the continuing operations that are not identified with the two business segments are grouped under the heading Other. The Company has a transportation operation that is accounted for as discontinued operations in the accompanying Consolidated Condensed Financial Statements.

(Dollars in thousands)	Defense	Energy	Other	Totals

Three Months Ended March 31, 2005
Net sales	$100,157	$7,391	$—	$107,548
Gross profit	23,561	2,482	—	26,043
Interest income (expense), net	7	39	(823)	(777)
Depreciation and amortization expense	1,869	75	—	1,944
Income (loss) before income taxes	19,447	175	(373)	19,249

Three Months Ended March 31, 2004
Net sales	$74,806	$6,842	$—	$81,648
Gross profit	14,825	2,662	—	17,487
Interest income (expense), net	394	11	(354)	51
Depreciation and amortization expense	1,239	85	—	1,324
Income (loss) before income taxes	7,189	404	(245)	7,348

Note C - Earnings Per Share

Basic earnings per share for all periods presented was computed by dividing net earnings for the respective period by the weighted-average number of shares of the Company’s par value $1.00 per share common stock (“Common Stock”) outstanding during the period. Diluted earnings per share was computed by dividing (i) net earnings during the period, adjusted in 2005 to add back the after-tax interest charges incurred on the Company’s $120,000,000 aggregate principal amount of 3.75% convertible senior notes due September 15, 2024, unless earlier redeemed, repurchased, purchased or converted (the “3.75% Convertible Senior Notes”), by (ii) the weighted-average number of shares of Common Stock outstanding during the period, adjusted to add the weighted-average number of potential dilutive common shares that would have been outstanding upon the assumed exercise of stock options and conversion of the 3.75% Convertible Senior Notes for Common Stock.

Options to purchase 144,000 shares of the Company’s Common Stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2005 because the options’ exercise price was in excess of the average market price of the Common Stock during the period and therefore would be anti-dilutive. These 144,000 options, which were granted on March 4, 2005 and expire five years from the grant date, were outstanding at March 31, 2005.

Basic and diluted earnings per share amounts were computed as follows:

	Three Months Ended March 31,
	2005			2004
(Dollars in thousands, except per share data)	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic Earnings Per Share
Income from continuing operations	$12,624	12,316,153	$1.03	$4,722	13,136,464	$0.36

Effect of Dilutive Securities
Stock Options	—	443,849		—	270,304
3.75% Convertible Senior Notes	606	3,058,356			—

Diluted Earnings Per Share
Income from continuing operations	$13,230	15,818,358	$0.84	$4,722	13,406,768	$0.35

Note D - Stock-Based Compensation

For each of the three-month periods ended March 31, 2005 and 2004, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related implementation guidance, whereby compensation cost for stock options is recognized in earnings based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Had compensation cost been determined consistent with the fair value method set forth under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), for all awards under the plans, income and earnings per share from continuing operations would have decreased to the pro forma amounts indicated below:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2005	2004
Income from continuing operations:
As reported	$12,624	$4,722
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of tax	(208)	(96)
Pro forma	$12,416	$4,626
Earnings per share from continuing operations:
As reported:
Basic	$1.03	$0.36
Diluted	0.84	0.35
Pro forma:
Basic	$1.01	$0.35
Diluted	0.79	0.34

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaced SFAS No. 123 and superseded SFAS No. 148 and APB No. 25 and its related implementation guidance. SFAS No. 123R requires entities to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the Company as of the interim period that begins January 1, 2006.

Note E - Supplemental Balance Sheet and Cash Flow Information

Inventories consisted of the following components:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Finished goods and work-in-process	$23,836	$33,384
Materials and supplies	1,180	1,255
Total inventories	$25,016	$34,639

Other assets consisted of the following components:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Intangibles, net	$4,005	$4,060
Debt issuance costs, net	4,375	4,620
Investment in affiliate	1,630	1,616
Other	1,562	1,657
Total other assets	$11,572	$11,953

Other current liabilities consisted of the following components:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Customer advances	$3,074	$5,576
Reserve for contract losses	1,645	1,680
Accrued interest expense	224	1,364
Other accrued costs	2,702	2,864
Other	4,159	3,458
Total other current liabilities	$11,804	$14,942

No cash was paid for Federal income taxes during the three months ended March 31, 2005 and 2004. Cash paid for interest during the three months ended March 31, 2005 and 2004 was $2,268,000 and $13,000, respectively.

Note F – Secured Borrowing

On December 29, 2004, the Company purchased $125,000,000 aggregate principal amount at maturity of U.S. treasury bills for $124,619,000, which matured on February 24, 2005. The Company classified this investment as available-for-sale, which required it to be reported at estimated fair value, with unrealized gains and losses, net of tax, reported as a separate component of Accumulated Other Comprehensive Loss in Shareholders’ Equity until realized. Concurrently with the purchase of the U.S. treasury bills on December 29, 2004, the Company entered into a securities lending transaction with its broker-dealer, which matured on February 23, 2005 and was accounted for as a secured borrowing. In exchange for lending the U.S. treasury bills to its broker-dealer, the Company received cash collateral from its broker-dealer in an amount equal to 100% of the fair value of the securities loaned, net of a $25,000,000 refundable deposit that remained at its broker-dealer in a segregated, interest-bearing account. At maturity on February 23, 2005, the Company repaid the cash collateral received, together with approximately $444,000 of related interest charges. Also at maturity, the Company collected its $25,000,000 refundable deposit, together with approximately $86,000 of related interest income earned. During the first quarter of 2005, the Company realized a $7,500 loss on this investment, and received approximately $373,000 of interest income.

Note G - Pension and Other Postretirement Benefits

The following table provides the components of net periodic pension and other postretirement benefits cost for each of the three months ended March 31, 2005 and 2004:

	Pension Benefits Three Months Ended March 31,		Other Postretirement Benefits Three Months Ended March 31,
(Dollars in thousands)	2005	2004	2005	2004

Service cost	$809	$749	$48	$45
Interest cost	2,579	2,572	297	313
Expected return on plan assets	(3,209)	(3,157)	—	—
Net amortization and deferral:
Amortization of prior service cost	69	45	(5)	(10)
Amortization of actuarial loss (gain)	1,054	841	3	(20)

Net periodic pension benefit cost	$1,302	$1,050	$343	$328

The following table provides the Company’s contributions to and benefits paid under pension and other postretirement benefit plans:

	Pension Benefits Three Months Ended March 31,		Other Postretirement Benefits Three Months Ended March 31,
(Dollars in thousands)	2005	2004	2005	2004

Expected fiscal year contributions reported at the end of the prior year:
Employer	$244	$259	$3,007	$2,572
Employee	—	—	—	172
	244	259	3,007	2,744

Actual contributions made in the current year	37	—	838	686
Remaining contributions expected to be made in the current year	207	259	2,255	2,058
Total expected current year contributions	244	259	3,093	2,744
Difference from expectations at end of the prior year	$—	$—	$86	$—

Effective July 1, 2004, the Company adopted FSP No. FAS 106-2 and includes the effects of the Medicare Act of 2003 in its measurement of net periodic postretirement benefit cost and accumulated postretirement benefit obligations (“APBO”).

Note H - Other Operating Expenses, Net and Other Non-Operating Income, Net

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
OTHER OPERATING EXPENSES, NET

Amortization of intangibles	$55	$55
Amortization of facility consolidation costs	42	73
Amortization of deferred compensation liability	(16)	(32)
Other income, net	(1)	—
Total other operating expenses, net	$80	$96

OTHER NON-OPERATING INCOME, NET

Royalties and commissions	$18	$37
Rental income	14	14
Gain from change in fair value of embedded derivatives underlying long-term debt	438	—
Other income, net	166	83
Total other income, net	$636	$134

Note I - Comprehensive Income

The following table sets forth the components of other comprehensive income and total comprehensive income:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Net income	$12,672	$4,247

Other comprehensive income:
Reclassify unrealized loss on available-for-sale securities to earnings, net of tax of $3	4	—
Total comprehensive income	$12,676	$4,247

Note J - Discontinued Operations

Assets and liabilities of the discontinued transportation operations, which have been reclassified and summarized in the accompanying Consolidated Condensed Balance Sheets as Assets and Liabilities of discontinued operations, respectively, were as follows:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Current assets:
Trade receivables from affiliate	$39,322	$39,322
Less allowances	(39,322)	(39,322)
Prepaid expenses and other current assets	51	51
Deferred taxes	12,242	13,494
Other receivables from affiliate	13,347	11,278
Less allowances	(13,347)	(11,278)
Total current assets	$12,293	$13,545

Current liabilities:
Accounts payable	$353	$937
Accrued employee compensation and taxes	126	164
Other current liabilities	11,270	11,270
Accrual for contract losses	2,762	6,164
Other	16	31
Total current liabilities	$14,527	$18,566

Summary results of the transportation operations, which have been classified separately as discontinued operations, were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Revenue	$—	$—

Income (loss) before income taxes	$577	$(731)
Provision for (benefit from) income taxes	529	(256)

Income (loss) from discontinued transportation operations, net of income taxes	$48	$(475)

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Net cash (used in) provided by discontinued operations:
Net income (loss)	$48	$(475)
Changes in operating assets and liabilities	(622)	(40)
Deferred income taxes	1,253	—
(Decrease) increase in accrual for contract losses and other	(3,417)	1,099
Net cash (used in) provided by discontinued transportation operations	$(2,738)	$584

Note K - Commitments and Contingencies

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

Defenses

Management continues to believe that a majority of the claimants in pending cases will not be able to demonstrate that they have been exposed to United Industrial’s or Detroit Stoker’s asbestos-containing products or suffered any compensable loss as a result of any such exposure. This belief is based in large part on two factors: the limited number of asbestos-containing products and betterments sold by United Industrial and Detroit Stoker and United Industrial’s and Detroit Stoker’s access to sales, service, and other historical business records going back over 100 years, which allow United Industrial and Detroit Stoker to determine to whom products were sold, the date of sale, the installation site and, in some instances, the date products were removed from service. In addition, because of the limited and restricted placement of the asbestos-containing products, even at sites where a claimant can verify his or her presence during the same period those products were installed, liability cannot be presumed because, even if an individual contracted an asbestos-related disease, not everyone who was employed at a site was exposed to United Industrial’s or Detroit Stoker’s asbestos-containing products.

These factors have allowed United Industrial and Detroit Stoker to effectively manage their asbestos-related claims.

Settlements

To date, settlements of claims against United Industrial and/or Detroit Stoker have been made without any admission of liability by United Industrial and/or Detroit Stoker. Settlement amounts may vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the claimant, the existence or absence of other possible causes of the claimant’s alleged illness, and the availability of legal defenses, as well as whether the action is brought alone or as part of a group of claimants. Before paying any settlement amount, United Industrial and/or Detroit Stoker require proof of exposure to their asbestos-containing products and proof of injury to the plaintiff. In addition, the claimant is required to execute a full and unconditional release of United Industrial, Detroit Stoker and associated parties, from any liability for asbestos-related injuries or claims.

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

Based on the assumptions employed by and the report prepared by the insurance consultant, other variables, and the report prepared by the asbestos consultant, which is discussed below, the Company recorded an estimated insurance recovery as of December 31, 2002, of $20,343,000 reflecting the estimate determined to be probable of being available to mitigate United Industrial’s and Detroit Stoker’s potential asbestos liability through 2012. The Company continuously evaluates this insurance receivable and believes it is appropriately valued at March 31, 2005.

Quantitative Claims Information

As of March 31, 2005, United Industrial and/or Detroit Stoker were named in asbestos litigation pending in Arkansas, California, Illinois, Louisiana, Michigan, Minnesota, Mississippi, New York and North Dakota. As of March 31, 2005, there were approximately 19,447 pending claims, compared to approximately 21,123 pending claims as of December 31, 2004 and approximately 20,313 pending claims as of March 31, 2004. During 2004, Detroit Stoker was named as a defendant in two cases in Arkansas alleging personal injuries to one and approximately 199 plaintiffs, respectively, as a result of silica and/or refractory ceramic fiber exposure in addition to asbestos exposure. The pleadings in these two cases name approximately 32 and 68 defendants, respectively, and include no allegations specific to Detroit Stoker. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate from period to period. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought. In addition, the direct asbestos-related expenses of United Industrial and Detroit Stoker for defense and indemnity for the past five years were not material.

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

In connection with the preparation of its annual report on Form 10-K for the year ended December 31, 2004, United Industrial provided the asbestos consulting firm with updated information regarding asbestos cases filed against United Industrial and/or Detroit Stoker, and asked the consulting firm to perform a validation of its 2002 report. In particular, the consulting firm was asked if it would use the same methodology to calculate future asbestos liability and if the assumptions used in 2002 are still valid. The consulting firm reported that nothing had come to their attention in the intervening period that would call into question the central assumptions underlying the report, or the report’s ten-year estimate of United Industrial’s and Detroit Stoker’s future potential liability.

The Company’s asbestos liability was $31,852,000 and $31,541,000 at March 31, 2005 and 2004, respectively, and its insurance receivables for asbestos-related liabilities were $20,343,000 and $20,317,000 at March 31, 2005 and 2004, respectively. These figures reflect the Company’s policy to maintain a ten-year estimate of future liability, the period in which such costs are deemed to be reasonably estimable.

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

In 1996, United Industrial entered into a consent decree with ADEQ. Pursuant to the consent decree, United Industrial is required to complete a Remedial Investigation/Feasibility Study (“RI/FS”), pay $125,000 for past response costs, pay quarterly Arizona oversight costs (averaging less than $10,000 annually) and pay $125,000 for future response costs plus a graduated percentage of the cleanup costs for the site if those costs are in excess of $10,000,000 but less than $40,000,000. United Industrial’s liability for future response costs under the consent decree is capped at $1,780,000 in addition to the $125,000 that United Industrial has already paid. In connection with the RI/FS, United Industrial has retained a consultant at an average annual cost of approximately $200,000. The Remedial Investigation was submitted to ADEQ for approval on March 31, 2004 and was approved by ADEQ on August 9, 2004. United Industrial expects to submit the Feasibility Study sometime in July of 2005. Management believes that it will reach closure with ADEQ on all RI/FS issues on an acceptable basis to United Industrial following approval of the Feasibility Study. No assurances can be given, however, as to the actual extent to which United Industrial may be determined to have further liability, if at all.

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

OTHER LEGAL MATTERS

Departments and agencies of the U.S. Government have the authority at many levels to investigate transactions and operations of the Company, and the results of such investigations may lead to administrative, civil, or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the General Accounting Office, the Department of Justice, the Department of State, and Congressional Committees. U.S. Government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or an operating division or subdivision.

The Company has in place international and domestic compliance policies and procedures, including training of employees.

From time to time, the Company receives allegations of improper conduct relating to its operations, including operations subject to the U.S. Foreign Corrupt Practices Act and similar U.S. domestic and international laws. When the Company receives any such allegations, it conducts internal (and if necessary, external) investigations to determine whether there is support for any such allegations. An investigation is ongoing in response to allegations provided to Company management of improper payments directly and indirectly to foreign government officials. External counsel has been retained by the Audit Committee of the Company’s Board of Directors to determine if there is support for any such allegations, and to review the Company’s compliance policies and procedures, and the Company is cooperating fully with counsel. In addition, appropriate government agencies have been advised of this investigation. The investigation by external counsel, which is continuing, has thus far not revealed any prior involvement or knowledge regarding the allegations by any officer or director of United Industrial. At the current stage of this investigation, any ultimate liability is not presently determinable.

PERFORMANCE GUARANTEES

In connection with certain contracts, United Industrial’s operating subsidiaries committed to certain performance guarantees at March 31, 2005. The ability to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If United Industrial’s operating subsidiaries are unable to meet these performance obligations, the performance guarantees could have a material adverse effect on profit margins and the Company’s results of operations, liquidity or financial position. United Industrial’s operating subsidiaries monitor the progress of their partners and subcontractors, and United Industrial and its operating subsidiaries do not believe that the performance of these partners and subcontractors will adversely affect these contracts as of March 31, 2005. No assurances can be given, however, as to the liability of United Industrial’s operating subsidiaries if partners or subcontractors are unable to perform their obligations.

DISCONTINUED TRANSPORTATION OPERATION

MUNI Contract

In connection with the discontinued Transportation operations, AAI owns 35% of Electric Transit, Inc. (“ETI”). Skoda a.s. (“Skoda”), a Czech company, owns the remaining 65% of ETI. ETI’s one remaining production contract with the San Francisco Municipal Railway (“MUNI”) involves the design and manufacture of 273 electric trolley buses (“ETBs”). In executing its contract with MUNI, ETI entered into subcontracts with AAI, certain Skoda operating affiliates and others. Both AAI and the Skoda operating affiliates have completed their delivery requirements and the Skoda operating affiliates are now subject to warranty requirements.

The ability of ETI to satisfy its remaining obligations is, in part, dependent on the performance of other parties, including AAI, the Skoda operating affiliates and other subcontractors. Thus, the ability to timely perform under the MUNI contract is, to a significant extent, outside of ETI’s control. Skoda’s operating affiliates have continued to deliver products and services under their subcontracts with ETI through March 2005. Following Skoda’s bankruptcy declaration in 2001 in the Czech Republic, effective as of 2002, AAI began recording 100%, instead of 35%, of ETI’s losses and income in accordance with the equity method accounting applicable to minority shareholders. Although AAI has completed performance on its subcontract with ETI on the MUNI contract, AAI has continued to provide ETI with personnel and other financial support in order to enable ETI to satisfy certain of its remaining commitments to MUNI.

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

As required by MUNI, ETI obtained a surety bond to guarantee payment to all those providing labor, materials, provisions or other supplies to ETI in furtherance of its performance under the MUNI contract. AAI agreed to indemnify the surety, if necessary, for up to $14,800,000, representing 35% of the original face value of the labor and materials bond (in proportion to AAI’s equity interest in ETI). On November 18, 2003, AAI provided the surety with notice of its claim on the labor and materials bond for unpaid receivables in connection with AAI’s MUNI subcontract from ETI, totaling in excess of $47,000,000, the maximum penal sum of the labor and materials bond. AAI’s payment rights under the labor and materials bond (among other claims) are currently at issue in a case before the Federal court in the Northern District of California. Prior to final adjudication of this case, there can be no assurances as to the amount or timing of a recovery by AAI, if any, on its claim on the labor and materials bond.

Note L - Dividends

On March 10, 2005, the Company’s Board of Directors declared a dividend of $0.10 per share to shareholders of record on the close of business on March 21, 2005, which was paid on March 31, 2005.

Note M – Issuer Purchases of Equity Securities

In November 2003, the Board of Directors of the Company authorized the purchase of up to $10,000,000 of the Company’s Common Stock. On March 10, 2004, the Company’s Board of Directors extended the plan for one additional year through March 15, 2005, and authorized the purchase of up to an additional $10,000,000 of Common Stock. From inception of this plan in November 2003 to its expiration on March 15, 2005, the Company had purchased a total of 917,700 shares for $16,522,000, or an average of $18.00 per share. The remaining $3,478,000 was not used and expired on March 15, 2005.

On March 10, 2005, the Company’s Board of Directors authorized a new stock purchase plan for up to $25,000,000. The exact number of shares to be purchased under the new plan will depend on market conditions. The Company did not purchase any of its equity securities during the three months ended March 31, 2005, and $25,000,000 was available under the subject authorization for future purchases at March 31, 2005.

Note N - Restructuring Charges

(Dollars in thousands)	Severance	Employee Relocation	Facility Relocation	Facility Closing Costs	Total

Defense segment
Reserve balance at December 31, 2004	$160	$169	$74	$—	$403

Restructuring charges	25	305	—	—	330

Payments	(113)	(472)	(52)	—	(637)

Reserve balance at March 31, 2005	$72	$2	$22	$—	$96

Energy segment
Reserve balance at December 31, 2004	$—	$—	$—	$—	$—

Restructuring charges	44	—	37	—	81

Payments	(44)	—	(37)	—	(81)

Reserve balance at March 31, 2005	$—	$—	$—	$—	$—

Note O - Subsequent Event

On April 4, 2005, the Company acquired ESL Defence Limited (“ESL”), an electronic warfare systems company based in the United Kingdom. The purchase price was approximately $10,000,000 in cash. ESL is a world market leader in the design and production of electro-optic test and simulation products for use on flight lines and in aircraft maintenance facilities.

Note P - Supplemental Guarantor Information

In September 2004, United Industrial issued and sold $120,000,000 aggregate principal amount of 3.75% Convertible Senior Notes, which are fully and unconditionally guaranteed by AAI, the Company’s wholly-owned subsidiary that constitutes the Defense segment. The 3.75% Convertible Senior Notes are not guaranteed by Detroit Stoker, the Company’s wholly-owned subsidiary that constitutes the Energy segment. The following condensed consolidating financial information sets forth supplemental information for United Industrial, the parent company, AAI, the guarantor subsidiary, and Detroit Stoker, the non-guarantor subsidiary, as of March 31, 2005 and December 31, 2004, and for the three-month periods ended March 31, 2005 and 2004.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2005

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non-Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

ASSETS
Current Assets
Cash and cash equivalents	$367	$113,518	$7,967	$—	$121,852
Securities pledged to creditors	—	—	—	—	—
Deposits and restricted cash	—	4,798	—	—	4,798
Trade receivables	441	46,620	3,436	—	50,497
Inventories	(431)	22,860	2,587	—	25,016
Other current assets	570	7,499	851	(23)	8,897
Assets of discontinued operations	—	12,293	—	—	12,293
Total Current Assets	947	207,588	14,841	(23)	223,353
Insurance receivable – asbestos litigation	—	—	20,343	—	20,343
Property and equipment, net	—	31,794	1,957	—	33,751
Other assets	12,010	25,593	2,494	(17,138)	22,959
Intercompany receivables	—	160	—	(160)	—
Investment in consolidated subsidiaries	76,806	—	—	(76,806)	—
	$89,763	$265,135	$39,635	$(94,127)	$300,406

LIABILITIES AND SHAREHOLDERS’EQUITY
Current portion of long-term debt	$—	$958	$—	$—	$958
Liabilities of discontinued operations	—	14,527	—	—	14,527
Other current liabilities	5,184	43,155	3,808	(5,127)	47,020
Long-term debt	120,000	1,688	—	—	121,688
Reserve for asbestos litigation	—	—	31,852	—	31,852
Other long-term liabilities	2,060	44,260	11,986	(17,298)	41,008
Intercompany (receivables) payables	(66,699)	61,546	25	5,128	—
Shareholders’ equity	29,218	99,001	(8,036)	(76,830)	43,353
	$89,763	$265,135	$39,635	$(94,127)	$300,406

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2004

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$129	$72,269	$8,281	$—	$80,679
Securities pledged to creditors	124,626	—	—	—	124,626
Deposits and restricted cash	25,000	8,845	—	—	33,845
Trade receivables, net	17	44,152	2,489	—	46,658
Inventories	—	31,957	2,682	—	34,639
Other current assets	3,295	8,283	909	(22)	12,465
Assets of discontinued operations	—	13,545	—	—	13,545
Total current assets	153,067	179,051	14,361	(22)	346,457
Insurance receivable - asbestos litigation	—	—	20,343	—	20,343
Property and equipment, net	—	25,643	2,002	—	27,645
Other assets	12,258	25,844	2,499	(14,718)	25,883
Intercompany receivables	—	141	—	(141)	—
Investment in consolidated subsidiaries	78,050	—	—	(78,050)	—
	$243,375	$230,679	$39,205	$(92,931)	$420,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$958	$—	$—	$958
Payable under securities loan agreement	124,619	—	—	—	124,619
Other current liabilities	5,466	41,179	3,689	(22)	50,312
Liabilities of discontinued operations	—	18,566	—	—	18,566
Total current liabilities	130,085	60,703	3,689	(22)	194,455
Long-term debt	120,000	2,000	—	—	122,000
Reserve for asbestos litigation	—	—	31,852	—	31,852
Other long-term liabilities	2,152	41,253	11,768	(14,718)	40,455
Intercompany (receivables) payables	(40,428)	40,528	41	(141)	—
Shareholders’ equity (deficit)	31,566	86,195	(8,145)	(78,050)	31,566
	$243,375	$230,679	$39,205	$(92,931)	$420,328

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED) - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2005

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

Net sales	$—	$100,157	$7,391	$—	$107,548
Cost of sales	—	76,596	4,909	—	81,505
Gross profit	—	23,561	2,482	—	26,043
Selling and administrative expenses	—	11,346	2,289	—	13,635
Other operating (income) expense - net	(16)	98	88	—	170
Total operating income	16	12,117	105	—	12,238
Non-operating income and (expense):
Interest income	915	98	38	—	1,051
Interest expense	(1,736)	(92)	—	—	(1,828)
Intercompany interest income (expense)	(1)	—	1	—	—
Income from equity investment	—	14	—	—	14
Other income - net	432	7,310	32	—	7,774

	(390)	7,330	71	—	7,011
(Loss) income from continuing operations before income taxes	(374)	19,447	175	—	19,249
(Benefit from) provision for income taxes	(131)	6,688	67	—	6,625
(Loss) income from continuing operations	(243)	12,759	108	—	12,624
Loss from discontinued operations – net of income tax benefit	—	48	—	—	48
Income from investment in subsidiaries	12,915	—	—	(12,915)	—
Net income (loss)	$12,672	$12,807	$108	$(12,915)	$12,672

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED) - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2004

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

Net sales	$—	$74,806	$6,842	$—	$81,648
Cost of sales	—	59,981	4,180	—	64,161
Gross profit	—	14,825	2,662	—	17,487
Selling and administrative expenses	(80)	7,988	2,320	—	10,228
Other operating (income) expense, net	(32)	129	(1)	—	96
Total operating income	112	6,708	343	—	7,163
Non-operating income and (expense):
Interest income	—	50	14	—	64
Interest expense	—	(13)	—	—	(13)
Intercompany interest (expense) income	(354)	357	(3)	—	—
Other (expense) income, net	(3)	87	50	—	134
	(357)	481	61	—	185
(Loss) income from continuing operations before income taxes	(245)	7,189	404	—	7,348
(Benefit from) provision for income taxes	(85)	2,410	301	—	2,626
(Loss) income from continuing operations	(160)	4,779	103	—	4,722
Loss from discontinued operations, net of income tax benefit	—	(475)	—	—	(475)
Income from investment in subsidiaries	4,407	—	—	(4,407)	—
Net income (loss)	$4,247	$4,304	$103	$(4,407)	$4,247

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED) - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

OPERATING ACTIVITIES:
Cash flows from continuing operations	$1,127	$15,690	$(291)	$—	$16,526
Cash flows used in discontinued operations	—	(2,738)	—	—	(2,738)
Net cash provided by (used in) operating activities	1,127	12,952	(291)	—	13,788

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(7,971)	(23)	—	(7,994)
Proceeds from sale of available-for-sale securities	124,619	—	—	—	124,619
Proceeds from sale of property	—	7,555	—	—	7,555
Net cash (used in) provided by investing activities	124,619	(416)	(23)	—	124,180

FINANCING ACTIVITIES:
Repayment of collateral received from securities lending transaction	(124,619)	—	—	—	(124,619)
Repayment of long-term debt	—	(334)	—	—	(334)
Proceeds from exercise of stock options	344	—	—	—	344
Dividends paid	(1,233)	—	—	—	(1,233)
(Increase) decrease in deposits and restricted cash	25,000	4,047	—	—	29,047
Intercompany	(25,000)	25,000	—	—	—
Net cash (used in) provided by financing activities	(125,508)	28,713	—	—	(96,795)
(Decrease) increase in cash and cash equivalents	238	41,249	(314)	—	41,173
Cash and cash equivalents at beginning of year	129	72,269	8,281	—	80,679
Cash and cash equivalents at end of period	$367	$113,518	$7,967	$—	$121,852

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED) - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

OPERATING ACTIVITIES:
Cash flows from continuing operations	$2,183	$5,592	$566	$—	$8,341
Cash flows provided by discontinued operations	—	584	—	—	584
Net cash provided by operating activities	2,183	6,176	566	—	8,925

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(618)	(43)	—	(661)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,166	—	—	—	1,166
Dividends paid	(1,316)	—	—	—	(1,316)
Purchase of treasury shares	(7,141)	—	—	—	(7,141)
Intercompany	5,795	(5,668)	(127)	—	—

Net cash used in financing activities	(1,496)	(5,668)	(127)	—	(7,291)
Increase (decrease) in cash and cash equivalents	687	(110)	396	—	973
Cash and cash equivalents at beginning of year	648	17,482	6,008	—	24,138
Cash and cash equivalents at end of period	$1,335	$17,372	$6,404	$—	$25,111

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements which include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards.  These forward-looking statements are subject to risks and uncertainties, which could cause the actual results or performance of United Industrial Corporation (“United Industrial”) and its subsidiaries (collectively, the “Company”) to differ materially from those expressed or implied in such statements.  These risks and uncertainties include, but are not limited to, the following:

•                  the Company’s successful execution of internal performance plans;

•                  performance issues with key suppliers, subcontractors and business partners;

•                  the ability to negotiate financing arrangements with lenders;

•                  the outcome of current and future litigation, proceedings and investigations;

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

•                  changing priorities or reductions in the U.S. Government’s defense budget;

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

These statements speak only as to the date when they are made.  The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.  See “Risk Factors” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for important factors that could cause the Company’s actual results to differ materially from those suggested by the Company’s forward-looking statements contained in this Quarterly Report on Form 10-Q.

Management Overview

United Industrial Corporation (“United Industrial”) and its subsidiaries (collectively, the “Company”) design, develop, manufacture and support defense systems and training and test systems.  The Company is committed to creating innovative solutions, disciplined program management and continuous operational improvements.  Its products and services include unmanned aerial vehicle (“UAV”) systems, training and simulation systems, automated aircraft test and maintenance equipment, armament systems, logistical and engineering services, and other leading-edge technology solutions for defense needs.  The company also manufactures combustion equipment for biomass and refuse fuels.

The continuing operations of the Company consist of two business segments: Defense and Energy.  Costs related to the continuing operations that are not identified with the two business segments are grouped under the heading Other.  The operations of the Defense and Energy segments are conducted principally through two wholly-owned subsidiaries, AAI Corporation and its subsidiaries (“AAI”) and Detroit Stoker Company (“Detroit Stoker”), respectively.  The following information primarily relates to the continuing operations of the Company and its consolidated subsidiaries.  The Company has a transportation operation that is accounted for as discontinued operations, and is discussed separately in the information that follows.

The Company’s net sales increased to $107,548,000 the first quarter of 2005 from $81,648,000 in the first quarter of 2004.  In addition, the Company continued to focus on its core Defense segment, which accounted for approximately 93.1% and 91.6% of total consolidated net sales from continuing operations during the first quarter of 2005 and 2004, respectively.  In the first quarter of 2005, the Defense segment reported a 33.9% increase in net sales compared to the corresponding quarter in the prior year primarily due to a higher level of production of and support for the Shadow Tactical UAV (“TUAV”) systems for the U.S. Army, and sales related to activities on the Biological Detection Systems program that was awarded in the third quarter of 2004.

The Company’s income from continuing operations increased to $12,624,000 in the first quarter of 2005 from $4,722,000  in the first quarter of 2004.  This increase includes a $7,152,000 pre-tax gain from the sale of property partially offset by higher pre-tax net interest charges of $828,000 primarily related to the issuance of the $120,000,000 3.75% Convertible Senior Notes in September 2004, and $411,000 of pre-tax charges related to the Company’s restructuring activities for the Defense segment’s fluid test systems product area and Detroit Stoker.

Gain on Sale of Property

In January 2005, the Company sold approximately 26 acres of undeveloped property adjacent to its Hunt Valley, Maryland facility for $8,105,000, which yielded proceeds of $7,555,000, net of selling expenses and closing costs.  The Company recognized a pre-tax gain on the sale of this property in the first quarter of 2005 of approximately $7,152,000.  On March 4, the Company purchased a new facility for $5,085,000 in South Carolina for AAI Services Corporation (“AAI Services”), a wholly-owned subsidiary of AAI, to support the growth in their operations.  The remaining net proceeds are being held in an account owned by a qualified intermediary and will be used for improvements to the facility.  As a result, the Company expects that it will be able to defer paying the income tax obligation incurred in connection with the gain on the sale of the property in Hunt Valley, in accordance with Section 1031(b) of the Internal Revenue Code.

Restructuring Activities

During the fourth quarter of 2004, the Company’s management developed plans to maximize efficiencies by streamlining certain of its operations, in accordance with the Company’s previously disclosed strategic initiatives.  The Company began reorganizing the operations of the fluid test systems product area in the Defense segment in order to realize certain operating efficiencies.  These activities are expected to result in total cash charges of approximately $3,000,000, of which approximately $600,000 was expensed and $200,000 was paid in 2004.  In the first quarter of 2005, an additional $330,000 was expensed and $637,000 was paid.  The remaining expenses of approximately $2,100,000 and cash charges of approximately $2,200,000 are expected to be recognized in and paid by the Defense segment’s operations during the remainder of 2005 as the obligations are incurred.

Additionally, as a result of the planned reduction in its work force, Detroit Stoker recognized a curtailment charge of approximately $1,959,000 to accelerate the amortization of prior service cost and recognize enhanced benefits for one of its pension benefit plans in the fourth quarter of 2004.  In the first quarter of 2005, Detroit Stoker eliminated the employees contemplated under this plan.  Most of the manufacturing operations previously performed at Detroit Stoker’s facilities  are expected to be outsourced to lower-cost producers.  As a result of the reduction in Detroit Stoker’s workforce, the company recognized severance charges in the Energy segment of approximately $44,000 in the first quarter of 2005.  The company also recognized $37,000 in facility relocation cost in the first quarter of 2005.  Other costs associated with Detroit Stoker’s restructuring plan will be paid and charged to operations in 2005 as the liabilities are incurred, which are estimated to be approximately $700,000.

Definitive Agreement to Acquire ESL

On April 4, 2005, the Company acquired ESL Defence Limited (“ESL”), an electronic warfare (“EW”) systems company based in the United Kingdom.  The purchase price was approximately $10,000,000 in cash.  ESL is a world market leader in the design and production of electro-optic (“EO”) test and simulation products for use on flight lines and in aircraft maintenance facilities. The simulators are used to assess the operational readiness of sophisticated missile warning and countermeasures self-protection systems used on military aircraft. ESL’s EO simulators are also used at military test, evaluation, and training ranges to evaluate the effectiveness of new self-protection systems and to train pilots for combat readiness.  In addition, ESL specializes in EW related research, study, and in-service support activity for U.K. government agencies and prime contractors both in the United Kingdom and in the United States.

Results of Operations

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and the discussion included in its Annual Report on Form 10-K for the year ended December 31, 2004.

Overview of Consolidated Results

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2005	2004	$	%

Net sales	$107,548	$81,648	$25,900	31.7%
Gross profit	26,043	17,487	8,556	48.9%
Selling and administrative expenses	13,635	10,228	3,407	33.3%
Non-operating income	7,011	185	6,826	3,689.7%
Income from continuing operations, net of income taxes	12,624	4,722	7,902	167.3%

The Company’s net sales increased 31.7% for the three months ended March 31, 2005 compared to 2004, including  $25,351,000 and $549,000 higher net sales for the Defense and Energy segments, respectively.  The increase in net sales for the Defense segment was primarily due to a greater level of production of and support for Shadow Tactical Unmanned Aerial Vehicle (“TUAV”) systems, including approximately $13,522,000 higher net sales generated as the result of providing support and logistical services for delivered TUAV systems, including deployed systems in Operation Iraqi Freedom.  Approximately $5,064,000 higher sales volume from the Biological Detection Systems program awarded in the third quarter 2004, also contributed to the increase in net sales for the Defense segment in 2005.

The gross margin percentage for continuing operations increased to 24.2% in the first quarter of 2005 from 21.4% during the same period in 2004.

In line with the increase in sales, selling and administrative expenses increased to $13,635,000 or 12.7% of sales in the first quarter of 2005 compared to $10,228,000 or 12.5% of sales in the first quarter of 2004.  The $3,407,000 increase was primarily due to increased research and development expenses and bid and proposal costs.

The increase in non-operating income is primarily due to the $7,152,000 pre-tax gain on the sale of the Hunt Valley property, as discussed under “Gain on Sale of Property” in the “Management Overview” section above, partially offset by $828,000 higher interest expense, net of interest income.  The Company’s interest charges in the first quarter of 2005 included approximately $1,370,000  related to its $120,000,000 3.75% Convertible Senior Notes issued in September 2004.

The increase in income from continuing operations in 2005 compared to 2004 was primarily due to the increase in net sales and the recognition of $7,152,000 of pre-tax profit due to the sale of the Hunt Valley property.  These favorable items were partially offset by higher selling and administrative expenses primarily for the Defense segment and higher interest expense as the result of the issuance of the $120,000,000 3.75% Convertible Senior Notes on September 15, 2004.

Segment Results

Defense Segment

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2005	2004	$	%

Net sales	$100,157	$74,806	$25,351	33.9%
Gross profit	23,561	14,825	8,736	58.9%
Selling and administrative expenses	11,346	7,988	3,358	42.0%
Income before income taxes	19,447	7,189	12,258	170.5%

The increase in net sales for the Defense segment was primarily due to a greater level of production of and support for TUAV systems, including approximately $13,522,000 higher net sales generated as the result of providing support and logistical services for delivered TUAV systems, including deployed systems in Operation Iraqi Freedom.  Approximately $5,064,000 sales volume for the Biological Detection Systems program, awarded in the third quarter of 2004, also contributed to the increase in net sales for the Defense segment in 2005.

The Defense segment gross margin percentage was 23.5% in the first quarter of 2005 and 19.8% during the first quarter of 2004. The increase was primarily attributable to production efficiencies and the favorable resolution of technical risks in the execution of both the TUAV and Joint Service Electronic Combat System Tester programs. The Biological Detection Systems program volume also contributed to the increase in gross profit.

Selling and administrative expenses in the Defense segment increased to $11.4 million or 11.3% of sales in the first quarter of 2005 compared to $8.0 million or 10.7% of sales in the first quarter of 2004. The $3.4 million increase was primarily due to higher research and development expenses, and bid and proposal costs.

The increase in income from continuing operations in 2005 compared to 2004 includes the recognition of $7,152,000 of pre-tax gain due to the sale of the Hunt Valley property.

Energy Segment

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

	Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2005	2004	$	%

Net sales	$7,391	$6,842	$549	8.0%
Gross profit	2,482	2,662	(180)	(6.8)%
Selling and administrative expenses	2,289	2,320	(31)	(1.3)%
Income before income taxes	175	404	(229)	(56.7)%

The increase in net sales for the Energy segment was primarily due to higher demand for stokers and related combustion equipment as steam producers are increasingly looking for alternative fuel sources in response to the high and volatile energy prices experienced recently, especially for oil and natural gas.

The Energy segment gross margin percentage was 33.6% in the first quarter of 2005 and 38.9% during the first quarter of 2004. The decrease was primarily attributable to restructuring activities and higher raw material prices.

Selling and administrative expenses for the Energy segment were essentially unchanged in the first quarter of 2005 compared to the first quarter of 2004.

Discontinued Transportation Operations

Income from the Company’s discontinued operations for the first quarter of 2005 was $48,000, compared to a loss of ($475,000), in the first quarter of 2004.  During the first quarter of 2005, Electric Transit, Inc. (“ETI”), an entity owned 35% by AAI and 65% by Skoda a.s. (“Skoda”), a Czech company, sold its remaining inventory of spare parts and was able to favorably resolve certain operational challenges associated with its last remaining program.  AAI recorded 100%, or approximately $533,000, net of tax, of ETI’s results due to the recording of 100% of ETI’s losses in recent prior years.  Offsetting this income was approximately $485,000, net of tax, of general and administrative expenses consisting primarily of professional fees related to a certain litigation matter involving a recovery claim initiated by the Company.

The ability of ETI to satisfy its remaining obligations under its one remaining production contract is, in part, dependent on the performance of other parties, including AAI, the Skoda operating affiliates and other subcontractors. Thus, the ability to timely perform under the remaining contract is, to a significant extent, outside of ETI’s control. Skoda’s operating affiliates have continued to deliver products and services under their subcontracts with ETI through March 2005. Following Skoda’s bankruptcy declaration in 2001 in the Czech Republic, effective as of 2002, AAI began recording 100%, instead of 35%, of ETI’s losses in accordance with the equity method accounting applicable to minority shareholders.  As a result, AAI recorded $24,879,000 of losses related to ETI during 2003, $2,321,000 of income related to ETI during 2004 and $1,323,000 of income related to ETI in the first quarter of 2005.  Since January 1, 2002, AAI has recorded $47,795,000 of losses related to ETI.  Although AAI has completed performance on its subcontract with ETI on the contract, AAI has continued to provide ETI with personnel and other financial support in order to enable ETI to satisfy certain of its remaining commitments under the contract.

For additional information regarding the discontinued transportation operations, see Note K to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Funded Backlog

(Dollars in thousands)	March 31, 2005	December 31, 2004
Defense segment	$366,028	$380,622
Energy segment	10,174	7,296
Total	$376,202	$387,918

For the three months ended March 31, 2005, the Company’s funded backlog, defined as orders placed for which funds have been appropriated or purchase orders received, decreased $11,716,000 or 3.0%, including a decrease in the Defense segment of $14,594,000 and an increase in the Energy segment of $2,878,000, respectively.  The decrease in funded backlog for the Defense segment was primarily due to the timing of funding by the U.S. Army for the Shadow TUAV full-rate production program, which was fully funded at the end of 2004, when awarded.

The increase in the Energy segment’s funded backlog was primarily due to an increase in orders received during the first quarter of 2005.

Liquidity and Capital Resources

Overview

The Company’s principal source of liquidity is cash on hand and cash generated from operations.  On March 31, 2005, the Company had cash and cash equivalents of $121,852,000.  Effective December 23, 2004, the Company terminated its Loan and Security Agreement dated June 28, 2001, as amended, with Bank of America Business Capital (formerly Fleet Capital Corporation).  The Company is currently negotiating a larger and more flexible credit facility.  However, no assurances can be given as to whether the Company will be able to obtain new financing.

On December 29, 2004, the Company invested $124,619,000 in U.S. treasury bills maturing on February 24, 2005.  The U.S. treasury bills were concurrently loaned to the Company’s broker-dealer in a securities lending transaction in exchange for cash collateral in an amount equal to 100% of the fair value of the securities lent.  The securities lending transaction terminated on February 23, 2005, at which time the Company redeemed the U.S. treasury bills and received approximately $373,000 of interest thereon, repaid the cash collateral to its broker-dealer together with $444,000 of related interest charges, and collected the $25,000,000 deposit plus $86,000 of accrued interest thereon.

As more fully discussed under the subheading “Gain on Sale of Property” in the “Management Overview” section above, in January 2005, the Company sold approximately 26 acres of undeveloped property adjacent to its Hunt Valley, Maryland facility for $8,105,000, which yielded proceeds of $7,555,000, net of selling expenses and closing costs.  The Company reinvested approximately $5,085,000 of the net proceeds from this sale in a new facility in South Carolina for AAI Services to support the growth in their operations.  The remaining net proceeds are being held in an account owned by a qualified intermediary and will be used primarily for improvements to the facility.

In accordance with its strategic initiatives to enhance shareholder value, the Company is continuing to focus its efforts on the profitability and growth of its core Defense product areas, seeking to maximize operating efficiencies, and exploring the sale of non-core assets.

The Company intends to complement its growth strategy for its Defense segment through select acquisitions that broaden its product and service offerings, deepen its capabilities and allow entry into new markets.  Acquisition candidates may include public and private companies and divisions, subsidiaries and product lines of such companies.  On April 4, 2005, the Company acquired ESL Defence Limited, an EW systems company based in the United Kingdom, as more fully discussed in the “Management Overview” section above.

During the fourth quarter of 2003, as part of the Company’s strategy to explore the sale of non-core assets, the Company engaged Imperial Capital, LLC, an investment-banking firm, to act as exclusive financial advisor to assist in exploring strategic alternatives for Detroit Stoker, including a possible sale (the “Transaction”).  The Company and Imperial Capital are continuing to explore potential Transactions involving Detroit Stoker.  From time to time, the Company and potential buyers may (i) have discussions regarding a potential Transaction, (ii) negotiate the preliminary terms of a potential Transaction, and (iii) enter into customary non-binding agreements in order to facilitate any such discussions and negotiations.  No assurances can be given regarding whether a Transaction involving Detroit Stoker will occur or the timing or proceeds from any such Transaction.

Sources and Uses of Cash

The following is a discussion of the Company’s major operating, investing, and financing activities for each of the three-month periods ended March 31, 2005 and 2004.  The financial information presented in the table below is summarized from the Company’s Consolidated Condensed Statements of Cash Flows.

	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Operating activities:

Net cash provided by continuing operations	$16,526	$8,341

Net cash (used in) provided by discontinued operations	(2,738)	584

Net cash provided by operating activities	13,788	8,925

Net cash provided by (used in) investing activities	124,180	(661)

Net cash used in financing activities	(96,795)	(7,291)

Increase in cash and cash equivalents	$41,173	$973

Operating Activities

Net cash provided by continuing operations in the first quarter of 2005 increased $8,185,000 compared to the same period in 2004 primarily due to higher income from continuing operations before non-cash depreciation and other charges.  The favorable changes in operating assets and liabilities in 2005 of $5,316,000 included a decrease in inventory and prepaid expenses and other current assets of $9,623,000 and $3,278,000 respectively, partially offset by an increase in accounts receivable of $3,839,000, due to higher production levels in the Defense segment and the timing of payments, and other net unfavorable changes in operating assets and liabilities of $3,746,000.  Inventory was lower and accounts receivable higher at March 31, 2005 than at the end of 2004 primarily due to the achievement of certain billing milestones that had been delayed in the Defense segment.

Net cash used by the discontinued transportation operations in the period ending March 31, 2005 was primarily related to unreimbursed services rendered to, and other financial support to ETI in connection with the MUNI contract guaranty agreement as discussed in Note K.

Investing Activities

On December 29, 2004, the Company invested $124,619,000 of cash in U.S. treasury bills, which matured on February 24, 2005.  The U.S. treasury bills were concurrently loaned to the Company’s broker-dealer in a securities lending transaction, which is discussed in the “Liquidity Overview” section above.  Cash used for the purchase of property and equipment was $7,994,000, including $5,085,000 for the purchase of a building in South Carolina, and $661,000 in 2005 and 2004, respectively, as discussed under “Capital Expenditures” above.

Net cash provided by investing activities in 2005 included proceeds of $7,555,000 from the sale of certain undeveloped property at the Company’s Hunt Valley, MD corporate headquarters.

Financing Activities

The Company’s financing activities in 2004 used $96,795,000 of cash, including approximately $124,619,000 for the repayment of collateral received from a securities lending transaction of U.S. treasury bills that were sold concurrently.  In connection with this securities lending transaction, which is discussed more fully in the “Liquidity Overview” section above, the Company also received the $25,000,000 refundable deposit from its broker-dealer.  This deposit, together with a decrease of $4,047,000 in collateral the Company was required to post in connection with outstanding letters of credit and a cash management security arrangement with Bank of America Business Capital, is presented as a $29,047,000 decrease in deposits and restricted cash in the accompanying Consolidated Statements of Cash Flows for the period ending March 31, 2005.  Financing activities in 2005 also included $344,000 of cash receipts from the exercise of stock options, $1,233,000 of cash used for the payment of dividends, and $334,000 used for the repayment of long-term debt, primarily related to the financing of AAI’s new Enterprise Resource Planning (“ERP”) System.

Debt and Related Covenants

For a complete description of the Company’s long-term debt, including the terms and conditions of each debt instrument, please see Note 6 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Cash Requirements

Capital Expenditures

The Company expects that capital expenditures in 2005 will be significantly higher than in 2004 primarily due to (i) the purchase of the $5,085,000 new facility in South Carolina, and approximately $3,500,000 of improvements to be made to that facility, (ii) approximately $3,200,000 of enhancements to the Company’s UAV production facilities, including the purchase of new manufacturing equipment, to increase production output and efficiency, and, (iii) $4,800,000 related to the continuing implementation of the Company’s ERP System.

As of March 31, 2005, the Company had no significant commitments for capital expenditures except for the continuing implementation of its new ERP System and improvements to be made to the recently acquired facility in South Carolina.  In addition to the capital assets to be acquired, the Company expects to incur approximately $2,000,000 of expenses related to the implementation of its ERP System, which exclude ongoing annual maintenance fees of approximately $400,000 per year.  As of March 31, 2005, the Company had capitalized a total of approximately $3,809,000 related to the implementation of the ERP System.

Other Cash Requirements

On March 10, 2005, the Company’s Board of Directors authorized a new stock purchase plan for up to $25,000,000.  The timing of the buy-back and the exact number of shares repurchased will depend on market conditions.  As of March 31, 2005, the Company did not make any purchases under this authorization and, accordingly, had $25,000,000 available under the subject authorization for future purchases.

On April 4, 2005, the Company purchased ESL Defence Limited, an electronic warfare systems company, for approximately $10,000,000 in cash.

For the first quarter of 2005, the Company paid a cash dividend of $0.10 per share, or an aggregate amount of $1,230,000.  For the years ended December 31, 2004 and 2003, the Company paid cash dividends of $0.40 per share, or aggregate dividend payments of $5,093,000 and $5,315,000, respectively, and for the year ended December 31, 2002, $0.30 per share or an aggregate of $3,912,000.  The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company’s corporate strategy, future earnings, operations, capital requirements, and the Company’s financial condition and general business conditions.  Should the Company distribute a cash dividend in any quarterly period in excess of $0.10 per share, the conversion rate provided for in the Indenture governing the 3.75% Convertible Senior Notes would be adjusted.  In addition, the Company’s future lenders may impose restrictions on the payment of dividends.

As discussed more fully under “Management Overview” above, during the remainder of 2005 the Company’s management will continue to implement its restructuring plans to reduce costs and streamline operations in the Defense segment’s fluid test systems product area and at Detroit Stoker.  The Company expects that it will continue to incur and pay costs during the remainder of 2005 as these plans are fully implemented, which will primarily be charged to earnings as the related obligations are incurred.  For the reorganization activities in the Defense segment’s fluid test systems product line, the Company estimates that it will incur total cash charges of approximately $3,000,000, of which approximately $600,000 was expensed and $200,000 was paid in 2004.  In the first quarter of 2005, an additional $330,000 was expensed and $637,000 was paid.  The remaining cash charges of approximately $2,200,000 are expected to be charged to the Defense segment’s operations and paid during the remainder of 2005 as the obligations are incurred.  The Company estimates that it will expense and pay a total of approximately $700,000 of costs in 2005 for the restructuring activities at Detroit Stoker, of which $81,000 was expensed and $81,000 was paid in the first quarter of 2005.

The cash required to completely exit the discontinued transportation operation subsequent to March 31, 2005, is expected to be approximately $3,500,000 through 2006, of which $2,500,000 is expected to be paid during the remainder of 2005.  These amounts exclude legal fees expected to be incurred related to claims made by AAI in pursuit of payment under a surety bond (see Note L to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of AAI’s claims).

For additional information regarding the Company’s contingencies, please see the discussion under the heading “Contingent Matters” below.

The Company does not anticipate having to contribute cash to the UIC Retirement Pension Plan, but does expect to contribute $244,000 to the union pension plan in the Energy segment during 2005 of which $37,000 was funded in the first quarter of 2005.  Further, the Company expects to pay other postretirement benefits of approximately $3,093,000 in 2005 of which $838,000 was funded in the first quarter of 2005.

Cash Management

Based on cash on hand and future cash expected to be generated from operations, the Company expects to have sufficient cash to meet its requirements during the next twelve months.

Contingent Matters

Off-Balance Sheet Arrangements

In connection with certain contracts, United Industrial’s operating subsidiaries have committed to certain performance guarantees. The ability to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If United Industrial’s operating subsidiaries are unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company’s results of operations, liquidity or financial position. United Industrial’s operating subsidiaries monitor the progress of their partners and subcontractors, and United Industrial does not believe that the performance of these partners and subcontractors will adversely affect these contracts as of March 31, 2005. No assurances can be given, however, as to the liability of United Industrial’s operating subsidiaries if partners or subcontractors are unable to perform their obligations.

Other Contingent Matters

The Company is involved in various lawsuits and claims, including asbestos-related litigation and environmental matters.  Except as set forth in Note K to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q, there have been no material changes in litigation since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2004.  For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and to Note K to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

There have been no revisions to the Critical Accounting Policies as filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

New Accounting Pronouncements

There have been no revisions to the New Accounting Pronouncements as filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate

On September 15, 2004, the Company issued and sold $120,000,000 of 3.75% Convertible Senior Notes.  Several features contained in the indenture governing the 3.75% Convertible Senior Notes are considered embedded derivative instruments and are being accounted for as derivative instruments separate from the host contract (the 3.75% Convertible Senior Notes). The Company will record gains or losses in its Consolidated Condensed Statements of Operations for changes in the fair value of these embedded derivatives.  The aggregate fair value assigned to these embedded derivatives at December 31, 2004 was approximately $742,000, and was approximately $304,000 at March 31, 2005.  Accordingly, the Company recognized a gain of $438,000 for the three months ended March 31, 2005 as the result of the change in fair value of the embedded derivatives.

Each of the embedded derivatives may result in certain payments to the holders of the 3.75% Convertible Senior Notes.

There has been no material change in the interest rate risk or contingent payment features from December 31, 2004 (see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

Foreign Currency

A portion of the Company’s operations consists of manufacturing and sales activities in foreign jurisdictions, and some of these transactions are denominated in foreign currencies.  As a result, the Company’s financial results could be affected by changes in foreign exchange rates.  To mitigate the effect of changes in these rates, the Company, from time to time, enters into foreign exchange contracts.  There has been no material change in the firmly committed sales exposures and related derivative contracts from December 31, 2004 (see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

Item 4. - Controls and Procedures

(a)                The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2005.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

(b)               There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

Reference is made to the information contained in the section entitled “Contingent Matters” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth above and to Note K to the Consolidated Condensed Financial Statements included herein, which information is incorporated herein by reference.

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

UNITED INDUSTRIAL CORPORATION

Date:	May 9, 2005	By:	/s/ James H. Perry
James H. Perry
Vice President, Chief Financial Officer (as duly authorized officer and principal accounting officer)

INDEX OF EXHIBITS FILED HEREWITH

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Company.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Company.

32.1	Section 1350 Certification of the Chief Executive Officer of the Company.

32.2	Section 1350 Certification of the Chief Financial Officer of the Company.