Form 10-Q
period 2005-06-30
UNITED INDUSTRIAL CORP /DE/
filed 2005-08-05
CIK 101271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
                                                                                                                                                                                Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,682,506 shares of common stock as of July 27, 2005.

UNITED INDUSTRIAL CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets - June 30, 2005 and December 31, 2004

Consolidated Condensed Statements of Operations - Three Months and Six Month Ended June 30, 2005 and 2004

Consolidated Condensed Statements of Cash Flows - Six Months Ended June 30, 2005 and 2004

Notes to Consolidated Condensed Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,912	$80,679
Marketable equity securities	12,835	—
Securities pledged to creditors	—	124,626
Restricted cash	4,799	33,845
Trade receivables, net	61,700	46,658
Inventories	22,958	34,639
Prepaid expenses and other current assets	8,799	12,465
Assets of discontinued operations	12,261	13,545
Total current assets	197,264	346,457
Deferred income taxes	11,529	13,930
Goodwill	5,478	—
Other assets	13,496	11,953
Insurance receivable - asbestos litigation	20,343	20,343
Property and equipment - less accumulated depreciation (2005-$85,321; 2004-$85,762)	36,719	27,645
	$284,829	$420,328
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$970	$958
Payable under securities loan agreement	—	124,619
Accounts payable	21,493	21,664
Accrued employee compensation and taxes	16,769	13,706
Other current liabilities	9,886	14,942
Liabilities of discontinued operations	14,493	18,566
Total current liabilities	63,611	194,455
Long-term debt	121,362	122,000
Postretirement benefit obligation, other than pension, and other long-term liabilities	21,618	22,942
Minimum pension liability	20,028	17,513
Asbestos litigation liability	31,852	31,852
Total liabilities	258,471	388,762
Shareholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 30,000,000 shares authorized; 11,666,306 and 12,291,951 shares outstanding at June 30, 2005 and December 31, 2004, respectively (net of shares in treasury)	14,374	14,374
Additional capital	83,321	84,296
Retained earnings	22,148	3,499
Treasury stock, at cost; 2,707,842 and 2,082,197 shares at June 30, 2005 and December 31, 2004, respectively	(62,814)	(40,019)
Accumulated other comprehensive loss, net of tax	(30,671)	(30,584)
Total shareholders’ equity	26,358	31,566
Total liabilities and shareholder’s equity	$284,829	$420,328

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$119,928	$109,560	$227,476	$191,208
Cost of sales	89,643	81,510	171,148	145,671
Gross profit	30,285	28,050	56,328	45,537
Selling and administrative expenses	17,315	11,970	30,950	22,198
Other operating expenses, net	354	90	524	186
Operating income	12,616	15,990	24,854	23,153
Non-operating income and (expense):
Interest income	698	66	1,749	130
Interest expense	(1,390)	(13)	(3,218)	(26)
Gain on sale of property	—	—	7,152	—
Equity in net income of joint venture	38	45	52	60
Other income (loss), net	215	(31)	837	88
	(439)	67	6,572	252
Income from continuing operations before income taxes	12,177	16,057	31,426	23,405
Provision for income taxes	3,876	5,734	10,501	8,360
Income from continuing operations	8,301	10,323	20,925	15,045
Income (loss) from discontinued operations, net of income tax benefit of $123 and income tax provision of $406 for the three and six months ended June 30, 2005 and tax benefit of $102 and $358 for the three and six months ended June 30, 2004, respectively	145	(190)	193	(665)
Net income	$8,446	$10,133	$21,118	$14,380

Basic earnings per share:
Income from continuing operations	$0.69	$0.80	$1.72	$1.15
Income (loss) from discontinued operations	0.01	(0.01)	0.01	(0.05)
Net income	$0.70	$0.79	$1.73	$1.10
Diluted earnings per share:
Income from continuing operations	$0.60	$0.78	$1.44	$1.13
Income (loss) from discontinued operations	0.01	(0.01)	0.01	(0.05)
Net income	$0.61	$0.77	$1.45	$1.08

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,118	$14,380
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(193)	665
Depreciation and amortization	4,010	2,762
Gain on sale of property	(7,152)	—
Pension expense	2,515	1,923
Deferred income taxes	2,816	934
Income from equity investment in joint venture	(52)	(60)
Changes in operating assets and liabilities:
Increase in trade receivables	(12,670)	(7,260)
Decrease (increase) in inventories	12,362	(14,001)
Decrease (increase) in prepaid expenses and other current assets	2,846	(1,776)
(Decrease) increase in customer advances	(4,011)	675
Increase in accounts payable, accruals and other current liabilities	130	17,677
Decrease in long-term liabilities	(1,324)	(350)
Other – net	857	39
Net cash provided by operating activities from continuing operations	21,252	15,608
Net cash used in discontinued operations	(2,596)	(1,219)
Net cash provided by operating activities	18,656	14,389
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,591)	(3,482)
Proceeds from sale of available-for-sale securities	124,626	—
Purchase of marketable equity securities	(12,684)	—
Business acquisition, net of cash acquired	(9,883)	—
Proceeds from sale of property	7,555	—
Net cash provided by (used in) investing activities	97,023	(3,482)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(638)	—
Repayment of collateral received from securities lending transaction	(124,619)	—
Decrease in restricted cash	29,046	—
Proceeds from exercise of stock options	1,208	2,862
Dividends paid	(2,465)	(2,609)
Purchase of treasury shares	(24,978)	(10,486)
Net cash used in financing activities	(122,446)	(10,233)
(Decrease) increase in cash and cash equivalents	(6,767)	674
Cash and cash equivalents at beginning of year	80,679	24,138
Cash and cash equivalents at end of period	$73,912	$24,812

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation and Nature of Operations

The accompanying unaudited Consolidated Condensed Financial Statements of United Industrial Corporation (“United Industrial”) and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the
United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company conducts a significant amount of business with the U.S. Government. No single customer other than the U.S. Government accounted for ten percent or more of consolidated net sales in any year.

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

Note B - Segment Information - Continuing Operations

The Company has two reportable segments: Defense and Energy.  The operations of the Defense and Energy segments are conducted principally through two wholly-owned subsidiaries, AAI Corporation and its subsidiaries (“AAI”) and Detroit Stoker Company (“Detroit Stoker”), respectively. The Company measures its segment performance based on income (loss) before income taxes. Costs related to the continuing operations that are not identified with the two business segments primarily relate to financing costs and are grouped under the heading Other.  The Company has a transportation operation that is accounted for as discontinued operations in the accompanying Consolidated Condensed Financial Statements.

(Dollars in thousands)	Defense	Energy	Other	Totals
Three Months Ended June 30, 2005
Net sales	$111,614	$8,314	$—	$119,928
Gross profit	27,176	3,109	—	30,285
Income from equity investment in joint venture	38	—	—	38
Interest income (expense), net	110	49	(851)	(692)
Depreciation and amortization expense	1,991	75	—	2,066
Income (loss) before income taxes	12,212	915	(950)	12,177

Six Months Ended June 30, 2005
Net sales	$211,771	$15,705	$—	$227,476
Gross profit	50,737	5,591	—	56,328
Income from equity investment in joint venture	52	—	—	52
Interest income (expense), net	116	87	(1,672)	(1,469)
Depreciation and amortization expense	3,860	150	—	4,010
Income (loss) before income taxes	31,659	1,090	(1,323)	31,426

Three Months Ended June 30, 2004
Net sales	$101,561	$7,999	$—	$109,560
Gross profit	24,999	3,051	—	28,050
Income from equity investment in joint venture	45	—	—	45
Interest income (expense), net	39	14	—	53
Depreciation and amortization expense	1,351	87	—	1,438
Income (loss) before income taxes	15,046	1,059	(48)	16,057

Six Months Ended June 30, 2004
Net sales	$176,367	$14,841	$—	$191,208
Gross profit	39,824	5,713	—	45,537
Income from equity investment in joint venture	60	—	—	60
Interest Income (expense), net	76	28	—	104
Depreciation and amortization expense	2,590	172	—	2,762
Income (loss) before income taxes	22,235	1,463	(293)	23,405

Note C - Earnings Per Share

Basic earnings per share for all periods presented was computed by dividing net earnings for the respective period by the weighted-average number of shares of the Company’s par value $1.00 per share common stock (“Common Stock”) outstanding during the period.  Diluted earnings per share was computed by dividing (i) net earnings during the period, adjusted in 2005 to add back the after-tax interest charges incurred on the Company’s $120,000,000 aggregate principal amount of 3.75% convertible senior notes due September 15, 2024, by (ii) the weighted-average number of shares of Common Stock outstanding during the period, adjusted to add the weighted-average number of potential dilutive common shares that would have been outstanding upon the assumed exercise of stock options and conversion of the 3.75% Convertible Senior Notes for Common Stock.

Options to purchase 189,000 shares of the Company’s Common Stock for the three and six months ended June 30, 2005 and options to purchase 30,000 shares of the Company’s Common Stock for the three and six months ended June 30, 2004 were not included in the computation of diluted earnings per share because the options’ exercise price was in excess of the average market price of the Common Stock during the period and therefore would be anti-dilutive.  The 189,000 options, which were granted during 2005 and expire five years from the grant date, were outstanding at June 30, 2005.  The 30,000 options, which were granted during 2004 and expire five years from the grant date, were outstanding at June 30, 2004.

Basic and diluted earnings per share amounts were computed as follows:

	Three Months Ended June 30,
	2005			2004
(Dollars in thousands, except per share data)	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic Earnings Per Share
Income from continuing operations	$8,301	12,077,612	$0.69	$10,323	12,929,104	$0.80

Effect of Dilutive Securities
Stock Options	—	410,267		—	332,575
3.75% Convertible Senior Notes	989	3,058,356		—	—
Diluted Earnings Per Share
Income from continuing operations	$9,290	15,546,235	$0.60	$10,323	13,261,679	$0.78

	Six Months Ended June 30,
	2005			2004
(Dollars in thousands, except per share data)	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic Earnings Per Share
Income from continuing operations	$20,925	12,196,224	$1.72	$15,045	13,032,784	$1.15

Effect of Dilutive Securities
Stock Options	—	426,328		—	301,440
3.75% Convertible Senior Notes	1,596	3,058,356		—	—
Diluted Earnings Per Share
Income from continuing operations	$22,521	15,680,908	$1.44	$15,045	13,334,224	$1.13

Note D - Stock-Based Compensation

For each of the three and six month periods ended June 30, 2005 and 2004, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related implementation guidance, whereby compensation cost for stock options is recognized in earnings based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock.  Had compensation cost been determined consistent with the fair value method set forth under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), for all awards under the plans, income and earnings per share from continuing operations would have decreased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Income from continuing operations:
As reported	$8,301	$10,323	$20,925	$15,045
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of tax	(259)	(156)	(467)	(252)
Pro forma	$8,042	$10,167	$20,458	$14,793
Earnings per share from continuing operations:
As reported:
Basic	$0.69	$0.80	$1.72	$1.15
Diluted	0.60	0.78	1.44	1.13
Pro forma:
Basic	$0.67	$0.79	$1.68	$1.14
Diluted	0.58	0.77	1.41	1.11

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaced SFAS No. 123 and superseded SFAS No. 148 and APB No. 25 and its related implementation guidance.  SFAS No. 123R requires entities to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  SFAS No. 123R is effective for the Company as of the interim period that begins January 1, 2006. The Company continues to evaluate which transition method it will select.

Note E – Marketable Equity Securities

Available-for-sale securities are recorded at fair value.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.  Marketable equity securities at June 30, 2005, represent common stock of one entity.  An unrealized gain of $151,000 was recorded in other comprehensive income at June 30, 2005.

Note F - Supplemental Balance Sheet and Cash Flow Information

Inventories consisted of the following components:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Finished goods and work-in-process	$20,954	$33,384
Materials and supplies	2,004	1,255
Total inventories	$22,958	$34,639

Other assets consisted of the following components:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Intangibles, net	$6,263	$4,060
Debt issuance costs, net	4,129	4,620
Investment in joint venture	1,668	1,616
Other	1,436	1,657
Total other assets	$13,496	$11,953

Other current liabilities consisted of the following components:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Customer advances	$1,565	$5,576
Reserve for contract losses	1,740	1,680
Accrued interest expense	1,349	1,364
Accrued liabilities	3,999	2,864
Other	1,233	3,458
Total other current liabilities	$9,886	$14,942

Cash paid for Federal income taxes during the six months ended June 30, 2005 and 2004 was $ 6,500,000 and $3,580,000, respectively.  Cash paid for interest during the six months ended June 30, 2005 and 2004 was $2,286,000 and $ 26,000, respectively.

Note G – Secured Borrowing

On December 29, 2004, the Company purchased $125,000,000 aggregate principal amount at maturity of U.S. treasury bills for $124,619,000, which matured on February 24, 2005.  The Company classified this investment as available-for-sale, which required it to be reported at estimated fair value, with unrealized gains and losses, net of tax, reported as a separate component of Accumulated Other Comprehensive Loss in Shareholders’ Equity until realized.  Concurrently with the purchase of the U.S. treasury bills on December 29, 2004, the Company entered into a securities lending transaction with its broker-dealer, which matured on February 23, 2005 and was accounted for as a secured borrowing.  In exchange for lending the U.S. treasury bills to its broker-dealer, the Company received cash collateral from its broker-dealer in an amount equal to 100% of the fair value of the securities loaned, net of a $25,000,000 refundable deposit that remained at its broker-dealer in a segregated, interest-bearing account.  At maturity on February 23, 2005, the Company repaid the cash collateral received, together with approximately $444,000 of related interest charges.  Also at maturity, the Company collected its $25,000,000 refundable deposit, together with approximately $86,000 of related interest income earned.  During the first quarter of 2005, the Company realized a $7,500 loss on this investment, excluding approximately $373,000 of interest income received.

Note H - Pension and Other Postretirement Benefits

The following table provides the components of net periodic pension benefit cost for the three and six months ended June 30, 2005 and 2004:

	Pension Benefits Three Months Ended June 30,		Pension Benefits Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Service cost	$809	$751	$1,618	$1,500
Interest cost	2,579	2,571	5,158	5,143
Expected return on plan assets	(3,209)	(3,157)	(6,419)	(6,314)
Net amortization and deferral:
Amortization of prior service cost	69	45	138	90
Amortization of actuarial loss	1,054	846	2,108	1,687

Net periodic pension benefit cost	$1,302	$1,056	$2,603	$2,106

The following table provides the components of other postretirement benefit cost for the three and six months ended June 30, 2005 and 2004:

	Other Postretirement Benefits Three Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Service cost	$48	$48	$95	$93
Interest cost	297	312	593	625
Net amortization and deferral:
Amortization of prior service cost	(5)	(10)	(9)	(20)
Amortization of actuarial loss (gain)	3	(21)	6	(41)

Other post retirement benefit cost	$343	$329	$685	$657

The following table provides the Company’s contributions to and benefits paid under pension and other postretirement benefit plans:

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Expected fiscal year contributions reported at the end of the prior year:
Employer	$244	$259	$3,007	$2,572
Employee	—	—	—	172
	244	259	3,007	2,744

Actual contributions made in the current year	88	37	1,844	1,372
Remaining contributions expected to be made in the current year	156	222	1,504	1,372
Total expected current year contributions	244	259	3,348	2,744
Difference from expectations at end of the prior year	$—	$—	$341	$—

Effective July 1, 2004, the Company adopted FSP No. FAS 106-2 and includes the effects of the Medicare Act of 2003 in its measurement of net periodic postretirement benefit cost and accumulated postretirement benefit obligations (“APBO”).

Note I - Other Operating Expenses, Net and Other Non-Operating Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Other operating expenses, net
Amortization of intangible assets	$55	$56	$110	$111
Amortization of facility consolidation costs	47	73	89	146
Amortization of deferred compensation liability	(16)	(24)	(32)	(56)
Asbestos litigation expense	124	—	214	—
Other income (expense), net	144	(15)	143	(15)
Total other operating expenses, net	$354	$90	$524	$186

Other non-operating income, net
Royalties and commissions	$—	$19	$18	$56
Rental income	16	14	30	28
(Loss) gain from change in fair value of embedded derivatives underlying long-term debt	(137)	—	301	—
Other income (expense), net	336	(64)	488	4
Total other income (expense), net	$215	$(31)	$837	$88

Note J - Comprehensive Income

The following table sets forth the components of other comprehensive income and total comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Net income	$8,446	$10,133	$21,118	$14,380
Other comprehensive income, net of tax:
Minimum pension liability, Net of tax of $627 in 2004	—	627	—	627
Unrealized gain on marketable securities	151	—	155	—
Loss on foreign currency translation	(242)	—	(242)	—
Total comprehensive income	$8,355	$10,760	$21,031	$15,007

Note K – Acquisitions

On April 4, 2005, the Company acquired ESL Defence Limited (“ESL”), an electronic warfare systems company based in the
United Kingdom.  The purchase price was $10,515,000 in cash.  The operating results of ESL have been included in the consolidated financial statements of the Company since April 4, 2005.  The purchase price of this business has been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as Goodwill.  The estimates related to the acquisition are still preliminary at June 30, 2005. The Company is awaiting the completion of the identification and valuation of intangible assets acquired.  On April 4, 2005, the Goodwill and intangible assets were recorded at $5,684,124 and $2,486,370, estimated respectively of the purchase price.  The Company expects these analyses to be completed by December 2005.

The following table summarizes the estimated fair value of the assets and liabilities assumed at April 4, 2005.

(Dollars in thousands)	At April 4, 2005

Cash and equivalents	$479
Current assets	3,054
Property and equipment	384
Intangible assets	2,486
Goodwill	5,684
Total assets acquired	12,087

Current liabilities	1,724
Total liabilities assumed	1,724
Net assets acquired	$10,363

The acquired intangible assets, all of which are being amortized and relate primarily to contract related intangibles have an estimated weighted average useful life of approximately seven years.  The goodwill is expected to be fully deductible for U.S. tax purposes. Aggregate amortization expense for amortizing intangible assets was $87,329 at June 30, 2005.  Estimated amortization expense for the next five years is $258,691 in 2005, $342,724 in 2006, $342,724 in 2007, $342,724, in 2008, and $342,724 in 2009.  This acquisition is not considered to be material, therefore, pro-forma information is not presented.

Note L - Discontinued Operations

Assets and liabilities of the discontinued transportation operations, which have been reclassified to Assets of discontinued operations and Liabilities of discontinued operations and summarized in the accompanying Consolidated Condensed Balance Sheets, respectively, were as follows:

(Dollars in thousands)	June 30, 2005	December 31 2004
Current assets:
Trade receivables from affiliate	$39,322	$39,322
Less allowances	(39,322)	(39,322)
Prepaid expenses and other current assets	51	51
Deferred taxes	12,210	13,494
Other receivables from affiliate	12,793	11,278
Less allowances	(12,793)	(11,278)
Total current assets	$12,261	$13,545
Current liabilities:
Accounts payable	$407	$937
Accrued employee compensation and taxes	129	164
Other current liabilities	11,270	11,270
Accrual for contract losses	2,687	6,164
Other	—	31
Total current liabilities	$14,493	$18,566

Summary results of the transportation operations, which have been classified separately as discontinued operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Revenue	$—	$—	$—	$—
Income (loss) before income taxes	22	(292)	599	(1,023)
(Provision for) benefit from income taxes	123	102	(406)	358
Income (loss) from discontinued transportation operations, net of income taxes	$145	$(190)	$193	$(665)

	Six Months Ended June 30,
(Dollars in thousands)	2005	2004
Net cash provided by (used in) discontinued operations:
Net income (loss)	$193	$(665)
Changes in operating assets and liabilities	(565)	(353)
Increase in deferred income taxes	1,284	316
Decrease in accrual for contract losses and other	(3,508)	(517)
Net cash used in discontinued transportation operations	$(2,596)	$(1,219)

Note M - Commitments and Contingencies

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

Cases involving United Industrial and Detroit Stoker typically name 80 to 120 defendants, although some cases have as few as 6 and as many as 250 defendants. As of this date, United Industrial and Detroit Stoker have not gone to trial with respect to any asbestos-related personal injury claims, although there is no assurance that trials may not occur in the future. Accordingly, as of this date, neither United Industrial nor Detroit Stoker have been required to pay any punitive damage awards, although there can be no assurance this might not occur in the future. In addition, as of this date, some previously pending claims have been settled or dismissed (with or without prejudice).  There is no assurance, however, that dismissals and settlements will occur at the same rate, if at all, or that claims that have been dismissed without prejudice will not be re-filed.

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

United Industrial’s counsel retained a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for claims, such as costs incurred in connection with asbestos-related injury claims. In 2002, that firm worked with United Industrial to project the insurance coverage of United Industrial and Detroit Stoker for asbestos-related claims. The insurance consultant’s conclusions were based primarily on a review of United Industrial’s and Detroit Stoker’s coverage history, application of reasonable assumptions on the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of the insurance carriers, and the experience of and a review of the report of the asbestos liability consultant described below. The insurance consultant also considered the Participation Agreement.

Based on the assumptions employed by and the report prepared by the insurance consultant, other variables, and the report prepared by the asbestos liability consultant, which is discussed below, the Company recorded an estimated insurance recovery as of December 31, 2002, of $20,343,000 reflecting the estimate determined to be probable of being available to mitigate United Industrial’s and Detroit Stoker’s potential asbestos liability through 2012.  The Company continuously evaluates this insurance receivable and believes it is appropriately valued at June 30, 2005.

Quantitative Claims Information

As of June 30, 2005, United Industrial and/or Detroit Stoker were named in asbestos litigation pending in Arkansas, California, Louisiana, Michigan, Minnesota, Mississippi, New Jersey, New York and North Dakota. As of June 30, 2005, there were approximately 13,750 pending claims, compared to approximately 21,123 pending claims as of December 31, 2004 and approximately 20,485 pending claims as of June 30, 2004.  During 2004, Detroit Stoker was named as a defendant in two cases in Arkansas alleging personal injuries to one and approximately 199 plaintiffs, respectively, as a result of silica and/or refractory ceramic fiber exposure in addition to asbestos exposure.  The pleadings in these two cases name approximately 32 and 68 defendants, respectively, and include no allegations specific to Detroit Stoker.  Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate from period to period. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought. In addition, the direct asbestos-related expenses of United Industrial and Detroit Stoker for defense and indemnity for the past five years were not material.

A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi beginning in 2002 and extended through mid-year 2003. Management believes this peak in the volume of claims in Mississippi was due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective at the end of 2002 and which resulted in a large number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.

In 2002, United Industrial’s counsel engaged a consulting firm with expertise in the field of evaluating asbestos bodily-injury claims to assist United Industrial in projecting the future asbestos-related liabilities and defense costs of United Industrial and Detroit Stoker. The methodology used by this asbestos liability consultant to project future asbestos-related costs is based primarily on estimates of the labor force exposed to asbestos in United Industrial’s and Detroit Stoker’s products, epidemiological modeling of asbestos-related disease manifestation, and estimates of claim filings and settlement and defense costs that may occur in the future. Using this information, the asbestos liability consultant estimated the number of future claims that would be filed, as well as the related costs that would be incurred in resolving those claims. United Industrial’s and Detroit Stoker’s claims history prior to 2002 was not a significant variable in developing the estimates because such history was not significant as compared to the number of claims filed in 2002.

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

Based on the assumptions employed by and the report prepared by the asbestos liability consultant and other variables, the Company recorded an undiscounted liability for its best estimate of bodily injury liabilities for asbestos-related matters in the amount of $31,852,000 as of December 31, 2002, including damages and defense costs.

Given the inherent uncertainty in making future projections and that United Industrial and Detroit Stoker periodically receive potentially material new information from claimants and their counsel that relates to the factual basis of their asserted and unasserted claims, United Industrial and Detroit Stoker plans on a periodic basis, to have either (1) the key assumptions used in projecting the future asbestos-related liabilities and defense costs of United Industrial and Detroit Stoker validated or (2) the projections of current and future asbestos claims re-examined, and United Industrial and Detroit Stoker will update them if needed based on the experience of United Industrial and Detroit Stoker and other relevant factors, such as changes in the tort system and the resolution of bankruptcies of various asbestos defendants.

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

The Company’s asbestos liability was $31,852,000 and $31,437,000 at June 30, 2005 and 2004, respectively, and its insurance receivables for asbestos-related liabilities were $20,343,000 and $20,256,000 at June 30, 2005 and 2004, respectively.  These figures reflect the Company’s policy to maintain a ten-year estimate of future liability, the period in which such costs are deemed to be reasonably estimable.

In light of the asbestos liability consultant’s reports and based upon the facts as now known, including the reasonable possibility that claims will be received and paid over the next 50 year period, the Company believes that although asbestos claims could have a material adverse effect on the Company’s financial condition or results of operations in a particular reporting period, asbestos claims should not have a material adverse effect on the Company’s long term financial condition, liquidity or results of operations. No assurances can be given, however, as to the actual amount of United Industrial’s and Detroit Stoker’s liability for such present and future claims or the amount of insurance recoveries (including any recoveries from liquidating excess insurance carriers), and the differences from estimated amounts could be material.

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

In 1996, United Industrial entered into a consent decree with ADEQ. Pursuant to the consent decree, United Industrial is required to complete a Remedial Investigation/Feasibility Study (“RI/FS”), pay $125,000 for past response costs, pay quarterly Arizona oversight costs (averaging less than $10,000 annually) and pay $125,000 for future response costs plus a graduated percentage of the cleanup costs for the site if those costs are in excess of $10,000,000 but less than $40,000,000. United Industrial’s liability for future response costs under the consent decree is capped at $1,780,000 in addition to the $125,000 that United Industrial has already paid. In connection with the RI/FS, United Industrial has retained a consultant at an average annual cost of approximately $200,000. The Remedial Investigation was submitted to ADEQ for approval on March 31, 2004 and was approved by ADEQ on August 9, 2004.  In March 2005, ADEQ issued its Proposed Remedial Objectives Report for public comment.  ADEQ received no substantive comments regarding the report, and in May 2005,

ADEQ issued is final Remedial Objectives Report.  United Industrial is required to submit to ADEQ a Feasibility Study and Proposed Remedies to meet ADEQ’s May 2005 Remedial Objectives.  United Industrial expects to submit the Feasibility Study sometime in September of 2005.  Management believes that it will reach closure with ADEQ on all RI/FS issues on an acceptable basis to United Industrial following approval of the Feasibility Study.  No assurances can be given, however, as to the actual extent to which United Industrial may be determined to have further liability, if at all.

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

The Company has in place international and domestic compliance policies and procedures, including training of employees. From time to time, the Company receives allegations of improper conduct relating to its operations, including operations subject to the U.S. Foreign Corrupt Practices Act and other U.S. domestic and international laws. When the Company receives any such allegations, it conducts internal (and if necessary, external) investigations to determine whether there is support for any such allegations.  An investigation is ongoing in response to allegations provided to Company management of improper payments to foreign government officials and improper invoicing. External counsel has been retained by the Audit Committee of the Company’s Board of Directors to determine if there is support for any such allegations, and to review the Company’s compliance policies and procedures, and the Company is cooperating fully with counsel.  In addition, appropriate government agencies have been advised of this investigation. The Company is cooperating with their requests for information. The investigation by external counsel, which is continuing, has thus far not revealed any prior involvement or knowledge regarding the allegations by any officer or director of United Industrial. At the current stage of this investigation, any ultimate liability is not presently determinable.

PERFORMANCE GUARANTEES

In connection with certain contracts, United Industrial’s operating subsidiaries have committed to certain performance guarantees existing at June 30, 2005. The ability to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If United Industrial’s operating subsidiaries are unable to meet these performance obligations, the performance guarantees could have a material adverse effect on profit margins and the Company’s results of operations, liquidity or financial position. United Industrial’s operating subsidiaries monitor the progress of their partners and subcontractors, and United Industrial and its operating subsidiaries do not believe that the performance of these partners and subcontractors will adversely affect these contracts.  No assurances can be given, however, as to the liability of United Industrial’s operating subsidiaries if partners or subcontractors are unable to perform their obligations.

DISCONTINUED TRANSPORTATION OPERATION

MUNI Contract

In connection with the discontinued Transportation operations, AAI owns 35% of Electric Transit, Inc. (“ETI”).  Skoda a.s. (“Skoda”), a Czech company, owns the remaining 65% of ETI.  ETI’s one remaining production contract with the San Francisco Municipal Railway (“MUNI”) involves the design and manufacture of 273 electric trolley buses (“ETBs”). In executing its contract with MUNI, ETI entered into subcontracts with AAI, certain Skoda operating affiliates and others. Both AAI and the Skoda operating affiliates have completed delivery of the ETB’s and the Skoda operating affiliates are now subject to warranty requirements. Skoda’s operating affiliates have continued to deliver products and services under their subcontracts with ETI through June 2005.

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

As of April 22, 2004, ETI and MUNI finalized an agreement to modify the original MUNI contract (“Modification No. 6”) under which ETI assigned its remaining subcontractor obligations and MUNI relieved ETI of its warranty, performance and certain related bonding obligations, as well as other obligations under its ETB contract with MUNI, except for the performance of a defined scope of work related to modifications of ETB hardware.

In conjunction with Modification No. 6, AAI executed a guaranty agreement with MUNI as of April 22, 2004 (the “Guaranty Agreement”) that assures performance of certain of ETI’s obligations under Modification No. 6. In conjunction with the Guaranty Agreement, AAI assigned its remaining subcontractor obligations to MUNI and obtained a release from its subcontractor warranty and all further obligations under its subcontract with ETI in exchange for a cash payment to MUNI of $500,000 and other consideration.  The Company believes that it has adequately provided for its obligations under the Guaranty Agreement in its existing loss reserves. No assurances can be given, however, as to the actual amount of AAI’s liability to exit the discontinued Transportation operations.

As required by MUNI, ETI obtained a surety bond to guarantee payment to all those providing labor, materials, provisions or other supplies to ETI in furtherance of its performance under the MUNI contract.  AAI agreed to indemnify the surety, if necessary, for up to $14,800,000, representing 35% of the original face value of the labor and materials bond (in proportion to AAI’s equity interest in ETI). On November 18, 2003, AAI provided the surety with notice of its claim on the labor and materials bond for unpaid receivables in connection with AAI’s MUNI subcontract from ETI, totaling in excess of $47,000,000, the maximum penal sum of the labor and materials bond. AAI’s payment rights under the labor and materials bond (among other claims) are currently at issue in a case before the Federal court in the Northern District of California.  Prior to final adjudication of this case, there can be no assurances as to the amount or timing of a recovery by AAI, if any, on its claim on the labor and materials bond.  To date no amount of recovery has been recorded by AAI.

Note N - Dividends

The Company’s Board of Directors declared a dividend of $0.10 per share on its common stock on March 10, 2005 and again on May 6, 2005.  Dividends of $1,234,479 and $1,230,089 were paid on March 31, 2005 and May 30, 2005, respectively.  Dividends of $1,313,236 and $1,292,646 were paid on March 31, 2004 and May 28, 2004, respectively.

Note O – Issuer Purchases of Equity Securities

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

On March 10, 2005, the Company’s Board of Directors authorized a new stock purchase plan for up to $25,000,000.  For the six months ended June 30, 2005, a total of 735,345 shares have been repurchased under the plan for an aggregate amount of $25,000,000, or an average price of $33.97 per share, utilizing all funds available under the March 10, 2005 stock purchase plan.

Note P - Restructuring Charges

(Dollars in thousands)	Severance	Employee Relocation	Facility Relocation	Facility Closing Costs	Total

Defense segment
Reserve balance at December 31, 2004	$160	$169	$74	$—	$403
Restructuring charges	353	375	—	1,161	1,889
Paid or otherwise settled	(286)	(544)	(52)	(1,161)	(2,043)
Reserve balance at June 30, 2005	$227	$—	$22	$—	$249

Energy segment
Reserve balance at December 31, 2004	$—	$—	$—	$—	$—
Restructuring charges	61	—	63	44	168
Paid or otherwise settled	(61)	—	(63)	(44)	(168)
Reserve balance at June 30, 2005	$—	$—	$—	$—	$—

Note Q - Supplemental Guarantor Information

In September 2004, United Industrial issued and sold $120,000,000 aggregate principal amount of 3.75% Convertible Senior Notes, which are fully and unconditionally guaranteed by AAI, the Company’s wholly-owned subsidiary that constitutes the Defense segment.  The 3.75% Convertible Senior Notes are not guaranteed by Detroit Stoker, the Company’s wholly-owned subsidiary that constitutes the Energy segment.  The following condensed consolidating financial information sets forth supplemental information for United Industrial, the parent company, AAI, the guarantor subsidiary, and Detroit Stoker, the non-guarantor subsidiary, as of June 30, 2005 and December 31, 2004, and for the three- month and six-month periods ended June 30, 2005 and 2004.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2005

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Elimi- nations	United Industrial Corporation and Subsidiaries

ASSETS
Current Assets
Cash and cash equivalents	$161	$65,154	$8,597	$—	$73,912
Marketable equity securities	12,835	—	—	—	12,835
Restricted cash	—	4,799	—	—	4,799
Trade receivables, net	441	56,913	4,346	—	61,700
Inventories	(609)	20,795	2,772	—	22,958
Other current assets	1,229	6,805	869	(104)	8,799
Assets of discontinued operations	—	12,261	—	—	12,261
Total current assets	14,057	166,727	16,584	(104)	197,264
Insurance receivable – asbestos litigation	—	—	20,343	—	20,343
Property and equipment, net	—	34,872	1,847	—	36,719
Other assets	11,765	33,118	2,493	(16,873)	30,503
Intercompany receivables	—	265	—	(265)	—
Investment in consolidated subsidiaries	76,806	—	—	(76,806)	—
	$102,628	$234,982	$41,267	$(94,048)	$284,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of long-term debt	$—	$970	$—	$—	$970
Other current liabilities	3,703	49,588	4,671	(9,814)	48,148
Liabilities of discontinued operations	—	14,493	—	—	14,493
Total current liabilities	3,703	65,051	4,671	(9,814)	63,611
Long-term debt	120,000	1,362	—	—	121,362
Reserve for asbestos litigation	—	—	31,852	—	31,852
Other long-term liabilities	2,543	44,101	11,875	(16,873)	41,646
Intercompany (receivables) payables	(26,999)	17,240	289	9,470	—
Shareholders’ equity (deficit)	3,381	107,228	(7,420)	(76,831)	26,358
	$102,628	$234,982	$41,267	$(94,048)	$284,829

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2004

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$129	$72,269	$8,281	$—	$80,679
Securities pledged to creditors	124,626	—	—	—	124,626
Restricted cash	25,000	8,845	—	—	33,845
Trade receivables, net	17	44,152	2,489	—	46,658
Inventories	—	31,957	2,682	—	34,639
Other current assets	3,295	8,283	909	(22)	12,465
Assets of discontinued operations	—	13,545	—	—	13,545
Total current assets	153,067	179,051	14,361	(22)	346,457
Insurance receivable - asbestos litigation	—	—	20,343	—	20,343
Property and equipment, net	—	25,643	2,002	—	27,645
Other assets	12,258	25,844	2,499	(14,718)	25,883
Intercompany receivables	—	141	—	(141)	—
Investment in consolidated subsidiaries	78,050	—	—	(78,050)	—
	$243,375	$230,679	$39,205	$(92,931)	$420,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$958	$—	$—	$958
Payable under securities loan agreement	124,619	—	—	—	124,619
Other current liabilities	5,466	41,179	3,689	(22)	50,312
Liabilities of discontinued operations	—	18,566	—	—	18,566
Total current liabilities	130,085	60,703	3,689	(22)	194,455
Long-term debt	120,000	2,000	—	—	122,000
Reserve for asbestos litigation	—	—	31,852	—	31,852
Other long-term liabilities	2,152	41,253	11,768	(14,718)	40,455
Intercompany (receivables) payables	(40,428)	40,528	41	(141)	—
Shareholders’ equity (deficit)	31,566	86,195	(8,145)	(78,050)	31,566
	$243,375	$230,679	$39,205	$(92,931)	$420,328

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2005

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Elimi- nations	United Industrial Corporation and Subsidiaries

Net sales	$—	$111,614	$8,314	$—	$119,928
Cost of sales	—	84,438	5,205	—	89,643
Gross profit	—	27,176	3,109	—	30,285
Selling and administrative expenses	—	15,215	2,100	—	17,315
Other operating income (expense) - net	16	(260)	(110)	—	(354)
Total operating income	16	11,701	899	—	12,616
Non-operating income and (expense):
Interest income	521	128	49	—	698
Interest expense	(1,372)	(18)	—	—	(1,390)
Intercompany interest income (expense)	2	—	(2)	—	—
Other income (expense) - net	(117)	401	(31)	—	253
	(966)	511	16	—	(439)
(Loss) income from continuing operations before income taxes	(950)	12,212	915	—	12,177
Benefit from (provision for) income taxes	311	(3,886)	(301)	—	(3,876)
(Loss) income from continuing operations	(639)	8,326	614	—	8,301
Income from discontinued operations – net of income tax benefit	—	145	—	—	145
Income from investment in subsidiaries	9,085	—	—	(9,085)	—
Net income (loss)	$8,446	$8,471	$614	$(9,085)	$8,446

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2004

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Elimi- nations	United Industrial Corporation and Subsidiaries

Net sales	$—	$101,561	$7,999	$—	$109,560
Cost of sales	—	76,562	4,948	—	81,510
Gross profit	—	24,999	3,051	—	28,050
Selling and administrative expenses	80	9,846	2,044	—	11,970
Other operating income (expense)- net	24	(127)	13	—	(90)
Total operating income	(56)	15,026	1,020	—	15,990
Non-operating income and (expense):
Interest income	—	52	14	—	66
Interest expense	—	(13)	—	—	(13)
Intercompany interest income (expense)	9	—	(9)	—	—
Other income - net	(1)	(19)	34	—	14
	8	20	39	—	67
(Loss) income from continuing operations before income taxes	(48)	15,046	1,059	—	16,057
Benefit from (provision for) income taxes	18	(5,348)	(404)	—	(5,734)
(Loss) income from continuing operations	(30)	9,698	655	—	10,323
Loss from discontinued operations - net of income tax benefit	—	(190)	—	—	(190)
Income from investment in subsidiaries	10,163	—	—	(10,163)	—
Net income (loss)	$10,133	$9,508	$655	$(10,163)	$10,133

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2005

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Elimi- nations	United Industrial Corporation and Subsidiaries

Net sales	$—	$211,771	$15,705	$—	$227,476
Cost of sales	—	161,034	10,114	—	171,148
Gross profit	—	50,737	5,591	—	56,328
Selling and administrative expenses	—	26,561	4,389	—	30,950
Other operating income (expense), net	32	(357)	(199)	—	(524)
Total operating income	32	23,819	1,003	—	24,854
Non-operating income and (expense):
Interest income	1,436	226	87	—	1,749
Interest expense	(3,108)	(110)	—	—	(3,218)
Intercompany interest (expense) income	1	—	(1)	—	—
Other (expense) income, net	316	7,724	1	—	8,041
	(1,355)	7,840	87	—	6,572
(Loss) income from continuing operations before income taxes	(1,323)	31,659	1,090	—	31,426
Benefit from (provision for) income taxes	442	(10,575)	(368)	—	(10,501)
(Loss) income from continuing operations	(881)	21,084	722	—	20,925
Income from discontinued operations, net of income tax provision	—	193	—	—	193
Income from investment in subsidiaries	21,999	—	—	(21,999)	—
Net income (loss)	$21,118	$21,277	$722	$(21,999)	$21,118

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2004

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Elimi- nations	United Industrial Corporation and Subsidiaries

Net sales	$—	$176,367	$14,841	$—	$191,208
Cost of sales	—	136,543	9,128	—	145,671
Gross profit	—	39,824	5,713	—	45,537
Selling and administrative expenses		17,834	4,364	—	22,198
Other operating income (expense), net	56	(256)	14	—	(186)
Total operating income	56	21,734	1,363	—	23,153
Non-operating income and (expense):
Interest income	—	102	28	—	130
Interest expense	—	(26)	—	—	(26)
Intercompany interest (expense) income	(345)	357	(12)	—	—
Other (expense) income, net	(4)	68	84	—	148
	(349)	501	100	—	252
(Loss) income from continuing operations before income taxes	(293)	22,235	1,463	—	23,405
Benefit from (provision for) income taxes	103	(7,900)	(563)	—	(8,360)
(Loss) income from continuing operations	(190)	14,335	900	—	15,045
Loss from discontinued operations, net of income tax benefit	—	(665)	—	—	(665)
Income from investment in subsidiaries	14,570	—	—	(14,570)	—
Net income (loss)	$14,380	$13,670	$900	$(14,570)	$14,380

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2005

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Elimi- nations	United Industrial Corporation and Subsidiaries

OPERATING ACTIVITIES:
Cash flows (used in) provided bycontinuing operations	$(6,056)	$26,943	$365	$—	$21,252
Cash flows used in discontinued operations	—	(2,596)	—	—	(2,596)
Net cash provided by (used in) operating activities	(6,056)	24,347	365	—	18,656
INVESTING ACTIVITIES:
Purchase of property and equipment	—	(12,542)	(49)	—	(12,591)
Proceeds from sale of available-for-sale securities	124,626	—	—	—	124,626
Investments in marketable equity securities	(12,684)	—	—		(12,684)
Business acquisition, net of cash acquired	—	(9,883)	—	—	(9,883)
Proceeds from sale of property	—	7,555	—	—	7,555
Net cash (used in) provided by investing activities	111,942	(14,870)	(49)	—	97,023
FINANCING ACTIVITIES:
Repayment of collateral received from securities lending transaction	(124,619)	—	—	—	(124,619)
Repayment of long-term debt	—	(638)	—	—	(638)
Proceeds from exercise of stock options	1,208	—	—	—	1,208
Dividends paid	(2,465)	—	—	—	(2,465)
(Increase) decrease in restricted cash	25,000	4,046	—	—	29,046
Purchase of treasury shares	(24,978)	—	—	—	(24,978)
Intercompany	20,000	(20,000)	—	—	—
Net cash (used in) provided by financing activities	(105,854)	(16,592)	—	—	(122,446)
(Decrease) increase in cash and cash equivalents	32	(7,115)	316	—	(6,767)
Cash and cash equivalents at beginning of year	129	72,269	8,281	—	80,679
Cash and cash equivalents at end of period	$161	$65,154	$8,597	$—	$73,912

CONDENSED CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Elimi- nations	United Industrial Corporation and Subsidiaries

OPERATING ACTIVITIES:
Cash flows (used in) provided by continuing operations	$(3,936)	$18,219	$1,325	$—	$15,608
Cash flows used in discontinued operations	—	(1,219)	—	—	(1,219)
Net cash (used in) provided by operating activities	(3,936)	17,000	1,325	—	14,389
INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3,397)	(85)	—	(3,482)
Net cash used in investing activities	—	(3,397)	(85)	—	(3,482)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,862	—	—	—	2,862
Dividends paid	(2,609)	—	—	—	(2,609)
Purchase of treasury shares	(10,486)	—	—	—	(10,486)
Intercompany	13,923	(13,923)	—	—	—
Net cash provided by (used in) financing activities	3,690	(13,923)	—	—	(10,233)
(Decrease) increase in cash and cash equivalents	(246)	(320)	1,240	—	674
Cash and cash equivalents at beginning of year	648	17,482	6,008	—	24,138
Cash and cash equivalents at end of period	$402	$17,162	$7,248	$—	$24,812

Note R – Subsequent Event

On July 18, 2005, the Company’s wholly-owned subsidiary AAI entered into a $100,000,000 four-year revolving credit facility with a syndicate of six banks, consisting of SunTrust Bank, as administrative agent and issuing bank, Citibank, F.S.B., Key Bank, PNC Bank, Commerce Bank and Provident Bank (the “Credit Facility”).  The Credit Facility consists of a $100,000,000 Senior Secured Revolving Credit Facility with a $100,000,000 Letter of Credit sub-facility.

Pursuant to the terms of the Credit Facility, the Company has guaranteed AAI’s obligations.  The proceeds of the Credit Facility will be used to fund future acquisitions, finance capital expenditures, provide working capital, fund letters of credit, and for other general corporate purposes.  The Credit Agreement contains affirmative, negative and financial covenants customary for facilities of this type, including, among other things, maintenance of certain leverage and fixed charge coverage ratios, as well as minimum consolidated tangible net worth ratios, limits on the incurrence of debt and preferred equity, limits on the incurrence of liens, a limit on the making of dividends or distributions, limits on sales of assets and a limit on capital expenditures.

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

The continuing operations of the Company consist of two business segments: Defense and Energy.  Costs related to the continuing operations that are not identified with the two business segments primarily relate to financing costs and are grouped under the heading Other.  The operations of the Defense and Energy segments are conducted principally through two wholly-owned subsidiaries, AAI Corporation and its subsidiaries (“AAI”) and Detroit Stoker Company (“Detroit Stoker”), respectively.  The following information primarily relates to the continuing operations of the Company and its consolidated subsidiaries.  The Company has a transportation operation that is accounted for as discontinued operations, and is discussed separately in the information that follows.

The Company’s net sales increased to $119,928,000 in the second quarter of 2005 from $109,560,000 in the second quarter of 2004.  In addition, the Company continued to focus on its core Defense segment, which accounted for approximately 93.1% and 92.7% of total consolidated net sales from continuing operations during the second quarter of 2005 and 2004, respectively.  In the second quarter of 2005, the Defense segment reported a 9.9% increase in net sales compared to the second quarter of 2004 primarily due to greater logistical support related to an increasing number of fielded Shadow® 200 Tactical Unmanned Aerial Vehicle (“TUAV”) Systems in 2005.  In addition, growth in the volume of the Advanced Boresight Equipment (“ABE”) Systems, the addition of the Biological Detection Systems program awarded in the third quarter of 2004, and sales of ESL Defence (“ESL”), a company acquired in the second quarter of 2005,  contributed to the higher sales in 2005.

Revolving Credit Facility

On July 18, 2005, the Company’s wholly-owned subsidiary AAI entered into a $100,000,000 four-year revolving credit facility with a syndicate of six banks, consisting of SunTrust Bank, as administrative agent and issuing bank, Citibank, F.S.B., Key Bank, PNC Bank, Commerce Bank and Provident Bank, (the “Credit Facility”).  The Credit Facility consists of a $100,000,000 Senior Secured Revolving Credit Facility with a $100,000,000 Letter of Credit sub-facility.

Pursuant to the terms of the Credit Facility, the Company has guaranteed AAI’s obligations.  The proceeds of the Credit Facility will be used to fund future acquisitions, finance capital expenditures, provide working capital, fund letters of credit, and for other general corporate purposes.

Gain on Sale of Property

In January 2005, the Company sold approximately 26 acres of undeveloped property adjacent to its Hunt Valley, Maryland facility for $8,105,000, which yielded proceeds of $7,555,000, net of selling expenses and closing costs.  The Company recognized a pre-tax gain on the sale of this property in the first quarter of 2005 of approximately $7,152,000.  On March 4, the Company purchased a new facility for $5,085,000 in South Carolina for AAI Services Corporation (“AAI Services”), a wholly-owned subsidiary of AAI, to support the growth in their operations.  Substantially all the remaining net proceeds were disbursed from an account through July 11, 2005, owned by a qualified intermediary and were used for improvements to the facility.  As a result, the Company expects that it will be able to defer paying substantially all of the income tax obligation incurred in connection with the gain on the sale of the property in Hunt Valley, in accordance with Section 1031(b) of the Internal Revenue Code.

Restructuring Activities

During the fourth quarter of 2004, the managements of both AAI and Detroit Stoker developed plans to maximize efficiencies by streamlining certain of their operations, in accordance with the Company’s previously disclosed strategic initiatives.

AAI began reorganizing the operations of its fluid test systems product area in the Defense segment in order to realize certain operating efficiencies.  These activities are expected to result in total cash charges of approximately $2,700,000, of which approximately $600,000 was expensed and $200,000 was paid in 2004.  In the second quarter of 2005, an additional $1,559,000 was expensed and $1,406,000 was paid or otherwise settled.  For the six months ended June 30, 2005 $1,889,000 was expensed and $2,043,000 was paid or otherwise settled.  The remaining expenses of approximately $200,000 and cash charges of approximately $500,000 are expected to be recognized in, and paid by, the Defense segment’s operations during the remainder of 2005 as the obligations are incurred and paid, respectively.

Additionally, as a result of the planned reduction in its work force, Detroit Stoker recognized a curtailment charge of approximately $1,959,000 to accelerate the amortization of prior service cost and recognize enhanced benefits for one of its pension benefit plans in the fourth quarter of 2004.  In the first quarter of 2005, Detroit Stoker reduced its employee base as contemplated under this plan.  Most of the manufacturing operations previously performed at Detroit Stoker’s facilities are expected to be outsourced to lower-cost producers.  As a result of the reduction in Detroit Stoker’s workforce, the Company recognized severance charges in the Energy segment of approximately $17,000 in the second quarter of 2005.  The Company also recognized $70,000 in facility relocation cost and other restructuring activities in the second quarter of 2005. For the six months ended June 30, 2005, the Energy segment recognized severance charges of $61,000 and facility relocation cost and facility closure cost of $107,000.  Additional costs associated with Detroit Stoker’s restructuring plan will be paid and charged to operations in 2005 as the liabilities are incurred, which are estimated to be approximately $123,000.

Acquisition of ESL

On April 4, 2005, the Company acquired ESL Defence Limited (“ESL”), an electronic warfare (“EW”) systems company based in the United Kingdom.  The purchase price was $10,515,000 in cash.  ESL is a designer and producer of electro optical (“EO”) test and simulation products for use on flight lines and in aircraft maintenance facilities.  The simulators are used to assess the operational readiness of sophisticated missile warning and countermeasures self-protection systems used on military aircraft.  ESL’s EO simulators are also used at military test, evaluation, and training ranges to evaluate the effectiveness of new self- protection systems and to train pilots for combat readiness.  In addition, ESL specializes in EW related research, study, and in-service support activity for U.K. government agencies and prime contractors both in the United Kingdom and the United States.

Results of Operations

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and the discussion included in its Annual Report on Form 10-K for the year ended December 31, 2004.

Overview of Consolidated Results

Three and Six Months Ended June 30, 2005 Compared to the Three and Six Months Ended June 30, 2004

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2005	2004	$	%	2005	2004	$	%

Net sales	$119,928	$109,560	$10,368	9.5%	$227,476	$191,208	$36,268	19.0%
Gross profit	30,285	28,050	2,235	8.0%	56,328	45,537	10,791	23.7%
Selling and administrative expenses	17,315	11,970	5,345	44.7%	30,950	22,198	8,752	39.4%
Operating income	12,616	15,990	(3,374)	(21.1)%	24,854	23,153	1,701	7.3%
Non-operating income (expense)	(439)	67	(506)	(755.2)%	6,572	252	6,320	2507.9%
Income from continuing operations, net of income taxes	8,301	10,323	(2,022)	(19.6)%	20,925	15,045	5,880	39.1%

Defense Segment

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2005	2004	$	%	2005	2004	$	%

Net sales	$111,614	$101,561	$10,053	9.9%	$211,771	$176,367	$35,404	20.1%
Gross profit	27,176	24,999	2,177	8.7%	50,737	39,824	10,913	27.4%
Selling and administrative expenses	15,215	9,846	5,369	54.5%	26,561	17,834	8,727	48.9%
Operating income	11,701	15,026	(3,325)	(22.1)%	23,819	21,734	2,085	9.6%
Income before income taxes	12,212	15,046	(2,834)	(18.8)%	31,659	22,235	9,424	42.4%

Energy Segment

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2005	2004	$	%	2005	2004	$	%

Net sales	$8,314	$7,999	$315	3.9%	$15,705	$14,841	$864	5.8%
Gross profit	3,109	3,051	58	1.9%	5,591	5,713	(122)	(2.1)%
Selling and administrative expenses	2,100	2,044	56	2.7%	4,389	4,364	25	0.6%
Income before income taxes	915	1,059	(144)	(13.6)%	1,090	1,463	(373)	(25.5)%

Three Months Ended June 30, 2005 compared to the Three Months Ended June 30, 2004

The Company’s net sales increased 9.5% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, including  $10,053,000 and $315,000 higher net sales for the Defense and Energy segments, respectively. Net sales for the Defense segment in the second quarter of 2005 increased 9.9% to $111,614,000 from $101,561,000 for the second quarter of 2004.  The increase was primarily due to greater logistical support related to an increasing number of fielded Shadow 200 TUAV Systems in 2005, growth in the volume of ABE Systems, the addition of the Biological Detection Systems program awarded in the third quarter of 2004 and the acquisition of ESL in the second quarter of 2005.

The gross margin percentage for continuing operations decreased to 25.3% in the second quarter of 2005 from 25.6% during the second quarter of 2004. The Defense segment’s gross margin percentage was 24.3% in the second quarter 2005 compared to 24.6% in the second quarter of 2004.  This decrease is mainly due to a product mix that included a higher volume of support/services type contracts in the 2005 second quarter, which generally contribute a lower gross margin than production type contracts.

Selling and administrative expense increased to $17,315,000, or 14.4 % of sales, in the second quarter of 2005 compared to $11,970,000, or 10.9% of sales, in the second quarter of 2004.  Selling and administrative expense in the Defense segment increased to $15,215,000, or 13.6 % of sales, in the second quarter of 2005 from $9,846,000, or 9.7% of sales, in the second quarter of 2004. The $5,369,000 increase was primarily due to $1,570,000 higher research and development expense and bid and proposal costs, $1,559,000 for restructuring charges for facility closure costs and severance related to the reorganization of the Defense segment’s fluid test systems product area, $900,000 of increased legal expenses, $696,000 of general and administrative fees incurred by the recently acquired ESL, and other net expenses of $600,000 associated with the general volume increase in the Defense segment’s business.

Operating income decreased to $12,616,000 or 10.5% of sales in the second quarter of 2005 from $15,990,000, or 14.6% of sales, in second quarter of 2004.  During the second quarter 2004, the Company’s UAV Systems realized the favorable resolution of technical risks and production efficiencies, which positively impacted 2004 operating income by approximately $4,400,000.  Excluding this favorable impact, operating income in the second quarter 2004 would have been $11,590,000, or 10.6% of sales.  Pursuant to U.S. Government procurement standards, costs accumulated under long-term development and production contracts include costs of product and service revenue, and general and administrative expenses.  Accordingly, the Company believes operating income provides a meaningful measure of performance.

Net interest expense increased $745,000 to $692,000 during the second quarter of 2005 from net interest income of $53,000 in the same period in 2004 primarily as a result of the Company’s issuance of  $120,000,000 3.75% Convertible Senior Notes in September 2004.

Income from continuing operations net of income taxes, in the second quarter of 2005 decreased to $8,301,000, or $0.60 per diluted share, compared to $10,323,000, or $0.78 per diluted share, in the second quarter of 2004.

Net income in the second quarter of 2005 decreased to $8,446,000, or $0.61 per diluted share, compared to $10,133,000, or $0.77 per diluted share, in the second quarter of 2004.

Six Months Ended June 30, 2005 compared to the Six Months Ended June 30, 2004

Net sales from continuing operations for the six months ended June 30, 2005 increased 19.0% to $227,476,000 compared to $191,208,000 for the six months ended June 30, 2004.  Net sales for the Defense segment for the six months ended June 30, 2005 increased 20.1% to $211,771,000 from $176,367,000 for the six months ended June 30, 2004.  The increase was primarily due to higher production and logistics support in UAV Systems, increased demand for ABE System, and the Biological Detection System Program that was awarded in the third quarter to 2004.

The gross margin percentage for continuing operations increased to 24.8% in the six months ended June 30, 2005 from 23.8% in the six months ended June 30, 2004.   The gross margin percentage for the Defense segment increased to 24.0% in the six months ended June 30, 2005 from 22.6% in the six months ended June 30, 2004. The increase in gross margin percentage is primarily due to increased efficiencies from the UAV, and Test and Training Systems product lines as well as the ESL acquisition during the first half of 2005.

Selling and administrative expenses in the six months ended June 30, 2005 increased to $30,950,000, or 13.6% of sales from $22,198,000, or 11.6 % of sales when compared to the six months ended June 30, 2004.  Selling and administrative expenses in the Defense segment in the six months ended June 30, 2005 increased to $26,561,000, or 12.5% of sales, from $17,834,000, or 10.1% of sales when compared to the six months ended June 30, 2004.  The $8,727,000 increase was primarily due to $3,197,000 for higher research and development expenses and bid and proposal costs to support the Defense segment’s growth, $1,889,000 of restructuring charges to reorganize the Defense segment’s fluid test systems product area, $900,000 of increased legal expenses, $696,000 of general and administrative expenses incurred by the recently acquired ESL, and other expenses associated with the general volume increase in the Defense segment’s business.

Operating income increased to $24,854,000, or 10.9% of sales, in the six months ended June 30, 2005 from $23,153,000, or 12.1% of sales, for the first six months of 2004.  During the second quarter 2004, the Company’s UAV Systems realized the favorable resolution of technical risks and production efficiencies which positively impacted 2004 operating profit by approximately $4,400,000.  Excluding this favorable impact, operating income in the first six months in 2004 would have been $18,753,000, or 9.8% of sales.

Net interest expense increased $1,599,000 to $1,469,000 for the six months ended June 30, 2005 from $130,000 net interest income for the six months ended June 30, 2004 primarily as a result of the Company’s issuance of  $120,000,000 3.75% Convertible Senior Notes in September 2004.  Included in the interest expense is approximately $2,743,000 related to the $120,000,000 3.75% Convertible Senior Notes issued in September 2004.

Income from continuing operations before income taxes in the six months ended June 30, 2005 increased 34.3% to $31,426,000 from $23,405,000 in the six months ended June 30, 2004.  This increase included a $7,152,000 gain from the sale of undeveloped property recorded during the first quarter of 2005.

Income from continuing operations, net of taxes in the six months ended June 30, 2005 increased $5,880,000 to $20,925,000, or $1.44 per diluted share, compared to $15,045,000, or $1.13 per diluted share, in the six months ended June 30, 2004.

Net income in the six months ended June 30, 2005 increased to $21,118,000, or $1.45 per diluted share, compared to $14,380,000, or $1.08 per diluted share, in the six months ended June 30, 2004.

Discontinued Transportation Operations

Income from the Company’s discontinued transportation operations for the second quarter of 2005 was $145,000, or $0.01 per diluted share, compared to a loss of ($190,000), or ($0.01) per diluted share in the second quarter of 2004.  Income from the Company’s discontinued transportation operations for the six months ended June 30, 2005 was $193,000, or $0.01 per diluted share as compared to a loss of ($665,000) or ($0.05) per diluted share for the same period in the prior year.

Electric Transit, Inc. (“ETI”), an entity owned 35% by AAI and 65% by Skoda a.s. (“Skoda”), a Czech company, sold its remaining inventory of spare parts and continued to favorably resolve certain operational challenges associated with its last remaining program during the six months ended June 30, 2005, which accounts for the favorable results from the discontinued transportation operations in 2005.

For additional information regarding the discontinued transportation operations, see Note L to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Funded Backlog

(Dollars in thousands)	June 30, 2005	December 31, 2004
Defense segment	$472,389	$380,622
Energy segment	10,404	7,296
Total	$482,793	$387,918

The Company’s funded backlog for continuing operations, defined as orders placed for which funds have been appropriated or purchase orders received, was $482,793,000 at June 30, 2005, an increase of $94,875, or 24.5%, from December 31, 2004.

The Company received $224,559,000 of new orders and/or funding for products and services during the second quarter of 2005, an increase of $127,508,000, or 131.3%, compared to the second quarter of 2004. Included in the second quarter 2005 were $215,286,000 of bookings in the Defense segment and $9,273,000 in the Energy segment.

For the six months ended June 30, 2005, the Company received $320,393,000 in new orders and funding compared to $172,554,000 for the six months ended June 30, 2004, an increase of $147,839,000, or 85.7%.   The bookings for the six months ended June 30, 2005 included $300,851,000 of bookings in the Defense segment and $19,542,000 of bookings in the Energy segment.

The increase in the funded backlog for the Defense segment included additional funding for existing contracts and funding for new contracts, for new TUAV systems, logistical support for fielded Shadow TUAV systems and development of ground control stations.  Further, we received additional funding for the Biological Detection Systems program.

The increase in the Energy segment’s funded backlog was primarily due to an increase in orders received during the second quarter of 2005.

Liquidity and Capital Resources

Overview

The Company’s principal source of liquidity is cash on hand and cash generated from operations.  On June 30, 2005, the Company had cash and cash equivalents of $73,912,000.  Effective December 23, 2004, the Company terminated its Loan and Security Agreement dated June 28, 2001, as amended, with Bank of America Business Capital (formerly Fleet Capital Corporation).  On July 18, 2005, the Company’s wholly-owned subsidiary, AAI, entered into a $100,000,000 four-year revolving credit facility with a syndicate of six banks, consisting of SunTrust Bank, as administrative agent and issuing bank, Citibank, F.S.B., Key Bank, PNC Bank, Commerce Bank and Provident Bank, (the “Credit Facility”).  The Credit Facility consists of a $100,000,000 Senior Secured Revolving Credit Facility with a $100,000,000 Letter of Credit sub-facility. Pursuant to the terms of the Credit Facility, the Company has guaranteed AAI’s obligations.  The proceeds of the Credit Facility will be used to fund future acquisitions, finance capital expenditures, provide working capital, fund letters of credit, and for other general corporate purposes. Based on cash on hand, future cash expected to be generated from operations, and the new Credit Facility, the Company expects to have sufficient cash to meet its requirements during the next twelve months.

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

As discussed under the subheading “Gain on Sale of Property” in the “Management Overview” section above, in January 2005, the Company sold approximately 26 acres of undeveloped property adjacent to its Hunt Valley, Maryland facility for $8,105,000, which yielded proceeds of $7,555,000, net of selling expenses and closing costs.  The Company reinvested approximately $5,085,000 of the net proceeds from this sale in a new facility in South Carolina for AAI Services to support the growth in their operations.  The remaining net proceeds were disbursed from an account through July 11, 2005, owned by a qualified intermediary and were used primarily for improvements to the facility.  As a result, the Company expects that it will be able to defer paying substantially all of the income tax obligation incurred in connection with the gain on the sale of the property in Hunt Valley, in accordance with Section 1031 (b) of the Internal Revenue Code.

In accordance with its strategic initiatives to enhance shareholder value, the Company is continuing to focus its efforts on the profitability and growth of its core Defense product areas, seeking to maximize operating efficiencies, and exploring the sale of non-core assets.

The Company intends to complement its growth strategy for its Defense segment through select acquisitions that broaden its product and service offerings, deepen its capabilities, and allow entry into new markets.  Acquisition candidates may include public and private companies and divisions, subsidiaries and product lines of such companies.  On April 4, 2005, the Company acquired ESL Defence Limited, an Electronic Warfare systems company based in the United Kingdom, as more fully discussed in the “Management Overview” section above.

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

Sources and Uses of Cash

The following is a discussion of the Company’s major operating, investing, and financing activities for each of the six-month periods ended June 30, 2005 and 2004.  The financial information presented in the table below is summarized from the Company’s Consolidated Condensed Statements of Cash Flows.

	Six Months Ended June 30,
(Dollars in thousands)	2005	2004
Operating activities:
Net cash provided by continuing operations	$21,252	$15,608
Net cash used in discontinued operations	(2,596)	(1,219)
Net cash provided by operating activities	18,656	14,389
Net cash provided by (used in) investing activities	97,023	(3,482)
Net cash used in financing activities	(122,446)	(10,233)
(Decrease) increase in cash and cash equivalents	$(6,767)	$674

Operating Activities

Net cash provided by continuing operations in the six months ended June 30, 2005 increased $5,644,000 compared to the six months ended June 30, 2004 primarily due to higher income from continuing operations before non-cash depreciation and other charges.  Favorable changes in operating assets and liabilities in the six months ended June 30, 2005 of $1,810,000 included a decrease in inventory, and prepaid expenses and other current assets of $12,362,000 and $2,846,000 respectively, offset by an increase in accounts receivable of $12,670,000, due to the timing of milestone invoicing and payments, and other net unfavorable changes in operating assets and liabilities of $4,348,000.  Inventory was lower and accounts receivable higher at June 30, 2005 than at June 30, 2004 primarily due to the achievement of certain billing milestones that had been delayed in the Defense segment.

Net cash used by the discontinued transportation operations in the six months ended June 30, 2005 primarily related to unreimbursed services rendered to, and other financial support to ETI in connection with the MUNI contract guaranty agreement as discussed in Note M.

Investing Activities

On December 29, 2004, the Company invested $124,619,000 of cash in U.S. treasury bills, which matured on February 24, 2005.  The U.S. treasury bills were concurrently loaned to the Company’s broker-dealer in a securities lending transaction, which is discussed in the “Liquidity Overview” section above.

During the six months ended June 30, 2005, the Company invested $12,684,000 in marketable common stock securities of one entity that are available for sale.

Cash used for the purchase of property and equipment was $12,591,000, including $6,707,000 for the purchase and improvement of a building in South Carolina, $2,097,000 for implementation of AAI’s new Enterprise Resource Planning (“ERP”) system,  $2,747,000 for Defense facility improvements including $1,323,000 for enhancements to the UAV Production Facilities for the six months ended June 30, 2005.  Capital expenditures were $3,482,000 for the same period of the prior year and was the only investing activity for the six months ended June 30, 2004.   See “Capital Expenditures” below.

On April 4, 2005, the Company purchased ESL Defence Limited, an electronic warfare systems company, for $9,883,000, net of cash acquired.

Net cash provided by investing activities in 2005 included proceeds of $7,555,000 from the sale of certain undeveloped property at the Company’s Hunt Valley, MD corporate headquarters.

Financing Activities

The Company’s financing activities for the six months ended June 30, 2005 used $122,446,000 of cash, including approximately $124,619,000 for the repayment of collateral received from a securities lending transaction of U.S. treasury bills that were sold concurrently.  In connection with this securities lending transaction, which is discussed more fully in the “Liquidity Overview” section above, the Company also received the $25,000,000 refundable deposit from its broker-dealer. This deposit, together with a decrease of $4,046,000 in collateral the Company was required to post in connection with outstanding letters of credit and a cash management security arrangement with Bank of America Business Capital, is presented as a $29,046,000 decrease in restricted cash in the accompanying Consolidated Statements of Cash Flows for the period ending June 30, 2005.  Financing activities in 2005 also included $24,978,000 for the purchase of the Company’s common stock, $2,465,000 of cash used for the payment of dividends, $1,208,000 of cash receipts from the exercise of stock options, and $638,000 used for the repayment of long-term debt, primarily related to the financing of the ERP System.  The Company’s financing activities for the six months ended June 30, 2004 used $10,486,000 for the purchase of the Company’s common stock, $2,609,000 of cash for the payment of dividends and $2,862,000 receipts from the exercise of stock options.

Debt and Related Covenants

The Credit Facility entered into on July 18, 2005 by the Company’s wholly-owned subsidiary AAI, contains affirmative, negative and financial covenants customary for facilities of this type, including, among other things, maintenance of certain leverage and fixed charge coverage ratios, as well as minimum consolidated tangible net worth ratios, limits on the incurrence of debt and preferred equity, limits on the incurrence of liens, a limit on the making of dividends or distributions, limits on sales of assets and a limit on capital expenditures.

For a complete description of the Company’s long-term debt, including the terms and conditions of each debt instrument, please see Note 6 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and Note R to the Consolidated Condensed Financial Statements included in part I, Item 1 of this Quarterly Report on Form 10-Q.  There are no covenant violations as of June 30, 2005.

Cash Requirements

Capital Expenditures

The Company expects that capital expenditures in 2005 will be significantly higher than in 2004 primarily due to (i) the purchase of the $5,085,000 new facility in South Carolina, and approximately $3,500,000 of improvements to be made to that facility, (ii) approximately $3,200,000 of enhancements to the Company’s UAV production facilities, including the purchase of new manufacturing equipment to increase production output and efficiency and, (iii) $4,800,000 related to the continuing implementation of the Company’s ERP System.

As of June 30, 2005, the Company had no significant commitments for capital expenditures except for the continuing implementation of its new ERP System and improvements to be made to the recently acquired facility in South Carolina.   In addition to the capital assets to be acquired, the Company expects to incur approximately $2,000,000 related to the implementation of its ERP System, which exclude ongoing annual maintenance fees of approximately $400,000 per year.  As of June 30, 2005, the Company had capitalized a total of approximately $5,401,000 related to the implementation of the ERP System, $1,600,000 for improvements to the new facility in South Carolina and $1,300,000 for enhancements to the Company’s UAV production facilities.

Other Cash Requirements

On March 10, 2005, the Company’s Board of Directors authorized a new stock purchase plan for up to $25,000,000.  As of June 30, 2005, the Company had purchased a total of 735,345 shares for an aggregate amount of $25,000,000, or an average price of $33.97 per share, utilizing all funds available under the March 10, 2005 stock purchase plan.

On April 4, 2005, the Company purchased ESL Defence Limited, an electronic warfare systems company, for $10,515,000 in cash.

For the six months ended June 30, 2005, the Company paid cash dividends of $0.10 per share on March 31, 2005 and on May 30, 2005, for an aggregate amount of $2,465,000.  The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company’s corporate strategy, future earnings, operations, capital requirements, and the Company’s financial condition and general business conditions.  Should the Company distribute a cash dividend in any quarterly period in excess of $0.10 per share, the conversion rate provided for in the Indenture governing the 3.75% Convertible Senior Notes would be adjusted.  In addition, the Company’s lenders may impose restrictions on the payment of dividends.

As discussed more fully under “Management Overview” above, during the remainder of 2005 the Company’s management will continue to implement its restructuring plans to reduce costs and streamline operations in the Defense segment’s fluid test systems product area and at Detroit Stoker.  The Company expects that it will continue to incur and pay costs during the remainder of 2005 as these plans are fully implemented, which will primarily be charged to earnings as the related obligations are incurred.  For the reorganization activities in the Defense segment’s fluid test systems product line, the Company estimates that it will incur total cash charges of approximately $2,700,000, of which approximately $600,000 was expensed and $200,000 was paid in 2004.  For the six months ended June 30, 2005, an additional $1,889,000 was expensed and $2,043,000 was paid or otherwise settled.  The remaining expenses of approximately $200,000 are expected to be charged to the Defense segment’s operations, and paid during the remainder of 2005 as the obligations are incurred.  The Energy segment recognized expense of $168,000 for restructuring activities during 2005.  The Company estimates Detroit Stoker will recognize additional expense of approximately $123,000 for the restructuring activities for the remainder of 2005.

The cash required to completely exit the discontinued transportation operation subsequent to June 30, 2005, is expected to be approximately $3,400,000 through 2006, of which $2,500,000 is expected to be paid during the remainder of 2005.  These amounts exclude legal fees expected to be incurred related to claims made by AAI in pursuit of payment under a surety bond (see Note M to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of AAI’s claims).

For additional information regarding the Company’s contingencies, please see the discussion under the heading “Contingent Matters” below.

The Company does not anticipate having to contribute cash to the UIC Retirement Pension Plan, but does  expect to contribute $244,000 to the union pension plan in the Energy segment during 2005 of which $88,000 was funded in the second quarter of 2005.  Further, the Company expects to pay other postretirement benefits of approximately $3,348,000 in 2005 of which $1,844,000 was funded during the six months ended June 30, 2005.

Contingent Matters

Off-Balance Sheet Arrangements

In connection with certain contracts, United Industrial’s operating subsidiaries have committed to certain performance guarantees. The ability to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If United Industrial’s operating subsidiaries are unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company’s results of operations, liquidity or financial position. United Industrial’s operating subsidiaries monitor the progress of their partners and subcontractors, and United Industrial does not believe that the performance of these partners and subcontractors will adversely affect these contracts as of June 30, 2005. No assurances can be given, however, as to the liability of United Industrial’s operating subsidiaries if partners or subcontractors are unable to perform their obligations.

Other Contingent Matters

The Company is involved in various lawsuits and claims, including asbestos-related litigation and environmental matters.  Except as set forth in Note M to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q, there have been no material changes in any legal proceedings since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2004.  For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and to Note M to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”).  SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle and is effective in the first quarter of 2006.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its results of operations, financial conditions or cash flows.

For further information, refer to the New Accounting Pronouncements as filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate

On September 15, 2004, the Company issued and sold $120,000,000 of 3.75% Convertible Senior Notes.  Several features contained in the indenture governing the 3.75% Convertible Senior Notes are considered embedded derivative instruments and are being accounted for as derivative instruments separate from the host contract (the 3.75% Convertible Senior Notes). The Company will record gains or losses in its Consolidated Condensed Statements of Operations for changes in the fair value of these embedded derivatives.  The aggregate fair value assigned to these embedded derivatives at December 31, 2004 was approximately $742,000, and was approximately $440,000 at June 30, 2005.  Accordingly, the Company recognized a gain of $302,000 for the six months ended June 30, 2005 as the result of the change in fair value of the embedded derivatives.

Each of the embedded derivatives may result in certain payments to the holders of the 3.75% Convertible Senior Notes.

There has been no material change in the interest rate risk or contingent payment features from December 31, 2004 (see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

Foreign Currency

A portion of the Company’s operations consists of manufacturing and sales activities in foreign jurisdictions, and some of these transactions are denominated in foreign currencies.  As a result, the Company’s financial results could be affected by changes in foreign exchange rates.  To mitigate the effect of changes in these rates, the Company, from time to time, enters into foreign exchange forward contracts.  There has been no material change in the firmly committed sales exposures and related derivative contracts from December 31, 2004 (see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

Item 4. - Controls and Procedures

(a)                The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2005.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

(b)               There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

Reference is made to the information contained in the section entitled  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth above in Item 2 of Part I and to Note M to the Consolidated Condensed Financial Statements included herein, which information is incorporated herein by reference.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

For information regarding the Company’s purchases of its equity securities, please reference Note O to the Consolidated Condensed Financial Statements included herein, which information is incorporated herein by reference.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
				(in millions)
4/1/05 – 4/30/05	—	—	—	$25.0

5/1/05 – 5/31/05	490,964	$33.59	490,964	$8.5

6/1/05 – 6/31/05	244,381	$34.81	244,381	—

Item 4. - Submission of Matters to a Vote of Security Holders

(a)  The Company held its 2005Annual Meeting of Shareholders on May 24, 2005.

(b)  The following matters were voted upon at the meeting:

(i)  The first item considered was the election of four directors of the Company to serve until the 2006 annual meeting of shareholders, and the results of such voting was as follows:

Nominees	Votes For	Withheld

Glen M. Kassan	11,276,358	147,821

Warren G. Lichtenstein	9,224,342	2,199,837

General Richard I. Neal	11,332,423	91,755

Frederick M. Strader	11,327,564	96,615

 (ii)    The second item considered was a proposal to ratify KPMG LLP as the Company’s independent auditors for 2005, which was approved with 11,152,898 shares voted in favor of such proposal, 241,551shares voted against such proposal, holders of 29,729 shares abstaining and no broker non-votes.

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

UNITED INDUSTRIAL CORPORATION

Date:	August 5, 2005	By:	/s/ James H. Perry
James H. Perry
Vice President, and
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