Form 10-Q
period 2005-09-30
UNITED INDUSTRIAL CORP /DE/
filed 2005-11-08
CIK 101271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,260,879 shares of common stock as of October 20, 2005.

UNITED INDUSTRIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,150	$80,679
Marketable equity securities	13,109	—
Securities pledged to creditors	—	124,626
Restricted cash	4,812	33,845
Trade receivables, net	60,960	46,658
Inventories	33,073	34,639
Prepaid expenses and other current assets	10,095	12,465
Assets of discontinued operations	11,878	13,545
Total current assets	200,077	346,457
Deferred income taxes	11,455	13,930
Goodwill	4,833	—
Other assets	14,021	11,953
Insurance receivable - asbestos litigation	20,343	20,343
Property and equipment - less accumulated depreciation (2005-$78,794; 2004-$85,762)	40,204	27,645
	$290,933	$420,328
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$964	$958
Payable under securities loan agreement	—	124,619
Accounts payable	22,390	21,664
Accrued employee compensation and taxes	18,163	13,706
Other current liabilities	15,387	14,942
Liabilities of discontinued operations	13,177	18,566
Total current liabilities	70,081	194,455
Long-term debt	121,053	122,000
Post-retirement benefit obligation other than pension, and other long-term liabilities	21,192	22,942
Minimum pension liability	21,193	17,513
Asbestos litigation liability	31,852	31,852
Total liabilities	265,371	388,762
Shareholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 30,000,000 shares authorized; 11,423,728 and 12,291,951 shares outstanding at September 30, 2005 and December 31, 2004, respectively (net of shares in treasury)	14,374	14,374
Additional capital	83,123	84,296
Retained earnings	30,331	3,499
Treasury stock, at cost; 2,950,420 and 2,082,197 shares at September 30, 2005 and December 31, 2004, respectively	(71,598)	(40,019)
Accumulated other comprehensive loss, net of tax	(30,668)	(30,584)
Total shareholders’ equity	25,562	31,566
Total liabilities and shareholders’ equity	$290,933	$420,328

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$126,402	$98,719	$353,878	$289,927
Cost of sales	96,768	73,958	267,916	219,629

Gross profit	29,634	24,761	85,962	70,298
Selling and administrative expenses	14,318	12,648	45,268	34,846
Other operating expenses, net	280	87	804	273
Operating income	15,036	12,026	39,890	35,179
Non-operating income and (expense):
Interest income	730	151	2,479	281
Interest expense	(1,424)	(254)	(4,642)	(280)
Gain on sale of property	—	—	7,152	—
Equity in net income of joint venture	114	15	166	75
Other income (loss), net	(41)	72	796	160
	(621)	(16)	5,951	236
Income from continuing operations before income taxes	14,415	12,010	45,841	35,415
Provision for income taxes	5,101	4,266	15,602	12,626
Income from continuing operations	9,314	7,744	30,239	22,789
Income (loss) from discontinued operations, net of income tax provision of $330 and $736 for the three and nine months ended September 30, 2005 and tax benefit of $147 and $505 for the three and nine months ended September 30, 2004, respectively	112	(274)	305	(939)
Net income	$9,426	$7,470	$30,544	$21,850

Basic earnings per share:
Income from continuing operations	$0.80	$0.60	$2.52	$1.76
Income (loss) from discontinued operations	0.01	(0.02)	0.02	(0.07)
Net income	$0.81	$0.58	$2.54	$1.69
Diluted earnings per share:
Income from continuing operations	$0.68	$0.57	$2.13	$1.70
Income (loss) from discontinued operations	0.01	(0.02)	0.02	(0.07)
Net income	$0.69	$0.55	$2.15	$1.63

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,544	$21,850
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of taxes	(305)	939
Depreciation and amortization	6,268	4,149
Gain on sale of property	(7,152)	—
Pension expense	3,680	3,318
Deferred income taxes	2,664	407
Income from equity investment in joint venture	(166)	(75)
Changes in operating assets and liabilities:
Increase in trade receivables	(11,930)	(22,030)
Decrease (increase) in inventories	2,247	(19,501)
Decrease (increase) in prepaid expenses and other current assets	1,779	(754)
Increase in customer advances	398	3,897
Increase in accounts payable, accruals and other current liabilities	3,504	13,204
Decrease in long-term liabilities	(1,752)	(625)
Other – net	859	138
Net cash provided by operating activities from continuing operations	30,638	4,917
Net cash used in discontinued operations	(3,418)	(4,051)
Net cash provided by operating activities	27,220	866
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,278)	(2,864)
Proceeds from sale of available-for-sale securities	124,626	—
Purchase of marketable equity securities	(12,780)	—
Business acquisition, net of cash acquired	(9,883)	—
Proceeds from sale of property	7,555	—
Net cash provided by (used in) investing activities	91,240	(2,864)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	120,000
Debt issuance fees paid	—	(3,600)
Repayment of long-term debt	(947)	(668)
Repayment of collateral received from securities lending transaction	(124,619)	—
Decrease in restricted cash	29,033	—
Proceeds from exercise of stock options	1,474	3,352
Dividends paid	(3,705)	(3,881)
Purchase of treasury shares	(34,225)	(34,842)
Net cash (used in) provided by financing activities	(132,989)	80,361
(Decrease) increase in cash and cash equivalents	(14,529)	78,363
Cash and cash equivalents at beginning of year	80,679	24,138
Cash and cash equivalents at end of period	$66,150	$102,501

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation and Nature of Operations

The accompanying unaudited Consolidated Condensed Financial Statements of United Industrial Corporation (“United Industrial”) and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates and those differences could be material.

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

(Dollars in thousands)	Defense	Energy	Other	Totals
Three Months Ended September 30, 2005
Net sales	$116,815	$9,587	$—	$126,402
Gross profit	25,832	3,802	—	29,634
Income from equity investment in joint venture	114	—	—	114
Interest income (expense), net	104	63	(861)	(694)
Depreciation and amortization expense	2,185	73		2,258
Income (loss) before income taxes	13,794	1,388	(767)	14,415

Nine Months Ended September 30, 2005
Net sales	$328,586	$25,292	$—	$353,878
Gross profit	76,569	9,393	—	85,962
Income from equity investment in joint venture	166	—	—	166
Interest income (expense), net	220	150	(2,533)	(2,163)
Depreciation and amortization expense	6,045	223		6,268
Income (loss) before income taxes	45,453	2,478	(2,090)	45,841

(Dollars in thousands)	Defense	Energy	Other	Totals
Three Months Ended September 30, 2004
Net sales	$90,143	$8,576	$—	$98,719
Gross profit	21,461	3,300	—	24,761
Income from equity investment in joint venture	15	—	—	15
Interest income (expense), net	49	5	(157)	(103)
Depreciation and amortization expense	1,299	88	—	1,387
Income (loss) before income taxes	10,957	1,185	(132)	12,010

Nine Months Ended September 30, 2004
Net sales	$266,510	$23,417	$—	$289,927
Gross profit	61,285	9,013	—	70,298
Income from equity investment in joint venture	75	—	—	75
Interest income (expense), net	482	21	(502)	1
Depreciation and amortization expense	3,889	260	—	4,149
Income (loss) before income taxes	33,192	2,648	(425)	35,415

Note C - Earnings Per Share

Basic earnings per share for all periods presented were computed by dividing net earnings for the respective period by the weighted-average number of shares of the Company’s common stock outstanding during the period.  Diluted earnings per share was computed by dividing (i) net earnings during the period, adjusted to add back the after-tax interest charges incurred on the Company’s $120,000,000 aggregate principal amount of 3.75% Convertible Senior Notes due September 15, 2024, by (ii) the weighted-average number of shares of Common Stock outstanding during the period, adjusted to add the weighted-average number of potential dilutive common shares that would have been outstanding upon the assumed exercise of stock options and conversion of the 3.75% Convertible Senior Notes for Common Stock.

Options to purchase 189,000 shares of the Company’s Common Stock for the nine months ended September 30, 2005 and options to purchase 25,000 shares of the Company’s Common Stock for the three and nine months ended September 30, 2004 were not included in the computation of diluted earnings per share because their impact would be anti-dilutive.

Basic and diluted earnings per share amounts were computed as follows:

	Three Months Ended September 30,
	2005			2004
(Dollars in thousands, except per share data)	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic Earnings Per Share
Income from continuing operations	$9,314	11,652,025	$0.80	$7,744	12,810,916	$0.60

Effect of Dilutive Securities
Stock Options	—	286,421		—	487,288
3.75% Convertible Senior Notes	855	3,058,356		148	498,645
Diluted Earnings Per Share
Income from continuing operations	$10,169	14,996,802	$0.68	$7,892	13,796,849	$0.57

	Nine Months Ended September 30,
	2005			2004
(Dollars in thousands, except per share data)	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic Earnings Per Share
Income from continuing operations	$30,239	12,012,831	$2.52	$22,789	12,958,288	$1.76

Effect of Dilutive Securities
Stock Options	—	272,127		—	363,841
3.75% Convertible Senior Notes	2,449	3,058,356		148	167,428
Diluted Earnings Per Share
Income from continuing operations	$32,688	15,343,314	$2.13	$22,937	13,489,557	$1.70

Note D - Stock-Based Compensation

For each of the three and nine month periods ended September 30, 2005 and 2004, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related implementation guidance, whereby compensation cost for stock options is recognized in earnings based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock.  Had compensation cost been determined consistent with the fair value method set forth under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), for all awards under the plans, income and earnings per share from continuing operations would have decreased to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Income from continuing operations:
As reported	$9,314	$7,744	$30,239	$22,789
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of tax	(198)	(152)	(665)	(404)
Pro forma	$9,116	$7,592	$29,574	$22,385
Earnings per share from continuing operations:
As reported:
Basic	$0.80	$0.60	$2.52	$1.76
Diluted	0.68	0.57	2.13	1.70
Pro forma:
Basic	$0.78	$0.59	$2.46	$1.73
Diluted	0.66	0.56	2.09	1.67

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaced SFAS No. 123 and superseded SFAS No. 148 and APB No. 25 and its related implementation guidance.  SFAS No. 123R requires entities to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  SFAS No. 123R is effective for the Company as of the interim period that begins January 1, 2006.  The Company has not yet determined which method of adoption it will select.  Any impact recognized in the fair value of awards is not an allowable cost and will impact our net income.

Note E – Marketable Equity Securities

Available-for-sale securities are recorded at fair value.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.  Marketable equity securities at September 30, 2005, represent common stock of one entity.  Management expects that these securities will be sold within one year.  An unrealized gain of $334,000 was recorded in other comprehensive income at September 30, 2005.

Note F - Supplemental Balance Sheet and Cash Flow Information

Inventories consisted of the following components:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Finished goods and work-in-process	$31,071	$33,384
Materials and supplies	2,002	1,255
Total inventories	$33,073	$34,639

Other assets consisted of the following components:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Intangibles, net	$6,063	$4,060
Debt issuance costs, net	3,884	4,620
Investment in joint venture	1,782	1,616
Other	2,292	1,657
Total other assets	$14,021	$11,953

Other current liabilities consisted of the following components:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Customer advances	$5,974	$5,576
Accrual for contract losses	2,486	1,680
Accrued interest expense	224	1,364
Accrued liabilities	4,070	2,864
Other	2,633	3,458
Total other current liabilities	$15,387	$14,942

Cash paid for Federal income taxes during the nine months ended September 30, 2005 and 2004 was $10,100,000 and $6,680,000 respectively.  Cash paid for interest during the nine months ended September 30, 2005 and 2004 was $4,550,000 and $53,000 respectively.

Note G – Revolving Credit Facility

On July 18, 2005, the Company and AAI Corporation, a wholly owned subsidiary of the Company (“AAI”), entered into a $100,000,000 four-year revolving credit agreement (the “Credit Agreement”) with a syndicate of six banks, consisting of SunTrust Bank, as administrative agent and issuing bank, Citibank, F.S.B., Key Bank, PNC Bank, Commerce Bank and Provident Bank.  The Credit Agreement provides for a credit facility (the “Credit Facility”) consisting of a $100,000,000 Senior Secured Revolving Credit Facility with a $5,000,000 Swing Line and a $100,000,000 Letter of Credit sub-facility. The interest rate for loans made under this facility is thirty-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 1.25% and 2.00% based upon the Company’s leverage ratio.  As of September 30, 2005 the Company had $2,939,000 outstanding under the Letter of Credit sub-facility.

Pursuant to the terms of the Credit Agreement and the parent guaranty agreement dated as of July 18, 2005 (the “Parent Guaranty”), the Company has guarantied AAI’s obligations.  In addition, certain of AAI’s subsidiaries entered into a subsidiary guaranty agreement, dated as of July 18, 2005, whereby they guarantied the payment of AAI’s obligation under the Credit Agreement (the “Subsidiary Guaranty”).  The proceeds of the Credit Facility will be used to fund future acquisitions, finance capital expenditures, provide working capital, fund letters of credit, and for other general corporate purposes.  The Credit Agreement contains affirmative, negative and financial covenants customary for facilities of this type, including, among other things, maintenance of certain leverage and fixed charge coverage ratios, as well as minimum consolidated tangible net worth ratios, limits on the incurrence of debt and preferred equity, limits on the incurrence of liens, a limit on the making of dividends or distributions, limits on sales of assets and a limit on capital expenditures.

In connection with the Credit Agreement, United Industrial, AAI and certain of AAI’s subsidiaries entered into a security agreement, dated as of July 18, 2005, whereby they granted the lenders under the Credit Agreement, a first priority security interest in all of their assets.  The security interest was granted, with respect to AAI, to secure its obligations under the Credit Agreement and other loan documents to which it is a party, with respect to United Industrial, to secure its obligations under the Parent Guaranty and other loan documents to which it is a party, and with respect to AAI’s subsidiaries, to secure their obligations under the Subsidiary Guaranty and other loan documents to which they are a party.

In connection with the Credit Agreement, United Industrial entered into a parent pledge agreement, dated as of July 18, 2005, pursuant to which it pledged the capital stock of AAI to secure its obligations under the Parent Guaranty, the Credit Agreement, and other loan documents to which it is a party.  In addition, AAI and certain of its subsidiaries entered into a borrower pledge agreement, dated as of July 18, 2005, pursuant to which they pledged the capital stock of their subsidiaries, with respect to AAI, to secure its obligations under the Credit Agreement and other loan documents to which it is a party, and with respect to its subsidiaries, to secure their obligations under the Subsidiary Guaranty and other loan documents to which they are a party.

In connection with the Credit Agreement, AAI and certain of its subsidiaries entered into an environmental indemnity agreement, dated as of July 18, 2005, pursuant to which they agreed to indemnify the lenders under the Credit Agreement with respect to certain hazardous materials or environmental conditions that may affect certain property that the lenders encumbered in connection with the Credit Agreement.

Note H – Secured Borrowing

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

Note I - Pension and Other Post-retirement Benefits

The following table provides the components of net periodic pension benefit cost for the three and nine months ended September 30, 2005 and 2004:

	Pension Benefits Three Months Ended September 30,		Pension Benefits Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Service cost	$819	$736	$2,437	$2,236
Interest cost	2,576	2,651	7,733	7,794
Expected return on plan assets	(3,213)	(3,146)	(9,632)	(9,460)
Net amortization and deferral:
Amortization of prior service cost	69	46	207	136
Amortization of actuarial loss	1,019	1,200	3,128	2,887
Net periodic pension benefit cost	$1,270	$1,487	$3,873	$3,593

The following table provides the components of other post-retirement benefit cost for the three and nine months ended September 30, 2005 and 2004:

	Other Post-retirement Benefits Three Months Ended September 30,		Other Post-retirement Benefits Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Service cost	$48	$37	$143	$130
Interest cost	297	327	890	952
Net amortization and deferral:
Amortization of prior service cost	(5)	(11)	(14)	(31)
Amortization of actuarial loss	3	41	9	—
Other post-retirement benefit cost	$343	$394	$1,028	$1,051

The following table provides the Company’s contributions to and benefits paid under pension and other post-retirement benefit plans:

	Pension Benefits Nine Months Ended September 30,		Other Post-retirement Benefits Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Expected fiscal year contributions reported at the end of the prior year:
Employer	$244	$259	$3,007	$2,572
Employee	—	—	—	172
	244	259	3,007	2,744

Actual contributions made in the current year	193	223	2,347	2,058
Remaining contributions expected to be made in the current year	51	36	752	686
Total expected current year contributions	244	259	3,099	2,744
Difference from expectations at end of the prior year	$—	$—	$92	$—

Effective July 1, 2004, the Company adopted FSP No. FAS 106-2 and includes the effects of the Medicare Act of 2003 in its measurement of net periodic post-retirement benefit cost and accumulated post-retirement benefit obligations (“APBO”).

Note J - Other Operating Expenses, Net and Other Non-Operating Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Other operating expenses, net
Amortization of intangible assets	$55	$55	$166	$166
Amortization of facility consolidation costs	47	64	136	210
Amortization of deferred compensation liability	(16)	(25)	(48)	(81)
Asbestos litigation expense	208	—	422	—
Other (income) expense, net	(14)	(7)	128	(22)
Total other operating expenses, net	$280	$87	$804	$273

Other non-operating income (expense), net
Royalties and commissions	$23	$14	$41	$70
Rental income	14	14	44	42
Gain from change in fair value of embedded derivatives underlying long-term debt	81	—	382	—
Other income (expense), net	(159)	44	329	48
Total other non-operating income (expense), net	$(41)	$72	$796	$160

Note K - Comprehensive Income

The following table sets forth the components of other comprehensive income and total comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Net income	$9,426	$7,470	$30,544	$21,850
Other comprehensive income (loss), net of tax:
Minimum pension liability, net of tax of $627 in 2004	—	—	—	627
Unrealized gain on marketable securities	179	—	334	—
Loss on foreign currency translation	(176)	—	(418)	—
Total comprehensive income	$9,429	$7,470	$30,460	$22,477

Note L – Acquisitions

On April 4, 2005, the Company acquired ESL, an electronic warfare systems company based in the United Kingdom.  The net purchase price was $10,363,000 in cash.  The operating results of ESL have been included in the consolidated financial statements of the Company since April 4, 2005.  The purchase price of this business has been preliminarily allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill.  The estimates related to the acquired assets and liabilities have not been finalized at September 30, 2005, specifically, the Company is awaiting the completion of the identification and valuation of intangible assets acquired.  The Company expects these analyses to be completed by December 2005.

The following table summarizes the preliminary estimated fair value of the assets and liabilities assumed at April 4, 2005.

(Dollars in thousands)	At April 4, 2005

Cash and equivalents	$479
Current assets	3,054
Property and equipment	384
Intangible assets	2,486
Goodwill	5,684
Total assets acquired	12,087

Current liabilities	1,724
Total liabilities assumed	1,724
Net assets acquired	$10,363

The acquired intangible assets, all of which are being amortized and relate primarily to contract related intangibles, have an estimated weighted average useful life of approximately seven years.  The goodwill is expected to be fully deductible for U.S. tax purposes. Aggregate amortization expense for amortizing intangible assets was $173,010 at September 30, 2005.  Estimated amortization expense for the next five years is $258,691 in 2005, $342,724 in 2006, $342,724 in 2007, $342,724, in 2008, and $342,724 in 2009.  This acquisition is not considered to be material, so, pro-forma information is not presented.

Note M - Discontinued Operations

Assets and liabilities of the discontinued transportation operations, which have been reclassified to Assets of discontinued operations and Liabilities of discontinued operations and summarized in the accompanying Consolidated Condensed Balance Sheets, respectively, were as follows:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Current assets:
Trade receivables from affiliate	$39,322	$39,322
Less allowances	(39,322)	(39,322)
Prepaid expenses and other current assets	51	51
Deferred taxes	11,827	13,494
Other receivables from affiliate	12,957	11,278
Less allowances	(12,957)	(11,278)
Total current assets	$11,878	$13,545
Current liabilities:
Accounts payable	$174	$937
Accrued employee compensation and taxes	141	164
Other current liabilities	11,270	11,270
Accrual for contract losses	1,592	6,164
Other	—	31
Total current liabilities	$13,177	$18,566

Summary results of the transportation operations, which have been classified separately as discontinued operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Revenue	$—	$—	$—	$—
Income (loss) before income taxes	442	(421)	1,041	(1,444)
(Provision for) benefit from income taxes	(330)	147	(736)	505
Income (loss) from discontinued transportation operations, net of income taxes	$112	$(274)	$305	$(939)

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2004
Net cash provided by (used in) discontinued operations:
Net income (loss)	$305	$(939)
Changes in operating assets and liabilities	(787)	(397)
Increase in deferred income tax assets	1,667	819
Decrease in accrual for contract losses and other	(4,603)	(3,534)
Net cash used in discontinued transportation operations	$(3,418)	$(4,051)

Note N - Commitments and Contingencies

In the normal course of its continuing and discontinued business, various lawsuits, claims and legal proceedings have been or may be instituted or asserted against or by the Company.  Based on currently available facts, the Company believes, except as otherwise set forth below, that the disposition of matters pending or asserted against the Company will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

ASBESTOS

History

United Industrial and Detroit Stoker, have been named as defendants in asbestos-related personal injury litigation. Neither United Industrial nor Detroit Stoker fabricated, milled, mined, manufactured or marketed asbestos, and neither United Industrial nor Detroit Stoker made or sold insulation products or other construction materials that have been identified as the primary cause of asbestos-related disease in the vast majority of claimants. Rather, United Industrial and Detroit Stoker made several products, some of the parts and components of which used asbestos-containing material fabricated and provided by third parties. The use of asbestos-containing materials ceased in approximately 1981.

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

Settlements

To date, settlements of claims against United Industrial and/or Detroit Stoker have been made without any admission of liability by United Industrial and/or Detroit Stoker. Settlement amounts may vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the claimant, the existence or absence of other possible causes of the claimant’s alleged illness, and the availability of legal defenses, as well as whether the action is brought alone or as part of a group of claimants. Before paying any settlement amount, United Industrial and/or Detroit Stoker require proof of exposure to their asbestos-containing products and proof of injury to the plaintiff. In addition, the claimant is required to execute a release of United Industrial, Detroit Stoker and associated parties, from any liability for asbestos-related injuries or claims.

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

Based on the assumptions employed by and the report prepared by the insurance consultant, other variables, and the report prepared by the asbestos liability consultant, which is discussed below, the Company recorded an estimated insurance recovery as of December 31, 2002, of $20,343,000 reflecting the estimate determined to be probable of being available to mitigate United Industrial’s and Detroit Stoker’s potential asbestos liability through 2012.  The Company continuously evaluates this insurance receivable and believes it is appropriately valued at September 30, 2005.

Quantitative Claims Information

As of September 30, 2005, United Industrial and/or Detroit Stoker were named in asbestos litigation pending in Arkansas, California, Louisiana, Michigan, Minnesota, Mississippi, New Jersey, New York and North Dakota. As of September 30, 2005, there were approximately 12,897 pending claims, compared to approximately 21,123 pending claims as of December 31, 2004 and approximately 21,114 pending claims as of September 30, 2004.  During 2004, Detroit Stoker was named as a defendant in two cases in Arkansas alleging personal injuries to one and approximately 199 plaintiffs, respectively, as a result of silica and/or refractory ceramic fiber exposure in addition to asbestos exposure.  The pleadings in these two cases name approximately 32 and 68 defendants, respectively, and include no allegations specific to Detroit Stoker.  Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate from period to period and may not be indicative of the trend in future claims, settlements or dismissals. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought. In addition, the direct asbestos-related expenses of United Industrial and Detroit Stoker for defense and indemnity for the past five years were not material.

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

Given the inherent uncertainty in making future projections and that United Industrial and Detroit Stoker periodically receive potentially material new information from claimants and their counsel that relates to the factual basis of their asserted and unasserted claims, United Industrial and Detroit Stoker plan on a periodic basis, to have either (1) the key assumptions used in projecting the future asbestos-related liabilities and defense costs of United Industrial and Detroit Stoker validated or (2) the projections of current and future asbestos claims re-examined, and United Industrial and Detroit Stoker will update them if needed based on the experience of United Industrial and Detroit Stoker and other relevant factors, such as changes in the tort system and the resolution of bankruptcies of various asbestos defendants.

In connection with the preparation of its annual report on Form 10-K for the year ended December 31, 2004, United Industrial provided the asbestos consulting firm with updated information regarding asbestos cases filed against United Industrial and/or Detroit Stoker, and asked the consulting firm to perform a validation of its 2002 report.  In particular, the consulting firm was asked if it would use the same methodology to calculate future asbestos liability and if the assumptions used in 2002 are still valid.  The consulting firm reported that nothing had come to their attention in the intervening period that would call into question the central assumptions underlying the report, or the report’s ten-year estimate of United Industrial’s and Detroit Stoker’s future potential liability.  The Company’s asbestos liability was $31,852,000 and $31,334,000 at September 30, 2005 and 2004, respectively, and its insurance receivables for asbestos-related liabilities were $20,343,000 and $20,236,000 at September 2005 and 2004, respectively.  These figures reflect the Company’s policy of maintaining a ten-year estimate of future liability, the period in which such costs are deemed to be reasonably estimable.

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

In 1996, United Industrial entered into a consent decree with ADEQ. Pursuant to the consent decree, United Industrial is required to complete a Remedial Investigation/Feasibility Study (“RI/FS”), pay $125,000 for past response costs, pay quarterly Arizona oversight costs (averaging less than $10,000 annually) and pay $125,000 for future response costs plus a graduated percentage of the cleanup costs for the site if those costs are in excess of $10,000,000 but less than $40,000,000. United Industrial’s liability for future response costs under the consent decree is capped at $1,780,000 in addition to the $125,000 that United Industrial has already paid. In connection with the RI/FS, United Industrial has retained and is paying for an environmental consultant.  The Remedial Investigation was submitted to ADEQ for approval on March 31, 2004 and was approved by ADEQ on August 9, 2004.  In March 2005, ADEQ issued its Proposed Remedial Objectives Report for public comment.  ADEQ received no substantive comments regarding the report, and in May 2005, ADEQ issued is final Remedial Objectives Report.  United Industrial is required to submit to ADEQ a Feasibility Study and Proposed Remedies to meet ADEQ’s May 2005 Remedial Objectives.  Management believes that it will reach closure with ADEQ on all RI/FS issues on an acceptable basis to United Industrial following approval of the Feasibility Study.  No assurances can be given, however, as to the actual extent to which United Industrial may be determined to have further liability, if at all.

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

PERFORMANCE GUARANTIES

In connection with certain contracts, United Industrial’s operating subsidiaries have committed to certain performance guaranties existing at September 30, 2005. The ability to perform under these guaranties may, in part, be dependent on the performance of other parties, including partners and subcontractors. If United Industrial’s operating subsidiaries are unable to meet these performance obligations, the performance guaranties could have a material adverse effect on profit margins and the Company’s results of operations, liquidity or financial position. United Industrial’s operating subsidiaries monitor the progress of their partners and subcontractors, and United Industrial and its operating subsidiaries do not believe that the performance of these partners and subcontractors will adversely affect these contracts.  No assurances can be given, however, as to the liability of United Industrial’s operating subsidiaries if partners or subcontractors are unable to perform their obligations.

DISCONTINUED TRANSPORTATION OPERATION

MUNI Contract

In connection with the discontinued Transportation operations, AAI owns 35% of Electric Transit, Inc. (“ETI”).  Skoda a.s. (“Skoda”), a Czech company, owns the remaining 65% of ETI.  ETI’s one remaining production contract with the San Francisco Municipal Railway (“MUNI”) involves the design and manufacture of 273 electric trolley buses (“ETBs”). In executing its contract with MUNI, ETI entered into subcontracts with AAI, certain Skoda operating affiliates and others. AAI and the Skoda operating affiliates have completed delivery of their respective scopes of work to support the delivery of the ETB’s to MUNI and the Skoda operating affiliates are now subject to warranty requirements. Skoda’s operating affiliates have continued to deliver products and services under their subcontracts with ETI through September 2005.

Following Skoda’s bankruptcy declaration in 2001 in the Czech Republic, effective as of 2002, AAI began recording 100%, instead of 35%, of ETI’s losses and income in accordance with the equity method of accounting applicable to minority shareholders.  Although AAI has completed performance on its subcontract with ETI on the MUNI contract, AAI has continued to provide ETI with personnel and other financial support in order to enable ETI to satisfy certain of its remaining commitments to MUNI.

As of April 22, 2004, ETI and MUNI finalized an agreement to modify the original MUNI contract (“Modification No. 6”) under which ETI assigned its remaining subcontractor obligations to MUNI and MUNI relieved ETI of its warranty, performance and certain related bonding obligations, as well as other obligations under its ETB contract with MUNI, except for the performance of a defined scope of work related to modifications of ETB hardware, which have been completed.

In conjunction with Modification No. 6, AAI executed a guaranty agreement with MUNI as of April 22, 2004 (the “Guaranty Agreement”) that assures performance of certain of ETI’s obligations under Modification No. 6. In conjunction with the Guaranty Agreement, AAI obtained a release from its subcontrctor warranty and all further obligations under its subcontract in exchange for a cash payment to MUNI of $500,000 and other consideration.  AAI’s sole remaining obligation under the Guaranty Agreement is to provide the services of three engineers and one purchasing expediter through April 2006.  The Company believes that it has adequately provided for its obligations under the Guaranty Agreement in its existing loss reserves.

As required by MUNI, ETI obtained a surety bond to guaranty payment to all those providing labor and materials to ETI in furtherance of its performance under the MUNI contract.  AAI agreed to indemnify the surety, if necessary, for up to $14,800,000 on this labor and materials bond, representing 35% of the original face value of the bond (in proportion to AAI’s equity interest in ETI). On November 18, 2003, AAI provided the surety with notice of its claim against the labor and materials bond for unpaid receivables in connection with AAI’s MUNI subcontract from ETI, totaling in excess of $47,000,000, the maximum penal sum of the labor and materials bond. AAI’s payment rights under the labor and materials bond (among other claims) are currently at issue in a case before the Federal court in the Northern District of California.  Prior to final adjudication of this case, there can be no assurances as to the amount or timing of a recovery by AAI, if any, on its claim on the labor and materials bond.  To date no amount of recovery has been recorded by AAI.

Note O – Dividends

The Company’s Board of Directors declared a dividend of $0.10 per share on its common stock for each quarter for the nine months ended September 30, 2005 and 2004.

For the quarter ended	Total amount dividends paid	Date dividends were paid
March 31, 2005	$1,230,089	March 31, 2005
June 30, 2005	$1,234,479	May 30, 2005
September 30, 2005	$1,239,459	August 31, 2005
March 31, 2004	$1,313,236	March 31, 2004
June 30, 2004	$1,292,646	May 28, 2004
September 30, 2004	$1,305,109	August 17, 2004

Note P – Issuer Purchases of Equity Securities

On September 7, 2005, the Board of Directors of the Company authorized a stock purchase plan for up to $15,000,000.  The Company repurchased a total of 262,578 shares with an average price of $35.22 during the three months ended September 30, 2005.  As of September 30, 2005, there remained $5,744,000 available under the subject authorization for future purchases.  During October 2005, an additional 163,049 shares were purchased with an average purchase price of $35.16, utilizing the remaining funds under the plan.

On March 10, 2005, the Company’s Board of Directors of the Company authorized a stock purchase plan for up to $25,000,000.  During the first six months of 2005, a total of 735,345 shares were repurchased under the plan for an aggregate amount of $25,000,000, or an average price of $33.97 per share, utilizing all funds available under the March 10, 2005 stock purchase plan.

In September 2004, the Company purchased 850,400 shares of its Common Stock for approximately $24,356,000, or $28.64 per share, using a portion of the net proceeds from the issuance and sale in September 2004 of the 3.75% Convertible Senior Notes.  These shares were purchased concurrently with the sale of the 3.75% Convertible Senior Notes in privately negotiated transactions.

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

Note Q - Restructuring Charges

(Dollars in thousands)	Severance	Employee Relocation	Facility Relocation	Facility Closing Costs	Total

Defense segment
Reserve balance at December 31, 2004	$160	$169	$74	$—	$403
Restructuring charges	349	418	—	1,161	1,928
Paid or otherwise settled	(436)	(587)	(74)	(1,161)	(2,258)
Reserve balance at September 30, 2005	$73	$—	$—	$—	$73

Energy segment
Reserve balance at December 31, 2004	$—	$—	$—	$—	$—
Restructuring charges	88	—	61	84	233
Paid or otherwise settled	(88)	—	(61)	(84)	(233)
Reserve balance at September 30, 2005	$—	$—	$—	$—	$—

Note R - Supplemental Guarantor Information

In September 2004, United Industrial issued and sold $120,000,000 aggregate principal amount of 3.75% Convertible Senior Notes, which are fully and unconditionally guarantied by AAI, the Company’s wholly-owned subsidiary that constitutes the Defense segment.  The 3.75% Convertible Senior Notes are not guarantied by Detroit Stoker, the Company’s wholly-owned subsidiary that constitutes the Energy segment.  The following condensed consolidating financial information sets forth supplemental information for United Industrial, the parent company, AAI, the guarantor subsidiary, and Detroit Stoker, the non-guarantor subsidiary, as of September 30, 2005 and December 31, 2004, and for the three-month and nine-month periods ended September 30, 2005 and 2004.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2005

(Dollars in thousands)

(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

ASSETS
Current Assets
Cash and cash equivalents	$52,335	$3,272	$10,543	$—	$66,150
Marketable equity securities	13,109	—	—	—	13,109
Securities pledged to creditors
Restricted cash	—	4,812	—	—	4,812
Trade receivables, net	459	56,331	4,170	—	60,960
Inventories	(516)	30,616	2,973	—	33,073
Other current assets	991	8,488	815	(199)	10,095
Assets of discontinued operations	—	11,878	—	—	11,878
Total current assets	66,378	115,397	18,501	(199)	200,077
Insurance receivable - asbestos litigation	—	—	20,343	—	20,343
Property and equipment, net	—	38,390	1,814		40,204
Other assets	11,520	33,406	2,493	(17,110)	30,309
Intercompany receivables	—	293	—	(293)	—
Investment in consolidated subsidiaries	76,806	—	—	(76,806)	—
	$154,704	$187,486	$43,151	$(94,408)	$290,933

LIABILITIES AND SHAREHOLDERS’EQUITY
Current portion of long-term debt	$—	$964	$—	$—	$964
Other current liabilities	3,869	62,021	5,606	(15,556)	55,940
Liabilities of discontinued operations	—	13,177	—	—	13,177
Total current liabilities	3,869	76,162	5,606	(15,556)	70,081
Long-term debt	120,000	1,053	—	—	121,053
Asbestos litigation liability	—	—	31,852	—	31,852
Other long-term liabilities	2,809	44,835	11,851	(17,110)	42,385
Intercompany (receivables) payables	35,199	(50,633)	345	15,089	—
Shareholders’ equity (deficit)	(7,173)	116,069	(6,503)	(76,831)	25,562
	$154,704	$187,486	$43,151	$(94,408)	$290,933

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2004

(Dollars in thousands)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$129	$72,269	$8,281	$—	$80,679
Securities pledged to creditors	124,626	—	—	—	124,626
Restricted cash	25,000	8,845	—	—	33,845
Trade receivables, net	17	44,152	2,489	—	46,658
Inventories	—	31,957	2,682	—	34,639
Other current assets	3,295	8,283	909	(22)	12,465
Assets of discontinued operations	—	13,545	—	—	13,545
Total current assets	153,067	179,051	14,361	(22)	346,457
Insurance receivable - asbestos litigation	—	—	20,343	—	20,343
Property and equipment, net	—	25,643	2,002	—	27,645
Other assets	12,258	25,844	2,499	(14,718)	25,883
Intercompany receivables	—	141	—	(141)	—
Investment in consolidated subsidiaries	78,050	—	—	(78,050)	—
	$243,375	$230,679	$39,205	$(92,931)	$420,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$958	$—	$—	$958
Payable under securities loan agreement	124,619	—	—	—	124,619
Other current liabilities	5,466	41,179	3,689	(22)	50,312
Liabilities of discontinued operations	—	18,566	—	—	18,566
Total current liabilities	130,085	60,703	3,689	(22)	194,455
Long-term debt	120,000	2,000	—	—	122,000
Asbestos litigation liability	—	—	31,852	—	31,852
Other long-term liabilities	2,152	41,253	11,768	(14,718)	40,455
Intercompany (receivables) payables	(40,428)	40,528	41	(141)	—
Shareholders’ equity (deficit)	31,566	86,195	(8,145)	(78,050)	31,566
	$243,375	$230,679	$39,205	$(92,931)	$420,328

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2005

(Dollars in thousands)

(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

Net sales	$—	$116,815	$9,587	$—	$126,402
Cost of sales	—	90,983	5,785	—	96,768
Gross profit	—	25,832	3,802	—	29,634
Selling and administrative expenses	—	11,994	2,324	—	14,318
Other operating income (expense) - net	16	(103)	(193)	—	(280)
Total operating income	16	13,735	1,285	—	15,036
Non-operating income and (expense):
Interest income	510	156	64	—	730
Interest expense	(1,371)	(52)	(1)	—	(1,424)
Equity in net income of joint venture		114			114
Intercompany interest income (expense)	1	—	(1)	—	—
Other income (expense) - net	78	(159)	40	—	(41)

	(782)	59	102	—	(621)
(Loss) income from continuing operations before income taxes	(766)	13,794	1,387	—	14,415
Benefit from (provision for) income taxes	255	(4,891)	(465)	—	(5,101)
(Loss) income from continuing operations	(511)	8,903	922	—	9,314
Income from discontinued operations – net of income tax benefit	—	112	—	—	112
Income from investment in subsidiaries	9,937	—	—	(9,937)	—
Net income (loss)	$9,426	$9,015	$922	$(9,937)	$9,426

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2004

(Dollars in thousands)

(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

Net sales	$—	$90,143	$8,576	$—	$98,719
Cost of sales	—	68,682	5,276	—	73,958
Gross profit	—	21,461	3,300	—	24,761
Selling and administrative expenses	—	10,492	2,156	—	12,648
Other operating income (expense)- net	25	(120)	8	—	(87)
Total operating income	25	10,849	1,152	—	12,026
Non-operating income and (expense):
Interest income	63	68	20	—	151
Interest expense	(235)	(19)	—	—	(254)
Intercompany interest income (expense)	15	—	(15)	—	—
Other income - net		59	28	—	87
	(157)	108	33	—	(16)
(Loss) income from continuing operations before income taxes	(132)	10,957	1,185	—	12,010
Benefit from (provision for) income taxes	37	(3,852)	(451)	—	(4,266)
(Loss) income from continuing operations	(95)	7,105	734	—	7,744
Loss from discontinued operations – net of income tax benefit	—	(274)	—	—	(274)
Income from investment in subsidiaries	7,565	—	—	(7,565)	—
Net income (loss)	$7,470	$6,831	$734	$(7,565)	$7,470

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2005

(Dollars in thousands)

(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

Net sales	$—	$328,586	$25,292	$—	$353,878
Cost of sales	—	252,017	15,899	—	267,916
Gross profit	—	76,569	9,393	—	85,962
Selling and administrative expenses	—	38,555	6,713	—	45,268
Other operating income (expense), net	48	(460)	(392)	—	(804)
Total operating income	48	37,554	2,288	—	39,890
Non-operating income and (expense):
Interest income	1,946	382	151	—	2,479
Interest expense	(4,479)	(162)	(1)	—	(4,642)
Intercompany interest income (expense)	4	—	(4)	—	—
Other income, net	395	7,679	40	—	8,114
	(2,134)	7,899	186	—	5,951
(Loss) income from continuing operations before income taxes	(2,086)	45,453	2,474	—	45,841
Benefit from (provision for) income taxes	697	(15,466)	(833)	—	(15,602)
(Loss) income from continuing operations	(1,389)	29,987	1,641	—	30,239
Income from discontinued operations, net of income tax provision	—	305	—	—	305
Income from investment in subsidiaries	31,933	—	—	(31,933)	—
Net income (loss)	$30,544	$30,292	$1,641	$(31,933)	$30,544

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2004

(Dollars in thousands)

(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

Net sales	$—	$266,510	$23,417	$—	$289,927
Cost of sales	—	205,225	14,404	—	219,629
Gross profit	—	61,285	9,013	—	70,298
Selling and administrative expenses	—	28,326	6,520	—	34,846
Other operating income (expense), net	81	(376)	22	—	(273)
Total operating income	81	32,583	2,515	—	35,179
Non-operating income and (expense):
Interest income	63	170	48	—	281
Interest expense	(235)	(45)	—	—	(280)
Intercompany interest (expense) income	(330)	357	(27)	—	—
Other (expense) income, net	(4)	127	112	—	235
	(506)	609	133	—	236
(Loss) income from continuing operations before income taxes	(425)	33,192	2,648	—	35,415
Benefit from (provision for) income taxes	140	(11,752)	(1,014)	—	(12,626)
(Loss) income from continuing operations	(285)	21,440	1,634	—	22,789
Loss from discontinued operations, net of income tax benefit	—	(939)	—	—	(939)
Income from investment in subsidiaries	22,135	—	—	(22,135)	—
Net income (loss)	$21,850	$20,501	$1,634	$(22,135)	$21,850

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2005

(Dollars in thousands)

(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

OPERATING ACTIVITIES:
Cash flows (used in) provided by continuing operations	$(11,637)	$39,920	$2,355	$—	$30,638
Cash flows used in discontinued operations	—	(3,418)	—	—	(3,418)
Net cash (used in) provided by operating activities	(11,637)	36,502	2,355	—	27,220
INVESTING ACTIVITIES:
Purchase of property and equipment	—	(18,185)	(93)	—	(18,278)
Proceeds from sale of available-for-sale securities	124,626	—	—	—	124,626
Investments in marketable equity securities	(12,780)	—	—		(12,780)
Business acquisition, net of cash acquired	—	(9,883)	—	—	(9,883)
Proceeds from sale of property	—	7,555	—	—	7,555
Net cash provided by (used in) investing activities	111,846	(20,513)	(93)		91,240
FINANCING ACTIVITIES:
Repayment of collateral received from securities lending transaction	(124,619)	—	—	—	(124,619)
Repayment of long-term debt	—	(947)	—	—	(947)
Proceeds from exercise of stock options	1,474	—	—	—	1,474
Dividends paid	(3,705)	—	—	—	(3,705)
Decrease in restricted cash	25,000	4,033	—	—	29,033
Purchase of treasury shares	(34,225)	—	—	—	(34,225)
Intercompany	88,072	(88,072)	—	—	—
Net cash (used in) provided by financing activities	(48,003)	(84,986)	—	—	(132,989)
Increase (decrease) in cash and cash equivalents	52,206	(68,997)	2,262	—	(14,529)
Cash and cash equivalents at beginning of year	129	72,269	8,281	—	80,679
Cash and cash equivalents at end of period	$52,335	$3,272	$10,543	$—	$66,150

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004

(Dollars in the thousands)

(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

OPERATING ACTIVITIES:
Cash flows provided by (used in) continuing operations	$2,976	$653	$1,288	$—	$4,917
Cash flows used in discontinued operations	—	(4,051)	—	—	(4,051)
Net cash provided by (used in) operating activities	2,976	(3,398)	1,288	—	866
INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,661)	(203)	—	(2,864)
Net cash used in investing activities	—	(2,661)	(203)	—	(2,864)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	120,000	—	—	—	120,000
Debt issuance fees paid	(3,600)	—	—	—	(3,600)
Repayment of long-term debt	—	(668)	—	—	(668)
Proceeds from exercise of stock options	3,352	—	—	—	3,352
Dividends paid	(3,881)	—	—	—	(3,881)
Purchase of treasury shares	(34,842)	—	—	—	(34,842)
Intercompany	(84,348)	82,740	1,608	—	—
Net cash (used in) provided by financing activities	(3,319)	82,072	1,608	—	80,361
(Decrease) increase in cash and cash equivalents	(343)	76,013	2,693	—	78,363
Cash and cash equivalents at beginning of year	648	17,482	6,008	—	24,138
Cash and cash equivalents at end of period	$305	$93,495	$8,701	$—	$102,501

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements which include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards.  These forward-looking statements are subject to risks and uncertainties, which could cause the actual results or performance of United Industrial Corporation and its subsidiaries (collectively, the “Company”) to differ materially from those expressed or implied in such statements.  These risks and uncertainties include, but are not limited to, the following:

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

•                  the integration of acquisitions;

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

The continuing operations of the Company consist of two business segments: Defense and Energy.  Costs related to the continuing operations that are not identified with the two business segments primarily relate to financing costs and are grouped under the heading Other.  The operations of the Defense and Energy segments are conducted principally through its two wholly-owned subsidiaries, AAI and Detroit Stoker, respectively.  The following information primarily relates to the continuing operations of the Company and its consolidated subsidiaries.  The Company has a transportation operation that is accounted for as discontinued operations, and is discussed separately in the information that follows.

The Company’s net sales increased to $126,402,000 in the third quarter of 2005 from $98,179,000 during the same period in 2004.  In addition, the Company continued to focus on its core Defense segment, which accounted for approximately 92.4% and 91.3% of total consolidated net sales from continuing operations during the third quarter of 2005 and 2004, respectively.  In the third quarter of 2005, the Defense segment reported a 29.6% increase in net sales compared to the same period of 2004 primarily due to greater logistical support related to an increasing number of fielded Shadow® 200 Tactical Unmanned Aerial Vehicle (“TUAV”) Systems in 2005.  In addition, growth in the volume of the Advanced Boresight Equipment (“ABE”) Systems, the addition of the Biological Detection Systems program awarded in the third quarter of 2004, and sales by ESL Defence (“ESL”), an electronic warfare systems company acquired in the second quarter of 2005, contributed to the higher sales in 2005.

Revolving Credit Facility

On July 18, 2005, the Company and AAI entered into a $100,000,000 four-year revolving credit agreement (the “Credit Agreement”) with a syndicate of six banks, consisting of SunTrust Bank, as administrative agent and issuing bank, Citibank, F.S.B., Key Bank, PNC Bank, Commerce Bank and Provident Bank.  The Credit Agreement provides for a credit facility (the “Credit Facility”) consisting of a $100,000,000 Senior Secured Revolving Credit Facility with a $5,000,000 Swing Line and a $100,000,000 Letter of Credit sub-facility.

Pursuant to the terms of the Credit Agreement and the parent guaranty agreement dated as of July 18, 2005 (the “Parent Guaranty”), the Company has guarantied AAI’s obligations.  The proceeds of the Credit Facility will be used to fund future acquisitions, finance capital expenditures, provide working capital, fund letters of credit, and for other general corporate purposes.

Gain on Sale of Property

In January 2005, the Company sold approximately 26 acres of undeveloped property adjacent to its Hunt Valley, Maryland facility for $8,105,000, which yielded proceeds of $7,555,000, net of selling expenses and closing costs.  The Company recognized a pre-tax gain on the sale of this property in the first quarter of 2005 of approximately $7,152,000.  On March 4, the Company purchased a new facility for $5,085,000 in South Carolina for AAI Services Corporation (“AAI Services”), a wholly-owned subsidiary of AAI, to support the growth in their operations.  Substantially all the remaining net proceeds were disbursed from a qualified intermediary account by July 11, 2005, and were used for improvements to the facility.  As a result, the Company expects that it will be able to defer paying substantially all of the income tax obligation incurred in connection with the gain on the sale of the property in Hunt Valley, in accordance with Section 1031(b) of the Internal Revenue Code.

Restructuring Activities

During the fourth quarter of 2004, the managements of both AAI and Detroit Stoker developed plans to maximize efficiencies by streamlining certain of their operations, in accordance with the Company’s previously disclosed strategic initiatives.

AAI began reorganizing the operations of its fluid test systems product area in the Defense segment in order to realize certain operating efficiencies.  These activities are expected to result in total cash charges of approximately $2,700,000, of which approximately $600,000 was expensed and $200,000 was paid in 2004.  In the third quarter of 2005, an additional $39,000 was expensed and $215,000 was paid or otherwise settled.  For the nine months ended September 30, 2005, $1,928,000 was expensed and $2,258,000 was paid or otherwise settled.  The remaining expenses of approximately $172,000 and cash charges of approximately $242,000 are expected to be recognized in, and paid by, the Defense segment’s operations during the remainder of 2005 as the obligations are incurred and paid, respectively.

As a result of the planned reduction in its work force, Detroit Stoker recognized a curtailment charge of approximately $1,959,000 to accelerate the amortization of prior service cost and recognize enhanced benefits for one of its pension benefit plans in the fourth quarter of 2004.  In the first quarter of 2005, Detroit Stoker reduced its employee base as contemplated under this plan.  Most of the manufacturing operations previously performed at Detroit Stoker’s facilities have been outsourced to lower-cost producers.  As a result of the reduction in Detroit Stoker’s workforce, the Company recognized severance charges in the Energy segment of approximately $17,000 in the third quarter of 2005.  The Company also recognized $47,000 in facility relocation cost and other restructuring activities in the third quarter of 2005. For the nine months ended September 30, 2005, the Energy segment recognized severance charges of $88,000 and facility relocation cost and facility closure cost of $145,000.  Additional costs associated with Detroit Stoker’s restructuring plan will be paid and charged to operations in 2005 as the liabilities are incurred, which are estimated to be approximately $59,000.

Acquisition of ESL

On April 4, 2005, the Company acquired ESL Defence Limited (“ESL”), an electronic warfare (“EW”) systems company based in the United Kingdom.  The net purchase price was $10,363,000 in cash.  ESL is a designer and producer of electro optical (“EO”) test and simulation products for use on flight lines and in aircraft maintenance facilities.  The simulators are used to assess the operational readiness of sophisticated missile warning and countermeasures self-protection systems used on military aircraft.  ESL’s EO simulators are also used at military test, evaluation, and training ranges to evaluate the effectiveness of new self- protection systems and to train pilots for combat readiness.  In addition, ESL specializes in EW related research, study, and in-service support activity for U.K. government agencies and prime contractors both in the United Kingdom and the United States.  For the three and nine months ended September 30, 2005, ESL contributed net sales of $2,646,000 and $4,705,000, respectively.

Results of Operations

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, and the discussion included in its Annual Report on Form 10-K for the year ended December 31, 2004.

Overview of Consolidated Results

Three and Nine Months Ended September 30, 2005 Compared to the Three and Nine Months Ended September 30, 2004

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2005	2004	$	%	2005	2004	$	%

Net sales	$126,402	$98,719	$27,683	28.0%	$353,878	$289,927	$63,951	22.1%
Gross profit	29,634	24,761	4,873	19.7%	85,962	70,298	15,664	22.3%
Selling and administrative expenses	14,318	12,648	1,670	13.2%	45,268	34,846	10,422	29.9%
Operating income	15,036	12,026	3,010	25.0%	39,890	35,179	4,711	13.4%
Non-operating income (expense)	(621)	(16)	605	3781.3%	5,951	236	5,715	2421.6%
Income from continuing operations, net of income taxes	9,314	7,744	1,570	20.3%	30,329	22,789	7,450	32.7%

Defense Segment

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2005	2004	$	%	2005	2004	$	%

Net sales	$116,815	$90,143	$26,672	29.6%	$328,586	$266,510	$62,076	23.3%
Gross profit	25,832	21,461	4,371	20.4%	76,569	61,285	15,284	24.9%
Selling and administrative expenses	11,994	10,492	1,502	14.3%	38,555	28,326	10,229	36.1%
Operating income	13,735	10,849	2,886	26.6%	37,554	32,583	4,971	15.3%
Income before income taxes	13,794	10,957	2,837	25.9%	45,453	33,192	12,261	36.9%

Energy Segment

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2005	2004	$	%	2005	2004	$	%

Net sales	$9,587	$8,576	$1,011	11.8%	$25,292	$23,417	$1,875	8.0%
Gross profit	3,802	3,300	502	15.2%	9,393	9,013	380	4.2%
Selling and administrative expenses	2,324	2,156	168	7.8%	6,713	6,520	193	3.0%
Income before income taxes	1,388	1,185	203	17.1%	2,478	2,648	(170)	(6.4)%

Three Months Ended September 30, 2005 compared to the Three Months Ended September 30, 2004

The Company’s net sales increased 28.0% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, including $26,672,000 and $1,011,000 higher net sales for the Defense and Energy segments, respectively.  Net sales for the Defense segment for the three months ended September 30, 2005 increased 29.6% to $116,815,000 from $90,143,000 for the three months ended September 30, 2004.  The increase was primarily due to greater logistical support related to an increasing number of fielded Shadow 200 TUAV Systems in 2005, growth in the volume of ABE Systems, the Biological Detection Systems program awarded in the third quarter of 2004 and the acquisition of ESL in the second quarter of 2005.

The gross margin percentage for continuing operations decreased to 23.4% in the third quarter of 2005 from 25.1% during the same period in 2004. The Defense segment’s gross margin percentage was 22.1% in the third quarter 2005 compared to 23.8% during the same period in 2004.  Increased sales generated by increased Shadow 200 TUAV logistical support and Services’ business, that generate lower gross margin percentages than other sales realized by AAI, primarily caused the decreased margin.

Selling and administrative expense increased to $14,318,000, in the third quarter of 2005 compared to $12,648,000 during the same period in 2004.  However, as a percentage of sales, selling and administrative expenses decreased to 11.3% in the third quarter of 2005 compared to 12.8% during the same period in 2004.  Selling and administrative expense in the Defense segment increased to $11,994,000, or 10.3% of sales, in the third quarter of 2005 from $10,492,000, or 11.6% of sales, during the same period in 2004. The $1,502,000 increase was primarily due to $1,273,000 higher research and development expense and bid and proposal costs to support the Defense segment’s growth, $1,062,000 of general and administrative expenses incurred by the recently acquired ESL, $620,000 of increased legal expenses, partially offset by expense reductions of $1,453,000 in lower costs mostly related to the reorganization of the Defense segment’s fluid test system product area.

Operating income for the Company increased to $15,036,000, or 11.9% of sales, in the third quarter of 2005 from $12,026,000, or 12.2% of sales, during the same period in 2004.  Operating income in the Defense segment increased to $13,735,000, or 11.8% of sales, in the third quarter of 2005 from $10,849,000, or 12.0% of sales, during the same period in 2004.  The decrease in operating income as a percentage of sales is primarily due to the decrease in the gross profit percentage.

Net interest expense increased $591,000 to $694,000 in the third quarter of 2005 from net interest expense of $103,000 during the same period in 2004 primarily as a result of the payment of interest to the holders of the Company’s $120,000,000 3.75% Convertible Senior Notes issued in September 2004.

Net income from continuing operations net of income taxes in the third quarter of 2005 increased to $9,314,000, or $0.68 per diluted share, compared to $7,744,000, or $0.57 per diluted share, during the same period in 2004.

Net income that includes the results of both continuing and discontinued operations in the third quarter of 2005 increased to $9,426,000, or $0.69 per diluted share, compared to $7,470,000, or $0.55 per diluted share, during the same period in 2004.

Nine Months Ended September 30, 2005 compared to the Nine Months Ended September 30, 2004

Net sales from continuing operations for the nine months ended September 30, 2005 increased 22.1% to $353,878,000 compared to $289,927,000 for the nine months ended September 30, 2004.  Net sales for the Defense segment for the nine months ended September 30, 2005 increased 23.3% to $328,586,000 from $266,510,000 for the nine months ended September 30, 2004.  The increase was primarily due to higher production and logistical support related to an increasing number of fielded Shadow 200 TUAV Systems in 2005, increased demand for ABE Systems, the Biological Detection System Program that was awarded in the third quarter of 2004, and the acquisition of ESL in the second quarter of 2005.

The gross margin percentage for continuing operations increased to 24.3% in the nine months ended September 30, 2005 from 24.2% during the same period in 2004.  The gross margin percentage for the Defense segment increased to 23.3% in the nine months ended September 30, 2005 from 23.0% in the nine months ended September 30, 2004.

Selling and administrative expenses in the nine months ended September 30, 2005 increased to $45,268,000, or 12.8% of sales, from $34,846,000, or 12.0% of sales, during the same period in 2004.  Selling and administrative expenses in the Defense segment in the nine months ended September 30, 2005 increased to $38,555,000 or 11.7% of sales, from $28,326,000, or 10.6% of sales, during the same period in 2004.  The $10,299,000 increase was primarily due to $4,671,000 for higher research and development expenses and bid and proposal costs to support the Defense segment’s growth, $1,928,000 of restructuring charges to reorganize the Defense segment’s fluid test systems product area,  $1,748,000 of general and administrative expenses incurred by the recently acquired ESL, $1,400,000 of higher legal expenses, and other expenses reduction of $552,000.

Operating income increased to $39,890,000, or 11.3% of sales, in the nine months ended September 30, 2005 from $35,179,000, or 12.1% of sales, during the same period in 2004. Operating income in the Defense segment increased to $37,544,000, or 11.4% of sales, in the nine months ended September 30, 2005, from $32,583,000, or 12.2% of sales, during the same period in 2004.

Net interest expense was $2,163,000 for the nine months ended September 30, 2005 an increase of $2,162,000 from the nine months ended September 30, 2004 primarily as a result of the payment of interest to the holders of the Company’s $120,000,000 3.75% Convertible Senior Notes issued in September 2004.  Included in the interest expense for 2005 is approximately $4,100,000 related to the $120,000,000 3.75% Convertible Senior Notes issued in September 2004.

Income from continuing operations before income taxes increased 29.4%, to $45,841,000 in the nine months ended September 30, 2005 from $35,415,000 during the same period in 2004.  This increase included a $7,152,000 gain from the sale of undeveloped property recorded during the first quarter of 2005.

Net income from continuing operations, net of taxes in the nine months ended September 30, 2005 increased $7,450,000 to $30,239,000, or $2.13 per diluted share, compared to $22,789,000, or $1.70 per diluted share, during the same period in 2004.

Net income that includes the results of both continuing and discontinued operations in the nine months ended September 30, 2005 increased to $30,544,000, or $2.15 per diluted share, compared to $21,850,000, or $1.63 per diluted share, during the same period in 2004.

Discontinued Transportation Operations

Income from the Company’s discontinued transportation operations for the third quarter of 2005 was $112,000, or $0.01 per diluted share, compared to a loss of ($274,000), or ($0.02) per diluted share during the same period in 2004.

Income from the Company’s discontinued transportation operations for the nine months ended September 30, 2005 was $305,000, or $0.02 per diluted share, as compared to a loss of ($939,000), or ($0.07) per diluted share, during the same period in 2004.

Electric Transit, Inc. (“ETI”), an entity owned 35% by AAI and 65% by Skoda a.s. (“Skoda”), a Czech company, sold its remaining inventory of spare parts and continued to favorably resolve certain operational challenges associated with its last remaining program during the nine months ended September 30, 2005, which contributed to the favorable results from the discontinued transportation operations in 2005.

For additional information regarding the discontinued transportation operations, see Note M to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Funded Backlog

(Dollars in thousands)	September 30, 2005	December 31, 2004
Defense segment	$508,633	$380,622
Energy segment	11,230	7,296
Total	$519,863	$387,918

The Company’s funded backlog for continuing operations, defined as orders placed for which funds have been appropriated or purchase orders received, was $519,863,000 at September 30, 2005, an increase of $131,945,000, or 34.0%, from December 31, 2004.

The Company received $163,618,000 of funded new orders for products and services during the third quarter of 2005, an increase of $38,812,000, or 31.1%, compared to $124,806,000 the third quarter of 2004. Included in the third quarter 2005 were funded new orders of $153,128,000 in the Defense segment and $10,490,000 in the Energy segment.

For the nine months ended September 30, 2005, the Company received $484,009,000 in funded new orders compared to $297,360,000 for the nine months ended September 30, 2004, an increase of $186,649,000, or 62.8%.  The funded new orders for the nine months ended September 30, 2005 included $453,977,000 of funded new orders in the Defense segment and $30,032,000 of funded new orders in the Energy segment.

The increase in the funded backlog for the Defense segment included additional funding for existing contracts and funding for new contracts, for new Shadow 200 TUAV systems, logistical support for fielded Shadow 200 TUAV systems and development of ground control stations.  Further, we received additional funding for the Biological Detection Systems program.

The increase in the Energy segment’s funded backlog was primarily due to an increase in orders received during the third quarter of 2005.

Liquidity and Capital Resources

Overview

The Company’s principal source of liquidity is cash on hand and cash generated from operations.  On September 30, 2005, the Company had cash and cash equivalents of $66,150,000.  Effective December 23, 2004, the Company terminated its Loan and Security Agreement dated June 28, 2001, as amended, with Bank of America Business Capital (formerly Fleet Capital Corporation).  On July 18, 2005, the Company and AAI, entered into a $100,000,000 four-year revolving Credit Agreement with a syndicate of six banks, consisting of SunTrust Bank, as administrative agent and issuing bank, Citibank, F.S.B., Key Bank, PNC Bank, Commerce Bank and Provident Bank.  The Credit Agreement provides for a Credit Facility consisting of a $100,000,000 Senior Secured Revolving Credit Facility with a $5,000,000 Swing Line and a $100,000,000 Letter of Credit sub-facility. The interest rate for loans made under this facility is thirty-day LIBOR plus an applicable margin between 1.25% and 2.00% based upon the Company’s leverage ratio.  As of September 30, 2005, the Company had $2,939,000 outstanding under the Letter of Credit sub-facility.  Pursuant to the terms of the Credit Agreement and the Parent Guaranty, the Company has guarantied AAI’s obligations.  The proceeds of the Credit Facility will be used to fund future acquisitions, finance capital expenditures, provide working capital, fund letters of credit, and for other general corporate purposes. Based on cash on hand, future cash expected to be generated from operations, and the new Credit Facility, the Company expects to have sufficient cash to meet its requirements for at least the next twelve months.

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

As discussed under the subheading “Gain on Sale of Property” in the “Management Overview” section above, in January 2005, the Company sold approximately 26 acres of undeveloped property adjacent to its Hunt Valley, Maryland facility for $8,105,000, which yielded proceeds of $7,555,000, net of selling expenses and closing costs.  The Company reinvested approximately $5,085,000 of the net proceeds from this sale in a new facility in South Carolina for AAI Services to support the growth in their operations.  The remaining net proceeds were disbursed from a qualified intermediary account by July 11, 2005, and were used primarily for improvements to the facility.  As a result, the Company expects that it will be able to defer paying substantially all of the income tax obligation incurred in connection with the gain on the sale of the property in Hunt Valley, in accordance with Section 1031 (b) of the Internal Revenue Code.

In accordance with its strategic initiatives to enhance shareholder value, the Company is continuing to focus its efforts on the profitability and growth of its core Defense product areas, seeking to maximize operating efficiencies, and exploring the sale of non-core assets.

The Company intends to complement its growth strategy for its Defense segment through select acquisitions that broaden its product and service offerings, deepen its capabilities, and allow entry into new markets.  Acquisition candidates may include public and private companies and divisions, subsidiaries and product lines of such companies.  In accordance with this initiative on April 4, 2005, the Company acquired ESL, an electronic warfare systems company based in the United Kingdom, as more fully discussed in the “Management Overview” section above.

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

Sources and Uses of Cash

The following is a discussion of the Company’s major operating, investing, and financing activities for each of the nine-month periods ended September 30, 2005 and 2004.  The financial information presented in the table below is summarized from the Company’s Consolidated Condensed Statements of Cash Flows.

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2004
Operating activities:
Net cash provided by continuing operations	$30,638	$4,917
Net cash used in discontinued operations	(3,418)	(4,051)
Net cash provided by operating activities	27,220	866
Net cash provided by (used in) investing activities	91,240	(2,864)
Net cash (used in) provided by financing activities	(132,989)	80,361
(Decrease) increase in cash and cash equivalents	$(14,529)	$78,363

Operating Activities

Net cash provided by continuing operations in the nine months ended September 30, 2005 increased $25,721,000 to $30,638,000 compared to $4,917,000 for the nine months ended September 30, 2004 due to a decrease of $20,776,000 in cash used in operations for changes in operating assets and liabilities and an increase in cash provided of $4,945,000 due to higher income from continuing operations before non-cash depreciation and other charges. Cash provided by income from continuing operations before non-cash depreciation and other charges was $35,533,000 for the nine months ended September 30, 2005.  Changes in operating assets and liabilities in the nine months ended September 30, 2005 used cash of $4,895,000, which included an increase in accounts receivable of $11,930,000 due to the timing of milestone invoicing and payments, offset by a decrease in inventory of $2,247,000, a decrease in prepaid expenses and other current assets of $2,638,000 and a net increase in other operating liabilities of $2,150,000.  Cash provided by income from continuing operations before non-cash depreciation and other charges was $30,588,000 for the nine months ended September 30, 2004.  Changes in operating assets and liabilities in the nine months ended September 30, 2004 used cash of $25,671,000 which included an increase in accounts receivable of $22,030,000 due to significant billings at the end of the quarter, an increase in inventory of $19,501,000 due to higher production levels as well as temporary deferral in certain billing milestones, and an increase in prepaid expenses and other current assets of $616,000, offset by increases in operating liabilities of $16,476,000.  Inventory was lower and accounts receivable higher at September 30, 2005 than at September 30, 2004 primarily due to the achievement of certain billing milestones in the Defense segment.

The Company’s cash flows from operations are dependent on the timing of receipts from various government payment offices and, as a result, may differ from period to period and such differences could be significant.

Net cash used by the discontinued transportation operations in the nine months ended September 30, 2005 primarily related to unreimbursed services and other financial support provided to ETI in connection with the MUNI contract guaranty agreement as discussed in Note N.

Investing Activities

On December 29, 2004, the Company invested $124,619,000 of cash in U.S. treasury bills, which matured on February 24, 2005.  The U.S. treasury bills were concurrently loaned to the Company’s broker-dealer in a securities lending transaction, which is discussed in the “Liquidity Overview” section above.

During the nine months ended September 30, 2005, the Company invested $12,780,000 in marketable common stock securities that are available for sale.

Cash used for the purchase of property and equipment was $18,278,000, including $7,470,000 for the purchase and improvement of a building in South Carolina, $3,616,000 for implementation of AAI’s new Enterprise Resource Planning (“ERP”) system, and $4,990,000 for Defense facility improvements including $2,016,000 for enhancements to the UAV Production Facilities for the nine months ended September 30, 2005.  Capital expenditures were $2,864,000 for the same period of the prior year and was the only investing activity for the nine months ended September 30, 2004.  The Company anticipates that future requirements for expenditures will include completing the facilities improvement and the ERP system implementation as well as expenditures incurred during the ordinary course of business.  See “Capital Expenditures” below.

On April 4, 2005, the Company purchased ESL for $9,883,000, net of cash acquired.

Net cash provided by investing activities in 2005 included proceeds of $7,555,000 from the sale of certain undeveloped property at the Company’s Hunt Valley, MD corporate headquarters.

Financing Activities

The Company’s financing activities for the nine months ended September 30, 2005 used $132,989,000 of cash, including approximately $124,619,000 for the repayment of collateral received from a securities lending transaction of U.S. treasury bills that were sold concurrently.  In connection with this securities lending transaction, which is discussed more fully in the “Liquidity Overview” section above, the Company also received the $25,000,000 refundable deposit from its broker-dealer.

This deposit, together with a decrease of $4,033,000 in collateral the Company was required to post in connection with outstanding letters of credit and a cash management security arrangement with Bank of America Business Capital, is presented as a $29,033,000 decrease in restricted cash in the accompanying Consolidated Statements of Cash Flows for the period ending September 30, 2005.

Financing activities in 2005 also included $34,225,000 for the purchase of the Company’s common stock, $3,705,000 of cash used for the payment of dividends, $1,474,000 of cash receipts from the exercise of stock options, and $947,000 used for the repayment of long-term debt, primarily related to the financing of the ERP System.

Net cash provided by the Company’s financing activities for the nine months ended September 30, 2004 was $80,361,000, including approximately $92,044,000 of net proceeds from the issuance and sale of the 3.75% Convertible Senior Notes after the concurrent repurchase of 850,400 shares of Common Stock for $24,356,000 and deducting $3,600,000 of investment banking fees associated with the sale.  Financing activities also include $3,352,000 of cash receipts from the exercise of stock options, partially offset by $10,486,000 of cash used for the repurchase of the Company’s Common Stock under its previously announced repurchase programs, $3,881,000 of cash used for the payment of dividends, and $668,000 used for the repayment of long-term debt related to the financing of AAI’s new ERP System.

Debt and Related Covenants

The Credit Facility entered into on July 18, 2005 by the Company and AAI contains affirmative, negative and financial covenants customary for facilities of this type, including, among other things, maintenance of certain leverage and fixed charge coverage ratios, as well as minimum consolidated tangible net worth ratios, limits on the incurrence of debt and preferred equity, limits on the incurrence of liens, a limit on the making of dividends or distributions, limits on sales of assets and a limit on capital expenditures.

For a complete description of the Company’s long-term debt, including the terms and conditions of each debt instrument, please see Note 6 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and Note G to the Consolidated Condensed Financial Statements included in part I, Item 1 of this Quarterly Report on Form 10-Q.  There are no covenant violations as of September 30, 2005.

Cash Requirements

Capital Expenditures

The Company expects that capital expenditures in 2005 will be significantly higher than in 2004 primarily due to (i) the purchase of the $5,085,000 new facility in South Carolina, and approximately $3,500,000 of improvements to be made to that facility, (ii) approximately $3,200,000 of enhancements to the Company’s UAV production facilities, including the purchase of new manufacturing equipment to increase production output and efficiency and (iii) $4,800,000 related to the continuing implementation of the Company’s ERP System.

As of September 30, 2005, the Company had no significant commitments for capital expenditures except for the continuing implementation of its new ERP System. The Company expects to incur approximately $2,000,000 related to the implementation of its ERP System, which exclude ongoing annual maintenance fees of approximately $400,000 per year.  As of September 30, 2005, the Company had capitalized a total of approximately $6,920,000 related to the implementation of the ERP System, $2,385,000 for improvements to the new facility in South Carolina and $2,016,000 for enhancements to the Company’s UAV production facilities as well as $2,974,000 in general facility improvements for the year.

Other Cash Requirements

On September 7, 2005, the Board of Directors of the Company authorized a stock purchase plan for up to $15,000,000.  The Company repurchased a total of 262,578 shares with an average price of $35.22 during the three months ended September 30, 2005.  As of September 30, 2005, there remained $5,744,000 available under the subject authorization for future purchases.  During October 2005, an additional 163,049 shares were purchased with an average purchase price of $35.16, utilizing the remaining funds under the plan.

For the nine months ended September 30, 2005, the Company paid cash dividends of $0.10 per share on March 31, 2005, on May 30, 2005 and on August 31, 2005, for an aggregate amount of $3,704,027.  The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company’s corporate strategy, future earnings, operations, capital requirements, and the Company’s financial condition and general business conditions.  Should the Company distribute a cash dividend in any quarterly period in excess of $0.10 per share, the conversion rate provided for in the Indenture governing the 3.75% Convertible Senior Notes would be adjusted.  In addition, the Company’s lenders may impose restrictions on the payment of dividends.

As discussed more fully under “Management Overview” above, during the remainder of 2005 the Company’s management will continue to implement its restructuring plans to reduce costs and streamline operations in the Defense segment’s fluid test systems product area and at Detroit Stoker.  The Company expects that it will continue to incur and pay costs during the remainder of 2005 as these plans are fully implemented, which will primarily be charged to earnings as the related obligations are incurred.  For the reorganization activities in the Defense segment’s fluid test systems product line, the Company estimates that it will incur total cash charges of approximately $2,700,000, of which approximately $600,000 was expensed and $200,000 was paid in 2004.  For the nine months ended September 30, 2005, an additional $1,928,000 was expensed and $2,258,000 was paid or otherwise settled.  The remaining expenses of approximately $172,000 are expected to be charged to the Defense segment’s operations, and paid during the remainder of 2005 as the obligations are incurred.  The Energy segment recognized expense of $233,000 for restructuring activities during 2005.  The Company estimates Detroit Stoker will recognize additional expense of approximately $59,000 for the restructuring activities for the remainder of 2005.

The cash required to completely exit the discontinued transportation operation subsequent to September 30, 2005 is expected to be approximately $2,000,000 through 2006, of which $1,000,000 is expected to be paid during the remainder of 2005.  These amounts exclude legal fees expected to be incurred related to claims made by AAI in pursuit of payment under a surety bond (see Note N to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of AAI’s claims).

For additional information regarding the Company’s contingencies, please see the discussion under the heading “Contingent Matters” below.

The Company does not anticipate having to contribute cash to the UIC Retirement Pension Plan, but does expect to contribute $244,000 to the union pension plan in the Energy segment during 2005, of which $193,000 was funded in the nine months ended September 30, 2005.  Further, the Company expects to pay other post-retirement benefits of approximately $3,099,000 in 2005, of which $2,347,000 was funded during the nine months ended September 30, 2005.

Contingent Matters

Off-Balance Sheet Arrangements

In connection with certain contracts, United Industrial’s operating subsidiaries have committed to certain performance guaranties. The ability to perform under these guaranties may, in part, be dependent on the performance of other parties, including partners and subcontractors. If United Industrial’s operating subsidiaries are unable to meet these performance obligations, the performance guaranties could have a material adverse effect on product margins and the Company’s results of operations, liquidity or financial position. United Industrial’s operating subsidiaries monitor the progress of their partners and subcontractors, and United Industrial does not believe that the performance of these partners and subcontractors will adversely affect these contracts as of September 30, 2005. No assurances can be given, however, as to the liability of United Industrial’s operating subsidiaries if partners or subcontractors are unable to perform their obligations.

Other Contingent Matters

The Company is involved in various lawsuits and claims, including asbestos-related litigation and environmental matters.  Except as set forth in Note N to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q, there have been no material changes in any legal proceedings since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2004.  For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and to Note N to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”).  SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle, and is effective in the first quarter of 2006.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its results of operations, financial conditions or cash flows.

For further information, refer to the New Accounting Pronouncements as filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate

On September 15, 2004, the Company issued and sold $120,000,000 of 3.75% Convertible Senior Notes.  Several features contained in the indenture governing the 3.75% Convertible Senior Notes are considered embedded derivative instruments and are being accounted for as derivative instruments separate from the host contract (the 3.75% Convertible Senior Notes). The Company will record gains or losses in its Consolidated Condensed Statements of Operations for changes in the fair value of these embedded derivatives.  The aggregate fair value assigned to these embedded derivatives at December 31, 2004 was approximately $742,000, and was approximately $361,000 at September 30, 2005.  Accordingly, the Company recognized a gain of $381,000 for the nine months ended September 30, 2005 as the result of the change in fair value of the embedded derivatives.

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

Item 4. - Controls and Procedures

(a)                The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2005.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

(b)               There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

Reference is made to the information contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth above in Item 2 of Part I and to Note N to the Consolidated Condensed Financial Statements included herein, which information is incorporated herein by reference.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

For information regarding the Company’s purchases of its equity securities, please reference Note P to the Consolidated Condensed Financial Statements included herein, which information is incorporated herein by reference.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
(in millions)
7/1/05 – 7/31/05	—	—	—	$—
8/1/05 – 8/31/05	—	—	—	$—
9/1/05 – 9/30/05	262,578	$35.22	262,578	$5.7

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

UNITED INDUSTRIAL CORPORATION

Date:	November 8, 2005	By:	/s/ James H. Perry
James H. Perry Vice President, and Chief Financial Officer (as duly authorized officer and principal accounting officer)

INDEX OF EXHIBITS FILED HEREWITH

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Company.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Company.

32.1	Section 1350 Certification of the Chief Executive Officer of the Company.

32.2	Section 1350 Certification of the Chief Financial Officer of the Company.