Form 10-K
period 2005-12-31
UNITED INDUSTRIAL CORP /DE/
filed 2006-03-14
CIK 101271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

NONE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

[Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes    ☒ No

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the registrant’s common stock on the New York Stock Exchange on such date, was $344,967,627.

On March 1, 2006, the registrant had outstanding 11,279,515 shares of common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

UNITED INDUSTRIAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

PART I

Forward-Looking Statements and Important Factors

This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements which include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. These forward-looking statements are subject to risks and uncertainties, which could cause the actual results or performance of United Industrial Corporation (“United Industrial”) and its subsidiaries (collectively, the “Company”) to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following:

•       the Company’s successful execution of internal performance plans;

•       performance issues with key suppliers, subcontractors and business partners;

•       the ability to negotiate financing arrangements with lenders;

•       the outcome of current and future litigation, proceedings and investigations;

•       the accuracy of the Company’s estimates of its potential asbestos related exposure and insurance coverage;

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

These statements speak only as to the date when they are made. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statements. See “Risk Factors” under Item 1A herein for important factors that could cause the Company’s actual results to differ materially from those suggested by the Company’s forward-looking statements contained in this Annual Report on Form 10-K.

ITEM 1.                BUSINESS

Business Overview

The continuing operations of the Company consist of two business segments: Defense and Energy. The Company designs, produces, and supports defense systems. Its products and services include unmanned aircraft systems, training and simulation systems, automated aircraft test and maintenance equipment, armament systems, logistical and engineering services, and other leading-edge technology solutions for defense needs. The Company also manufactures combustion equipment for biomass and refuse fuels. The operations of the Defense and Energy segments are conducted principally through two wholly owned subsidiaries, AAI Corporation and its subsidiaries (“AAI”) and Detroit Stoker Company (“Detroit Stoker”), respectively.

The Defense segment contributes a large majority of the net sales from continuing operations. The Defense segment accounted for 92.9%, 92.2% and 90.8% of total consolidated net sales for 2005, 2004 and 2003, respectively. The Energy segment accounted for 7.1%, 7.8% and 9.2% of total consolidated net sales for 2005, 2004 and 2003, respectively.

The Company’s discontinued transportation operation is discussed separately, following the section regarding the business segments.

The Company’s corporate headquarters and administrative offices are located in Hunt Valley, Maryland.

Financial Information Relating to Business Segments

For financial information about each business segment, including net sales, income before taxes, and total assets, see Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Description of Business

Business Segments

Defense Segment

AAI develops, manufactures, and supports Unmanned Aircraft Systems (“UAS”); electronic warfare (“EW”) test and training systems; training simulators for aircraft maintenance and combat systems; advanced boresight equipment; automated test systems for avionics; and other leading edge technologies. In addition, AAI provides sophisticated engineering, logistical, and maintenance services to the U.S. Department of Defense (“DoD”) and other customers which complement AAI’s key product platforms, as well as those of other original equipment manufacturers. The U.S. Government, principally the DoD, is AAI’s main customer.

AAI’s products and services designed for military customers include:

•       the Shadow 200® Tactical Unmanned Aircraft System (“Shadow 200 TUAS”), the U.S. Army’s primary tactical UAS platform;

•       specialized engineering and logistical services for the defense and aerospace industry like those designed by the Company to increase the flexibility and mobility of the U.S. Air Force’s C-17 and F–22 Raptor aircraft Maintenance Training System programs, and to provide support for joint service biological detection systems;

•       test equipment employed by all U.S. military branches to ensure airborne electronic warfare systems are operating properly such as our Joint Services Electronic Combat Systems Tester (“JSECST”),

and the Advanced Boresight Equipment (“ABE”) systems used to align avionics weapons systems onboard military fixed-wing aircraft and helicopters;

•       training equipment including onboard radar simulator/simulators for Naval ships, Moving Target Simulators (“MTS”), and high fidelity electronic warfare training systems to the U.S. military; and

•       other leading edge technologies such as the Projectile Detection and Cueing System (“PDCue®”) that is used to locate origin and class of fire in multiple protection and monitoring situations, and Lightweight Small Arms Technologies to develop the next generation family of high performance, lightweight weapons utilizing advanced technology ammunition. The Projectile Detection and Cueing System (“PDCue®”) that is used to locate origin and class of fire in multiple protection and monitoring situations; and Lightweight Small Arms Technologies to develop the next generation family of high performance, lightweight weapons utilizing advanced technology ammunition.

AAI’s other products and services are utilized by numerous military and commercial customers worldwide. These products and services offer superior test and maintenance capabilities for the F-16 aircraft, many Boeing airframes, various General Electric and Pratt & Whitney aircraft engines, and other aviation equipment. AAI also supplies its high quality test equipment to provide depot maintenance services to domestic and foreign military aviation customers.

In 2005, 2004 and 2003, approximately  93.8%, 90.5% and 80.0%, respectively, of AAI’s total net sales consisted of production, logistical services and research and development under defense contracts with the U.S. Government. International defense contracts, including foreign military sales through the U.S. Government, accounted for 4.2%, 7.0%, and 12.0% of AAI’s total net sales in 2005, 2004 and 2003, respectively. These contracts generally related to UAS and test and training systems with foreign governments. No single customer, other than the U.S. Government, accounted for ten percent or more of AAI’s total net sales during 2005.

Sales to the U.S. Government normally return a smaller profit margin than international commercial sales. Under certain circumstances, as prescribed by the Federal Acquisition Regulations (“FAR”), the U.S. Government may be entitled to a price re-determination and may also terminate contracts at its option. These risks are mitigated by protections on AAI’s intellectual property, substantial requirements on the U.S. Government to meet certain specific criteria in the FAR, and by AAI working closely with its customers to ensure AAI meets their expectations.

AAI’s operations are primarily focused on the following product lines:

•       Unmanned Aircraft Systems

In the UAS business area, AAI is one of the few companies to have entered full-rate production and successfully fielded operational UAS for the DoD. AAI first began development work in the UAS product line in 1985, producing the highly successful RQ-2 Pioneer unmanned aerial vehicle (“Pioneer UAV”). The Pioneer UAV was employed by the United States in Operation Desert Storm and in the conflicts in Somalia and Bosnia, and is currently being used in Operation Iraqi Freedom. In 1999, AAI was awarded a contract to provide the next generation of tactical UAS to the U.S. Army, the RQ-7 Shadow 200 TUAS. Since 1999, AAI has been awarded additional production, engineering, modification, and retrofit or reset contracts, and various support service contracts for Shadow 200 TUAS. The RQ-7 Shadow 200 TUAS is currently deployed in support of military units in Operation Iraqi Freedom. In addition, AAI has other UAS products that it has fielded with international customers.

In 2005, 2004 and 2003, net sales of UAS contributed approximately 58.6%, 52.9% and 39.1%, respectively, of total consolidated net sales from continuing operations.

Major competitors in the UAS market include Northrop Grumman Corporation, Aeronautical Systems, Inc., The Boeing Company, Sagem SA, and Israel Aircraft Industries.

•       Services

AAI provides engineering, logistical, and maintenance services to the DoD and other customers which complement AAI’s key product platforms, as well as those of other original equipment manufacturers primarily through its wholly owned subsidiary, AAI Services Corporation. Services’ flagship program in the training and simulation services product line is the C-17 Maintenance Training System program. Services modifies existing training suites to maintain concurrency with the C-17 aircraft production line, and also builds new training devices. It produced its third suite of trainers for the Mississippi Air National Guard, is completing a fourth suite of trainers for the U.S. Air Force at McGuire Air Force Base, and recently received an order for the construction of six new trainers for three additional U.S. Air Force bases. In addition, Services started work on a new significant maintenance trainer program for the U.S. Air Force’s new F-22 Raptor aircraft.

Services also provides operations and maintenance services to the U. S. Army, Air Force, Navy, and Marine Corps for a wide variety of operational systems including AAI’s Shadow 200 TUAS and the Pioneer UAV systems, as well as training systems such as the C-17 Maintenance Training System program, T-45 Ground Based Training System, Simulator for Electronic Combat Training (“SECT”) and Compass Call Mission Crew Simulator (“CCMCS”). Further, Services provides support for joint service biological detection systems at more than 45 U.S. facilities throughout the U.S., Middle East, Europe and Asia. Finally, Services provides depot maintenance equipment and services to domestic and foreign military aviation customers including the U.S. Navy at the Jacksonville Naval Depot, and to the U.S. Air Force at Hill Air Force Base in Utah and Tinker Air Force Base in Oklahoma.

In 2005, 2004, and 2003, net sales of Services contributed 18.1%, 17.7%, and 15.7%, respectively, of total consolidated net sales from continuing operations.

Major competitors in Services’ markets include L-3 Communications Corporation, DynCorp, Cubic Corporation, Camber Corporation, The Boeing Company, SAIC, Anteon, Raytheon, and Rockwell Collins, Inc.

•       Test Systems

AAI develops, manufactures and supports EW test systems, including the JSECST, which is employed by all U.S. military branches to ensure airborne electronic warfare systems function correctly; ABE systems, which align avionics and weapon systems on board military aircraft and helicopters; and radar simulators, which realistically simulate threat signals to verify the operational status of radar warning receivers and associated cockpit displays and controls. The Company also offers development services to support the application of these products to specific aircraft or applications.

The JSECST is an organizational level (flight-line) test system that assures aircraft electronic warfare systems are ready for use. The JSECST product has been selected as one of the DoD family of Testers. As a result, the JSECST is currently planned to support all U.S. military fighter aircraft. JSECST enjoys a significant share of the flight-line electronic warfare test market.

ABE is a gyro-stabilized, electro-optical, angular measurement system that is used to align avionics and weapon systems onboard military fixed-wing aircraft and helicopters. AAI’s gyroscopic-based boresight equipment market share has increased as new aircraft requirements evolve. Platforms currently supported by AAI’s ABE include the C-17 Globemaster, EF2000 Eurofighter, MR2 Nimrod, AH-64 Apache, MH-60 Seahawk, and AH-1Z Super Cobra.

AAI also produces and sells the Model 527 Radar Simulator, a portable, radio-frequency signal generator that realistically simulates threat signals to verify the operational status of radar warning receivers and the associated cockpit displays and controls.

On April 4, 2005, the Company acquired ESL Defence Limited (“ESL”), an EW systems company based in the United Kingdom. The net purchase price was $10,363,000 in cash. ESL is a designer and producer of electro-optical (“EO”) test and simulation products for use on flight lines and in aircraft maintenance facilities. The simulators are used to assess the operational readiness of sophisticated missile warning and countermeasures self-protection systems used on military aircraft. ESL’s EO simulators are also used at military test, evaluation, and training ranges to evaluate the effectiveness of new self-protection systems and to train pilots for combat readiness. In addition, ESL specializes in EW related research, study, and in-service support activity for U.K. government agencies and prime contractors both in the United Kingdom and the United States. ESL contributed $7,270,000 in net sales from the date of acquisition in April of 2005 through the year ended December 31, 2005.

In 2005, 2004 and 2003, net sales of Test Systems contributed 8.7%, 10.1%, and 15.5%, respectively, of total consolidated net sales from continuing operations.

Major competitors in the Test Systems market include BAE Systems, DRS Technologies, Inc. and EDO Corporation.

•       Training Systems

AAI provides training systems to the U.S. Navy and international customers that allow for the training of Combat Information Center personnel and operators on their actual equipment. The subsystems interface with the ship’s equipment to provide the stimulus needed to make the equipment behave as it would in actual threat situations.

AAI is a sole source provider of certain onboard training subsystems for the radar, navigation equipment and tactical data link equipment currently in the U.S. Navy’s inventory. AAI has produced shipboard training and simulation systems for over 30 years, starting with the 20B4 and 20B5 Pierside trainers, in the 1970’s. AAI currently provides the permanently installed radar stimulator/simulators for all ships in the U.S. Navy’s Battle Force Tactical Training (“BFTT”) System as well as the BFTT compatible portable Carry-On Combat Systems Trainers that are configurable to any combat ship.

AAI has developed 27 separate training subsystems for the U.S. Navy to date and is currently producing these training subsystems as needed for installation on U.S. Navy ships. AAI has produced approximately 420 of these subsystems, which have been installed on 95 ships. Each training subsystem substantially consists of commercially available components and one custom interface, designed and built by AAI. AAI’s patented design dramatically reduces the costs of production and improves performance of the product.

AAI provides Moving Target Simulators (“MTS”) to international customers and high fidelity EW training systems to the U.S. Military. MTS’s are used to train air defense system personnel in the use of man-portable missile systems, self-propelled and towed gun systems. Since 2003 MTS systems have been delivered to Australia and Italy. In 2005, the Netherlands procured an MTS that will be delivered late in 2006.

AAI also has a leading position in the development of aircraft electronic maintenance simulators for the U.S. Air Force, having produced trainers for the Boeing E-3 Airborne Warning and Control System, and Northrop Grumman E-8 Joint Surveillance and Target Attack Radar System (“JSTARS”) wide-area surveillance aircraft.

In each of 2005, 2004 and 2003, net sales of training systems contributed less than 10% of total consolidated net sales from continuing operations.

Major competitors in the Training System market include Northrop Grumman Corporation, Lockheed Martin, L-3 Communications Corporation, Cubic Corporation, AEgis, The Boeing Company, Rockwell Collins, Inc., and CAE Inc.

•       Advanced Programs

AAI maintains an organization designed to investigate and respond to the emerging markets and the needs of our customers. Under Advanced Programs, AAI has developed a gunfire detection system, PDCue, to counter snipers for the U.S. Army and U.S. Marine Corps, using existing technology. AAI’s Advanced Programs is also developing new lightweight arms technologies and requisite lightweight ammunition for the U.S. Army. Through technology and manufacturing licenses, AAI looks for opportunities to provide leading-edge products not developed by AAI to support U.S. military needs. As a subcontractor to the Mississippi Band of Choctaw Indians, AAI’s Advanced Programs organization develops, manufactures and supports Aviation Ground Support Equipment and Hydraulic Test Equipment for all DoD Services.

In each of 2005, 2004 and 2003, net sales of Advanced Programs contributed less than 10% of total consolidated net sales from continuing operations.

AAI’s administrative offices and its principal manufacturing and engineering facilities are located in Hunt Valley, Maryland.

Energy Segment

Detroit Stoker is a supplier of stokers and related combustion equipment for the production of steam used in heating, industrial processing and electric power generation around the world. Detroit Stoker offers a full line of stokers for burning bituminous and lignite coals, as well as biomass, municipal solid waste and industrial by-products. Detroit Stoker also provides auxiliary equipment and services, including fuel feed and ash removal systems, gas/oil burners and complete aftermarket services for its products. Detroit Stoker’s principal markets include the pulp and paper industry, public utilities, independent power producers, industrial manufacturing, institutional heating and cogeneration facilities.

Detroit Stoker’s waste to energy technology is used in both public and private plants that generate steam and power from municipal waste. Its solid fuel combustion technologies are particularly well suited for biomass fuels that generate power from waste products such as bark, sugar cane husks, palm oil residue, sawdust, sunflower hulls and poultry litter.

Detroit Stoker markets and sells its products and services in North America, Europe, Asia, South America, Australia and New Zealand. Detroit Stoker’s products compete with those of several other manufacturers worldwide.

During the fourth quarter of 2004, Detroit Stoker developed and initiated a plan to restructure its operations to provide greater efficiencies and profitability. As a result of the planned reduction in Detroit in 2004, the Company recognized a pension curtailment charge in the Energy segment to accelerate the amortization of prior service costs and recognize enhanced benefits, primarily for one of its pension benefit plans, of approximately $1,959,000.

In January of 2005, most of the manufacturing operations previously performed at Detroit Stoker’s facilities were outsourced to lower cost producers. Twenty-eight hourly production positions were eliminated. Approximately $258,000 was charged to this restructuring in 2005. Detroit Stoker continues to evaluate additional measures to further reduce operating costs.

During 2005, as part of the Company’s ongoing strategy to explore the sale of non-core assets, the Company continued its engagement of Imperial Capital, LLC, an investment banking firm, to act as exclusive financial advisor to assist in exploring strategic alternatives for Detroit Stoker, including a possible sale. The Company and Imperial Capital continue to explore potential transactions involving Detroit Stoker. From time to time, the Company and potential buyers may have discussions regarding a potential transaction, negotiate the terms of a potential transaction, and enter into customary non-binding agreements in order to facilitate any such discussions and negotiations. No assurances can be given regarding whether a transaction involving Detroit Stoker will occur or the timing or proceeds from any such transaction.

Detroit Stoker’s administrative offices and its principal operations are located in Monroe, Michigan.

Discontinued Transportation Operation

The Company’s transportation business is accounted for as a discontinued operation. For financial information regarding the discontinued transportation operation, see Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. For a more complete description of the Company’s discontinued transportation operation, including its remaining commitments and contingencies, see Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Funded Backlog

The Company’s funded backlog, defined as orders placed for which funds have been appropriated or purchase orders received, for continuing operations by business segment at December 31, 2005 and 2004 was as follows:

	2005	2004
	(dollars in thousands)
Defense segment	$487,366	$380,622
Energy segment	8,499	7,296
Total	$495,865	$387,918

Except for approximately $145,865,000, substantially all of the funded backlog at December 31, 2005 is expected to be filled in 2006.

Patents and Trademarks

The Company owns approximately 36 active U.S. patents, in addition to numerous foreign patents, relating to various product lines, including, but not limited to, electronics, electro-mechanical systems, UAS, ordnance, training and simulation systems, test equipment, hydraulics and stokers. The latest of these issued U.S. patents will endure until 2025, with the earliest enduring until 2006. In addition, there are numerous patents pending, both in the United States and internationally.

Any patent issued may be invalidated, circumvented or challenged. Any of the Company’s pending or future patent applications, whether or not challenged, may not be issued with the scope of claims sought, if at all. No individual patent is considered to be of material importance to the Company or any of its business segments.

The Company also owns a number of active trademark registrations (including those for the mark AAI among others) and pending trademark applications in the U.S. and in various foreign countries or regions. Each trademark registration of the Company will endure until the respective mark ceases to be used or the corresponding registration is otherwise not renewed. Trademark applications are subject to review by the issuing authority, may be opposed by private parties, and may not be issued. Likewise, once issued, trademark registrations remain subject to challenge and/or cancellation.

Research and Development

During 2005, 2004 and 2003, the Company’s Defense segment expended approximately $10,139,000, $5,352,000 and $4,865,000, respectively, on independent research and development of new products and improvements of existing products. The increase in the defense segment during 2005 was primarily due to enhancement of the UAS products. In addition, the Defense segment was and is under contract, primarily with the U.S. Government, to conduct research and development. During 2005, 2004 and 2003 the Company recognized revenue of $35,334,000, $25,384,000 and $12,513,000, respectively, under these contracts. During 2005, 2004 and 2003, the Energy segment expended approximately $79,000, $67,000 and $148,000, respectively, on research and development of new products and improvements of existing products. All of these programs are funded by the subsidiary involved.

Employees

As of December 31, 2005, the Company had approximately 2,000 full-time employees. In the Defense segment, a union represented 37 employees under two separate collective bargaining agreements each expiring September 30, 2006. On January 31, 2005, the Company and the union representing employees in the Energy segment ratified a new agreement that expires on January 25, 2007. The union currently represents 19 employees in the Energy segment. The Company considers its relations with employees to be satisfactory.

Financial Information Relating to Geographic Areas

The Company acquired ESL on April 4, 2005, an EW systems company based in the United Kingdom. ESL is a designer and producer of electro-optical (“EO”) test and simulation products for use on flight lines and in aircraft maintenance facilities. In addition, ESL specializes in EW related research, study, and in-service support activity for U.K. government agencies and prime contractors both in the United Kingdom and the United States. For the year ended December 31, 2005, ESL contributed net sales of $7,270,000.

The Company had no other significant foreign operations, and no other significant long-lived assets outside of the United States at December 31, 2005.

For financial information about geographic areas, including net sales to foreign countries, see Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Certification with the New York Stock Exchange

On May 25, 2005, the Company’s Chief Executive Officer filed with the New York Stock Exchange, the certification regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards as required by Listed Company Manual Rule 303A.12.

The certification of the company’s President and Chief Executive Officer and the Company’s Vice President and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Available Information

The Company furnishes its stockholders with annual reports containing audited financial statements. The Company files its annual reports, quarterly reports, current reports, and proxy statements, and all amendments to those reports and proxy statements with the Securities and Exchange Commission electronically via the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval system (“EDGAR”). The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding companies that file electronically with the Securities and Exchange Commission via EDGAR. The address of this Internet site is http://www.sec.gov. Interested persons may also read and copy any reports, statements or other information that the Company files with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Interested persons can request copies of these documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The Company’s annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports are available free of charge through the Company’s website at http://www.unitedindustrial.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. Information contained on the Company’s website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

ITEM 1A.        RISK FACTORS

Risk Factors

The following are some of the factors that the Company’s management believes could cause the Company’s actual results to differ materially from expected and historical results. Additional risks and uncertainties not presently know to management, or that management currently sees as immaterial, may also harm the Company’s business. If any of the risks or uncertainties described below or any such additional risks and uncertainties actually occur, the Company’s business, results of operations and financial condition could be materially and adversely affected.

The Company depends on government contracts for substantially all of its sales.

The Company derived approximately 87.1% of its consolidated net sales from the U.S. Government and its agencies during the year ended December 31, 2005. The Company expects that sales to the U.S. Government will continue to be the primary source of its revenue for the foreseeable future. Therefore, any significant disruption or deterioration of the Company’s relationship with the U.S. Government would significantly reduce the Company’s revenues. In addition, the funding of defense programs also competes with non-defense spending of the U.S. Government. The Company’s business is also highly sensitive to changes in national and international priorities and the U.S. Government budgets. A shift in Government defense spending to other programs in which the Company is not involved or a reduction in U.S. Government defense spending generally could have severe consequences on the Company’s results of operations.

The Company acts as prime contractor or major subcontractor for many different U.S. Government programs. Over its lifetime, a program may be implemented by the award of many different individual contracts and subcontracts. The funding of U.S. Government programs is subject to congressional appropriations. Although multiple year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination of funding for a U.S. Government program would result in a loss of anticipated future revenues attributable to that program, and could have a negative impact on the Company’s operations. In addition, the termination of a program or failure to commit funds to a prospective program or a program already started could increase the Company’s overall costs of doing business.

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

U.S. Government agencies, such as the Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and information management systems. These audits may occur several years after the period to which the audit relates. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit identifies significant unallowable costs, the Company could incur a material charge to our earnings and reduction on our cash position.

If an audit uncovers improper or illegal activities, the Company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, as a U.S. Government contractor, the Company is subject to an increased risk of investigations, criminal prosecution, civil fraud, whistle-blower lawsuits and other legal actions and liabilities to which purely private sector companies are not, the results of which could have a material adverse effect on the Company’s operations. The Company could suffer serious harm to its reputation if allegations of impropriety were made against it.

The Company’s revenues will be adversely affected if the Company fails to win competitively awarded contracts or to receive renewal or follow-on contracts.

The Company obtains many of its U.S. Government contracts through a competitive bidding process. There are no assurances that the Company will continue to win competitively awarded contracts. Renewal and follow-on contracts are important because the Company’s contracts are for fixed terms. These terms vary from shorter than one year to over five years, particularly for contracts with options. The typical term of the Company’s contracts with the U.S. Government is between one and three years. The loss of revenues from the Company’s possible failure to win competitively awarded contracts or to obtain renewal or follow-on contracts may be significant because the Company’s U.S. Government contracts account for a substantial portion of its revenues.

Cost overruns on the Company’s fixed-price contracts could subject it to losses, decrease its operating margins and adversely affect its future business.

During the year ended December 31, 2005, fixed price contract sales comprised 53.1% of Defense segment sales. Under firm fixed price contracts, the Company performs services under a contract at a stipulated price. If the Company fails to anticipate technical problems, estimate costs accurately or control costs during its performance of fixed price contracts, the Company can incur losses on those contracts because any costs in excess of the fixed price are absorbed by the Company. Under time and materials contracts, the Company is paid for labor at negotiated hourly billing rates and for certain expenses. Under cost reimbursement contracts, which are subject to a contract ceiling amount, the Company is reimbursed for allowable costs and paid a fee, which may be fixed or performance based. However, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, the Company may not be able to obtain reimbursement for all such costs. The Company’s ability to manage costs on each of these contract types may materially and adversely affect its financial condition. Cost overruns also may adversely affect the Company’s ability to sustain existing programs and obtain future contract awards.

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

Many of the Company’s contracts involve subcontracts or partnerships with other companies upon which the Company relies to perform a portion of the services the Company must provide to its customers. There is a risk that the Company may have disputes with its subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, the Company’s failure to extend existing task orders or issue new task orders under a subcontract or the Company’s hiring of personnel of a subcontractor. A failure by one or more of the Company’s subcontractors to satisfactorily provide, on a timely basis, the agreed upon services may materially and adversely impact the Company’s ability to perform its obligations as the prime contractor. Subcontractor performance deficiencies could expose the Company to liability and have a material adverse effect on the Company’s ability to compete for future contracts and orders.

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

In addition, several suppliers are the Company’s sole source of certain components. If a supplier should cease to deliver such components added cost and manufacturing delays could result, which may affect the Company’s ability to meet customer needs and may have an adverse impact on the Company’s profitability.

The Company derives revenues from international sales and is subject to the risks of doing business in foreign countries.

The Company derived approximately 4.8% of its revenues from international sales during the year ended December 31, 2005 and, as a result, is subject to risks of doing business internationally, including:

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

•       the imposition of tariffs, embargoes, export controls and other trade restrictions;

•       the difficulty of managing and operating an enterprise spread over various countries;

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

Licenses for the export of many of the Company’s products are required from U. S. government agencies in accordance with various statutory authorities, including the Export Administration Act of 1979, the International Emergency Economic Powers Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976. The Company can give no assurance that it will be successful in obtaining these necessary licenses in order to conduct business abroad. In the case of certain sales of defense equipment and services to foreign governments, the U.S. Department of State must notify Congress at least 15 to 30 days, depending on the size and location of the sale, prior to authorizing these sales. During that time, Congress may take action to block the proposed sale.

The Company operates in highly competitive markets and its future success will depend on its ability to develop new technologies that achieve market acceptance and to compete successfully.

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

United Industrial and Detroit Stoker are subject to asbestos related litigation and other liabilities. In addition to asbestos related claims, the Company may face costly litigation.

The Company’s financial condition and performance may be affected by pending litigation, including asbestos related claims and environmental matters, and other loss contingencies, and by unanticipated liabilities. The Company is subject to lawsuits, several of which involve large claims and significant defense costs. Any of these claims, whether with or without merit, could result in costly litigation and divert the time, attention and resources of management. In addition, successful claims in excess of any applicable liability insurance could have a material adverse effect on the Company’s business, results of operations and financial condition. These litigation matters and contingencies are described in Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

The Company is subject to significant environmental laws and regulations.

The Company’s business is subject to a wide range of general and industry specific environmental, health and safety, federal, state and local laws and regulations, including those relating to air emissions, wastewater discharges, solid and hazardous waste management and disposal and site remediation. Compliance with these laws and regulations is a significant factor in the Company’s business. The Company may incur significant capital and operating expenditures to achieve and maintain compliance with applicable environmental laws and regulations. The Company’s failure to comply with applicable environmental laws and regulations or permit requirements could result in substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment or other actions. As an owner and operator of real estate, the Company may be responsible under environmental laws and regulations for the investigation, remediation and monitoring, as well as associated costs, expenses and third-party damages, including tort liability, relating to past or present releases of hazardous substances on or from the Company’s properties. Liability under these laws may be imposed without regard to whether the Company knew of, or was responsible for, the presence of those substances on its property and may not be limited to the value of the property. The Company may also be responsible under environmental laws and regulations for the investigation, remediation and monitoring, as well as associated costs, expenses and third-party damages, including tort liability, related to facilities or sites to which it has sent hazardous waste materials. In addition, situations may give rise to material environmental liabilities that have not yet been discovered. New environmental laws or regulations, or changes in existing laws, may be enacted that require the Company to make significant expenditures.

The Company’s level of returns on pension plan assets and interest rates could affect its earnings and cash flows in future periods.

Net income or loss and cash flow may be significantly positively or negatively impacted by the amount of income or expense recorded and required contributions for the Company’s pension plan, which is a cash balance plan. Judgments, assumptions and assessments of uncertainties are required in developing the projected obligations for pension and other post-retirement employee benefits. Changes in assumptions related to the Company’s pension plan can significantly affect its results of operations.

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

Protecting the Company’s intellectual property rights is critical to its ability to compete and succeed as a company. The Company owns a large number of U.S. and foreign patents and patent applications, as well as trademark, copyright and semiconductor chip mask work registrations which are necessary and contribute significantly to the preservation of the Company’s competitive position in the market. There can be no assurance that any of these patents and other intellectual property will not be challenged, invalidated or circumvented by third parties. In some instances, the Company augmented its technology base by licensing the proprietary intellectual property of others. In the future, the Company may not be able to obtain necessary licenses on commercially reasonable terms. The Company enters into confidentiality and invention assignment agreements with its employees and non-disclosure agreements with its suppliers and certain customers so as to limit access to and disclosure of its proprietary information. These measures may not be sufficient to deter misappropriation or independent third-party development of similar technologies. Moreover, the protection provided to the Company’s intellectual property by the laws and courts of foreign nations may not be as advantageous as the remedies available under U.S. law.

The Company intends to complement its growth strategy through acquisitions, which subject the Company to numerous risks.

The Company intends to complement its growth strategy through acquisitions that broaden its product and service offerings, deepen its capabilities and allow entry into new attractive domestic and international markets. Acquisitions may require significant capital resources and divert management’s attention from its existing business. Acquisitions also entail an inherent risk which could subject the Company to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition of a business that were not known to the Company at the time of the acquisition. The Company may also incur significantly greater expenditures in integrating an acquired business than had been initially anticipated. In addition, acquisitions may create unanticipated tax and accounting problems. A key element of the Company’s acquisition strategy, depending on the type of acquisition, may also include retaining management and key personnel of the acquired business to operate the acquired business for the Company. The Company’s inability to retain these individuals could materially impair the value of an acquired business. The Company’s failure to successfully accomplish future acquisitions or to manage and integrate completed or future acquisitions could have a material adverse effect on its business, financial condition or results of operations. There can be no assurances that the Company:

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

The Company may violate financial covenants under its credit facility which could have a material adverse effect on the Company’s liquidity and financial condition. The terms of the credit facility may restrict the Company’s financial and operational flexibility, including its ability to invest in new business opportunities.

The Company has a four-year secured revolving credit facility with a syndicate of six banks. The credit facility, which expires in July, 2009, provides the Company with borrowing capacity of $100,000,000, including a $5,000,000 swing line and a $100,000,000 letter of credit sub-facility. The Company intends to use the credit facility to fund future acquisitions, finance capital expenditures, provide working capital, fund letters of credit and for other general corporate purposes. As of December 31, 2005, approximately $2,441,000 of letters of credit were outstanding under the credit facility. The terms of the credit facility require the Company to comply with certain affirmative, negative and financial covenants, including, among others, the maintenance of certain leverage and fixed charge coverage ratios, minimum consolidated tangible net worth ratios, limits on the incurrence of debt and preferred equity, limits on the incurrence of liens, a limit on the making of dividends or distributions, limits on sales of assets and a limit on capital expenditures. If the Company’s future financial performance or operations results in a violation of the covenants under the credit facility, the Company could be required to repay outstanding borrowings, which would have a material adverse effect on the Company’s liquidity and financial condition. The terms of the credit facility may restrict the Company’s financial and operational flexibility, including its ability to invest in new business opportunities.

Changes in stock option accounting rules will adversely impact the Company’s results of operations prepared in accordance with generally accepted accounting principles.

The Company has historically used an employee stock option program to hire, provide incentive to and retain key employees in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. Historically, the Company has elected to apply APB 25 and the disclosure provisions of SFAS 123 and accordingly the Company did not recognize any expense with respect to employee stock options for periods up to and including December 31, 2005.

In December 2004, the Financial Accounting Standards Board issued Statement 123(R), “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The SEC has issued rules which allow companies to implement Statement 123(R) at the beginning of the annual reporting period that begins after June 15, 2005. Consistent with the new rule, the Company will be required to adopt Statement 123(R) in the first quarter of its 2006 fiscal year, and will implement the new standard on a prospective basis. The Company is currently evaluating the effect that the adoption of Statement 123(R) will have on the Company’s financial position and results of operations, and it is possible that the adoption of this standard may adversely affect the Company’s results of operations in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements” above.

The Company’s charter and bylaws, Delaware law and the indenture for the Company’s 3.75% Convertible Senior Notes contain provisions that could discourage a takeover even if beneficial to shareholders.

The Company’s charter and bylaws, in conjunction with Delaware law, contains provisions that could make it more difficult for a third party to obtain control of the Company even if doing so would be beneficial to shareholders. For example, the Company’s bylaws allow the Board of Directors to expand its size and fill any vacancies without shareholder approval. Furthermore, the Company’s board has the authority to issue preferred stock and to designate the voting rights, dividend rate and privileges of the preferred stock, all of which may be greater than the rights of common shareholders. Additionally, upon a change of control of the Company, the holders of the 3.75% Convertible Senior Notes may have the right to require the Company or its successor to repurchase the 3.75% Convertible Senior Notes at a make-whole premium designed to compensate note holders for the lost option time value of their 3.75% Convertible Senior Notes, plus accrued and unpaid interest to the date of repurchase in cash. This could make it more difficult for a third party to obtain control of the Company even if doing so would be beneficial to shareholders.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

The following table sets forth the principal properties owned or leased by the Company as of March 1, 2006.

Location	Principal Use	Approximate Area	Owned or Leased
Industry Lane Hunt Valley, MD	Corporate headquarters, and manufacturing, engineering and administrative facilities for AAI	429,750 sq.ft. floor space on 38 acres of land	Owned in fee
5 Alliance Dr. Charleston, SC	Manufacturing, engineering, and administrative for AAI	222,000 sq.ft. 35 acres	Owned in fee
318 Clubhouse Road Hunt Valley, MD	Office space for AAI	29,792 sq.ft.	Leased to December 31, 2009
10150 York Road Suite 200 Hunt Valley, MD	Office space for AAI	27,414 sq.ft.	Leased to April 30, 2010
3200 Enterprise Street Brea, CA	Manufacturing, engineering and administrative facilities for AAI	9,035 sq.ft.	Leased to June 30, 2008
1235 S. Clark St. Suite 1100 Arlington, VA	Office space for AAI	4,426 sq.ft.	Leased to February 28, 2010
1601 Paseo San Luis Sierra Vista, AZ	Office space for AAI	3,408 sq.ft.	Leased to June 30, 2007
3501 Quadrangle Blvd. Suite 260 Orlando, FL	Office space for AAI	4,578 sq.ft.	Leased to July 31, 2010
4141 Colonel Glenn Hwy Beavercreek, OH	Office space for AAI	1,454 sq.ft.	Leased to July 31, 2006
555 Sparkman Drive Huntsville, AL	Office space for AAI	2,650 sq.ft.	Leased to March 31, 2006
Kenai, AK	Training school operated by AAI	Approximately 1 acre of land	Leased to November 6, 2027
300 Clubhouse Road Hunt Valley, MD	Office space for AAI	19,098 sq.ft	Leased to April 30, 2007
1285 N. Air Depot, Midwest City, OK	Office and lab space for AAI	5,000 sq ft	Leased to March 31, 2006
1289 N. Air Depot, Midwest City, OK	Office and lab space for AAI	5,000 sq ft	Leased to March 31, 2006
1327 West 2550 South Ogden, UT	Office space and light manufacturing for AAI	7,500 sq.ft.	Leased to August 1, 2006
2735 West 5th North Street Summerville, SC	Office space and light manufacturing for AAI	59,000 sq.ft.	Leased to June 30, 2006

404 Industrial Road Suite 1 Choctaw, MS	Engineering and manufacturing facility and office space for AAI	40,020 sq.ft.(1)	Leased to February 28, 2008
Unit 16 Compass Point Ensign Way Hamble, Hampshire United Kingdom	Engineering and administrative facilities for AAI	6,000 sq. ft.	Leased to May 27, 2017 with rent review dates of May 27, 2007 and May 27, 2012
Unit 17 Compass Point Ensign Way Hamble, Hampshire United Kingdom	Engineering and administrative facilities for AAI	6,000 sq. ft.	Leased to June 12, 2017 with rent review dates of June 12, 2007 and June 12, 2012
401 Westpark Court Peachtree City, GA	After market sales and marketing office for AAI	250 sq. ft.	Leased to August 31, 2006
6196 Lake Gray Blvd Jacksonville, FL	Office space for AAI	5,648 sq.ft	Leased to May 31, 2010
1510 East First Street Monroe, MI	Warehouse, engineering, assembly and administrative facilities for Detroit Stoker	155,260 sq.ft. floor space on 16.2 acres of land (East Building)	Owned in fee
1426 East First Street Monroe, MI	Limited administrative and storage use for Detroit Stoker	140,650 sq.ft. floor space	Owned in fee

(1)          Represents total square feet of space leased, including 34,650 square feet of shared space and 5,370 square feet of office space for AAI.

For information with respect to obligations for lease rentals, see Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. The Company considers the properties to be suitable and adequate for its present needs. The properties are being substantially utilized.

ITEM 3.                LEGAL PROCEEDINGS

Information relating to legal proceedings and various commitments and contingencies is described in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report, and Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The Company’s par value $1.00 per share common stock (the “Common Stock”) currently trades on the New York Stock Exchange under the symbol “UIC”. The following table sets forth the high and low sales prices per share of Common Stock for each of the quarterly periods during 2005 and 2004, as reported by the New York Stock Exchange:

	For the Quarterly Period Ended
	March 31,	June 30,	September 30,	December 31,
2005
Low	$28.01	$27.58	$31.86	$33.59
High	$39.33	$37.34	$38.30	$45.27
2004
Low	$16.95	$18.94	$23.01	$29.77
High	$19.42	$24.50	$34.45	$41.52

The number of shareholders of record of Common Stock as of March 1, 2006 was approximately 1,476.

Dividend Policy

The Board of Directors of United Industrial declared quarterly dividends of $0.10 per share on Common Stock to shareholders of record during each of the calendar quarters of 2005 and 2004. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company’s corporate strategy, future earnings, operations, capital requirements, the general financial condition of the Company, and general business conditions. In addition, under the terms of the Indenture governing United Industrial’s $120,000,000 3.75% convertible senior notes due September 15, 2024, (the “3.75% Convertible Senior Notes”), should United Industrial distribute a cash dividend in any quarterly period in excess of $0.10 per share, the conversion rate provided for in the Indenture would be adjusted. The Company’s current credit facility also restricts the amount and conditions under which the Company may declare dividends. See Note 7, to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Purchases of Equity Securities by the Issuer

For information regarding the Company’s purchases of its equity securities, see Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (in millions)
10/1/05—10/31/05	163,049	$35.16	163,049	—
11/1/05—11/30/05	—	—	—	—
12/1/05—12/31/05	—	—	—	—

On September 7, 2005, the Board of Directors of the Company authorized a stock purchase plan for up to $15,000,000. The Company repurchased a total of 425,627 shares at an average price of $35.20 during the remainder of 2005 utilizing all funds available under the plan.

ITEM 6.                SELECTED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars and shares in thousands, except per share data)
Operating Data
Continuing Operations:
Net Sales	$517,153	$385,084	$310,947	$258,767	$238,495
Operating Costs	460,484	344,250	287,690	253,394	217,844
Interest (Expense) Income, Net	(2,611)	(945)	371	(716)	601
Income Before Income Taxes	61,898	39,902	23,517	4,438	22,011
Provision for Income Taxes	21,539	13,800	8,411	574	7,383
Income from Continuing Operations	40,359	26,102	15,106	3,864	14,628
Income (Loss) From Discontinued Operations	599	698	(20,947)	(42,941)	(9,265)
Net Income (Loss)	40,958	26,800	(5,841)	(39,077)	5,363
Basic Earnings (Loss) per Share:
Income From Continuing Operations	3.41	2.04	1.14	0.30	1.15
Income (loss) From Discontinued Operations	0.05	0.06	(1.58)	(3.30)	(0.73)
Net Income (Loss)	3.46	2.10	(0.44)	(3.00)	0.42
Diluted Earnings (Loss) per Share:
Income From Continuing Operations	2.85	1.94	1.10	0.28	1.10
Income (Loss) From Discontinued Operations	0.04	0.05	(1.53)	(3.13)	(0.70)
Net Income (Loss)	2.89	1.99	(0.43)	(2.85)	0.40
Cash Dividends Paid on Common Stock	4,733	5,093	5,315	3,912	5,069
Cash Dividends Declared per Common Share	0.40	0.40	0.40	0.30	0.40
Shares Outstanding at Year End	11,279	12,292	13,267	13,068	12,872
Financial Position (at Year End)
Total Assets	$304,401	$421,149 (1)	$161,689 (1)	$158,195	$252,525
Property and Equipment, Net—Continuing Operations	44,743	27,645	22,216	21,196	24,514
Long-Term Debt, Including Current Portion	121,687	122,958	—	—	—
Shareholders’ Equity	25,522	31,566	40,947	47,631	120,344
Financial Ratios
Return on Shareholders’ Equity (Net Income)	160.5%	84.9%	—%	—%	4.5%
Income from Continuing Operations as a Percentage of Net Sales	7.8%	6.8%	4.9%	1.5%	6.1%
Statistical Data—Continuing Operations
Funded Backlog as of Year End	$496,000	$388,000	$323,000	$301,000	$207,000
Capital Expenditures	25,358	9,628	6,213	5,219	2,028
Depreciation and Amortization	9,217	5,846	5,415	8,763	6,413
Number of Employees at end of year	2,000	1,650	1,600	1,600	1,500

Certain prior year balances have been reclassified to conform to the current year presentation.

(1)          The total assets and liabilities for the years ended December 31, 2004 and 2003 have been equally adjusted to reflect the consolidation of ETI in accordance with the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46R”), effective for the year ended December 31, 2003, and previously they were reflected under the equity method. The increase to total assets reflected in this report over previously filed reports is $821 and $11,571 as of December 31, 2004 and 2003, respectively.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this Annual Report.

Management Overview

Introduction

The Company designs, produces and supports defense systems. Its products and services include unmanned aircraft systems, training and simulation systems, automated aircraft test and maintenance equipment, armament systems, logistical and engineering services, and other leading-edge technology solutions for defense needs. The Company also manufactures combustion equipment for biomass and refuse fuels.

During 2005, the Company continued to focus on its core Defense segment, which accounted for approximately 92.9%, 92.2%, and 90.8% of total consolidated net sales from continuing operations during 2005, 2004, and 2003, respectively. The U.S. Government, principally the DoD, is the Company’s principal customer, and the Company expects that sales to the DoD will be its primary source of revenue for the foreseeable future. As more fully discussed in Part I, Item 1 of this Annual Report, the Defense segment’s largest product area includes the development, manufacture and support of UAS, including the Shadow 200 TUAS, which is the U.S. Army’s tactical UAS platform. AAI is one of the few companies to have entered full-rate production and successfully fielded operational UAS for the DoD. The Company’s results in 2005 significantly benefited from the Shadow 200 TUAS full-rate production program that commenced in 2003, and by providing support and logistical services for delivered Shadow 200 TUAS, including systems deployed in Operation Iraqi Freedom.

The Global War on Terrorism, Operation Iraqi Freedom, and homeland defense concerns have focused the U.S. Government’s efforts on ensuring that U.S. armed forces are equipped and trained to prevail in large-scale and small-scale conflicts around the world. At the same time, the DoD is committed to transforming the military into a more agile, responsive, lethal and survivable force for future engagements. The Company believes that a key element of the DoD’s strategy is the use of unmanned systems, including UAS. Current market analyses performed by AAI, based on information gathered from budgets and forecasts reported by the DoD, continue to call for near-term growth in U.S. UAS programs. However, as a consequence of this growth larger manufacturers have entered the marketplace. Some of these new competitors are the major aircraft manufacturers, including Northrop Grumman and The Boeing Company. In addition, the DoD is seeking new and more cost effective methods of sustaining its systems in the field. Increasingly, the DoD is asking contractors to provide innovative logistics, field service and training solutions in support of procured systems in order to reduce overall maintenance and operational costs, as well as improve operational effectiveness of these systems.

The Company intends to strengthen its competitive advantage by continuously improving operational excellence and continuing to invest in research and development initiatives to maintain its track record and technological edge over its competitors in the Company’s niche markets. The Company also intends to grow its Defense segment and plans to use its position as a prime contractor to work with its customers to expand markets for current products, create upgrades to extend product life, and develop the requirements for future systems. Additionally, the Company intends to leverage its expertise, resources and capabilities to expand its engineering and services offerings by addressing customers’ product support, logistics, fielding and upgrade needs in order to control a greater portion of the product life cycle. Finally, the

Company intends to complement its growth strategy for its Defense segment through select acquisitions that broaden its product and service offerings, deepen its capabilities and provide entry into new markets.

Acquisition of ESL

On April 4, 2005, the Company acquired ESL, an EW systems company based in the United Kingdom. The net purchase price was $10,363,000 in cash. ESL is a designer and producer of electro-optical (“EO”) test and simulation products for use on flight lines and in aircraft maintenance facilities. The simulators are used to assess the operational readiness of sophisticated missile warning and countermeasures self-protection systems used on military aircraft. ESL’s EO simulators are also used at military test, evaluation, and training ranges to evaluate the effectiveness of new self-protection systems and to train pilots for combat readiness. In addition, ESL specializes in EW related research, study, and in-service support activity for U.K. government agencies and prime contractors both in the United Kingdom and the United States. For the year ended December 31, 2005, ESL contributed net sales of $7,270,000 to total consolidated net sales from continuing operations.

Gain on Sale of Property

In January 2005, the Company sold approximately 26 acres of undeveloped property adjacent to its Hunt Valley, Maryland facility for $8,105,000, which yielded proceeds of $7,555,000, net of selling expenses and closing costs. The net proceeds were deposited with a qualified intermediary. The Company recognized a pretax gain on the sale of this property in the first quarter of 2005 of approximately $7,152,000. On March 4, 2005, the Company purchased, with funds distributed by the qualified intermediary, a new facility for $5,085,000 in Charleston, South Carolina for AAI Services Corporation, to support the growth in its operations. Substantially all the remaining net proceeds were disbursed from the qualified intermediary account by July 11, 2005, and were used for improvements to the new facility. The Company expects that it will be able to defer paying substantially all of the income tax obligation incurred in connection with the gain on the sale of the property in Hunt Valley, in accordance with Section 1031(b) of the Internal Revenue Code.

Issuance of 3.75% Convertible Senior Notes

In September 2004, United Industrial issued and sold $120,000,000 aggregate principal amount of 3.75% convertible senior notes due September 15, 2024 (“3.75% Convertible Senior Notes”), unless earlier redeemed, repurchased, or converted. United Industrial used $24,356,000 of the proceeds to purchase 850,400 shares of the United Industrial’s Common Stock in privately negotiated transactions concurrent with the issuance and sale of the 3.75% Convertible Senior Notes. United Industrial received approximately $91,268,000 of net proceeds from this sale after the concurrent purchase of the Common Stock and payment of $4,376,000 of investment banking and other professional and printing fees associated with the sale. The Company intends to use the net proceeds for acquisitions and general corporate purposes. At December 31, 2005, the remaining balance of the net proceeds was invested in short-term, interest bearing investments and marketable equity securities.

Restructuring Activities

During the fourth quarter of 2004, the Company’s management adopted plans designed to maximize efficiencies in its Energy segment and its Defense segment’s fluid test systems product area, in accordance with the Company’s previously disclosed strategic initiatives.

In the Company’s Energy segment, Detroit Stoker eliminated 28 production positions during the first quarter of 2005, by outsourcing most of its manufacturing operations to lower cost producers. In connection with the planned reduction in Detroit Stoker’s workforce, in the fourth quarter of 2004 the

Company recognized a pension curtailment charge in the Energy segment to accelerate the amortization of prior service costs and recognize enhanced benefits primarily for one of its pension benefit plans of approximately $1,959,000, which is included in selling and administrative expenses in the accompanying Consolidated Statements of Operations. As a result of the same reduction in Detroit Stoker’s workforce, the Company recognized severance charges of $94,000 and facility consolidation and closure costs of $164,000 for the year ended December 31, 2005. Detroit Stoker does not expect any additional costs associated with this restructuring plan.

In the fourth quarter of 2004, AAI began reorganizing the operations of its fluid test systems product area in the Defense segment in expectation of realizing certain operating efficiencies. These activities resulted in total charges of approximately $2,552,000 of which approximately $600,000 was expensed and $200,000 was paid in 2004. In addition, the Company recorded a noncash charge in 2004 in the Defense segment of approximately $300,000 for the write down of certain inventories of the fluid test systems product line, which was included in cost of sales. For the year ended December 31, 2005, $1,952,000 was expensed and $2,352,000 was paid or otherwise settled in connection with this restructuring plan. The Company recorded a noncash charge in 2005 in the Defense segment of approximately $124,000 for the write down of certain assets of the fluid test systems product line. AAI does not expect to recognize any additional restructuring expense related to the fluid test systems product line.

On October 31, 2003, the Company closed its office in New York City and relocated the corporate activities handled at that location to its existing facility in Hunt Valley, Maryland. In connection with this relocation, in 2003, the Company recorded a charge of $546,000 related to severance costs for the former employees at that location and a charge of $355,000 related to the closure of the New York City office, for a total charge of $901,000, which is included in selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Results of Operations

The Company’s operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors in this Annual Report. Accordingly, operating results of a particular year, or year-to-year comparisons of recorded revenues and earnings, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

The following information relates to the continuing operations of the Company and its consolidated subsidiaries, except where references are made to discontinued operations. The transportation operation is accounted for as discontinued operations in the Company’s consolidated financial statements as of and for the years ended December 31, 2005, 2004 and 2003.

Overview of Consolidated Results

Continuing Operations

The following discussion provides an overview of the Company’s consolidated results of operations from continuing operations, and is followed by a discussion of each business segment’s results.

In 2004, certain reclassifications were made to gross profit and selling and administrative expenses in 2003 to conform to the current year presentation.

For the Years Ended December 31, 2005, 2004 and 2003

				2005 vs 2004 Increase		2004 vs 2003 Increase
	2005	2004	2003	$	%	$	%
	(dollars in thousands)
Net sales	$517,153	$385,084	$310,947	132,069	34.3	74,137	23.8
Gross profit	125,790	95,946	71,329	29,844	31.1	24,617	34.5
Gross margin percentage	24.3%	24.9%	22.9%	—	—	—	—
Selling and administrative expenses	67,908	53,414	46,688	14,494	27.1	6,726	14.4
Selling and administrative expenses as a percentage of sales	13.1%	13.9%	15.0%	—	—	—	—
Operating income	56,669	40,834	23,257	15,835	38.8	17,577	75.6
Operating income as a percentage of sales	11.0%	10.6%	7.5%	—	—	—	—
Income from continuing operations before income tax	61,898	39,902	23,517	21,996	55.1	16,385	69.7
Income from continuing operations, net of income taxes	40,359	26,102	15,106	14,257	54.6	10,996	72.8

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

The increase in net sales in 2005 was primarily driven by the Company’s Defense segment that contributed $125,126,000 to the growth. This increase was mainly generated by higher production and logistical support related to Shadow 200 TUAS. Also contributing to the growth were various other Defense segment programs including the Biological Detection Systems, Advanced Boresight Equipment, and Lightweight Small Arms Technology. The acquisition of ESL in the second quarter of 2005 contributed $7,270,000 to the net sales increase. In addition, the Energy segment experienced higher demand in response to the high and volatile energy prices for oil and natural gas, resulting in $6,943,000 of higher net sales.

The decrease in gross margin percentage in 2005 compared to 2004 was primarily due to $6,900,000 of gross profit recognized in 2004 as the result of the favorable resolution of technical risks and achievements of production efficiencies experienced on the Shadow 200 TUAS program, partially offset in 2005 by higher net sales of products and services with improved gross margins. In addition, the Energy segment realized an improvement in its gross margin percentage in 2005 due to the implementation of the restructuring plan adopted in 2004.

The increase in the selling and administrative expenses in 2005 included $16,474,000 related to support of the Defense segment’s growth including general and administrative expenses incurred by ESL (acquired in April 2005) of $3,038,000. Other than ESL, areas that experienced increases included research and development and bid and proposal costs, compensation, facilities, information technology, and legal. Restructuring charges in 2005 in connection with the Defense segment’s fluid test systems product line were essentially offset by reduced expenses resulting from that restructuring (see “Management Overview” section above for additional information). Partially offsetting these increases in 2005 were savings in the Energy segment of $1,779,000 primarily due to lower restructuring costs.

The increase in income from continuing operations in 2005 compared to 2004 was primarily due to the growth in net sales and operating margin as well as a pretax gain of $7,152,000 from the sale of undeveloped property, partially offset by an increase in pretax net interest expense of $1,666,000 primarily due to the issuance of the Company’s 3.75% Convertible Senior Notes on September 15, 2004.

The provision for income taxes for the year ended December 31, 2005 reflected an annual effective income tax rate for continuing operations of 34.8 % compared to 34.6% in 2004.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

The increase in net sales in 2004 was primarily driven by the Company’s Defense segment that contributed $72,636,000 to the growth. This increase was mainly generated by higher production and logistical support related to Shadow 200 TUAS. Also contributing to the growth in the Defense segment was higher sales for the C-17 Maintenance Training System program. In addition, the Energy segment experienced higher demand for its alternative fuel products in response to the high and volatile energy prices for oil and natural gas, resulting in $1,501,000 of higher net sales.

The increase in gross margin percentage in 2004 was generally experienced in the Defense segment and primarily due to $6,900,000 of gross profit recognized in 2004 as the result of the favorable resolution of technical risks and achievements of production efficiencies experienced on the Shadow 200 TUAS program. Lower pension expense and the prescription drug subsidy provided by the Medicare Act of 2003 also contributed to the improved gross margin in 2004. Partially offsetting these favorable items in 2004 were restructuring charges in connection with the Defense segment’s fluid test systems product line (see “Management Overview” section above for additional information) and a charge related to the discovery and correction in the third quarter of 2004 of the cumulative effect of overstated revenue and related unbilled accounts receivable that occurred during the years 1998 through 2003. The corrections were not material in the aggregate or in any one year.

The increase in the selling and administrative expenses in 2004 included $5,165,000 related to support of the Defense segment’s growth. Areas that experienced increases included research and development and bid and proposal costs, legal, and consulting. The Energy segment contributed $1,955,000 to this increase that was primarily due to restructuring costs. These items were partially offset by costs, in 2003, totaling $901,000 associated with the closure of the Company’s office in New York City and relocation of the activities handled at that location to an existing facility in Hunt Valley, Maryland.

The increase in income from continuing operations in 2004 compared to 2003 was primarily due to the growth in net sales and operating margin. These favorable results were partially offset by an increase in pretax net interest expense of $1,316,000 primarily due to the issuance of the Company’s 3.75% Convertible Senior Notes on September 15, 2004.

The provision for income taxes for the year ended December 31, 2004 reflected an annual effective income tax rate for continuing operations of 34.6 % compared to 35.8% in 2003. The lower tax rate was primarily attributable to research and development tax credits.

Segment Results

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Net sales:
Defense	$480,187	$355,061	$282,425
Energy	36,966	30,023	28,522
Consolidated total	$517,153	$385,084	$310,947
Gross profit:
Defense	$110,863	$84,296	$59,283
Energy	14,927	11,650	12,046
Consolidated total	$125,790	$95,946	$71,329
Selling and administrative expenses:
Defense	$58,816	$42,342	$37,177
Energy	8,996	10,775	8,820
Other	96	297	691
Consolidated total	$67,908	$53,414	$46,688
Income (loss) from continuing operations before income taxes:
Defense	$59,282	$41,202	$23,182
Energy	5,695	542	2,695
Other	(3,079)	(1,842)	(2,360)
Consolidated total	$61,898	$39,902	$23,517

Defense Segment

For the Years Ended December 31, 2005, 2004 and 2003

				2005 vs 2004 Increase		2004 vs 2003 Increase
	2005	2004	2003	$	%	$	%
	(dollars in thousands)
Net sales	$480,187	$355,061	$282,425	$125,126	35.2	$72,636	25.7
Gross profit	110,863	84,296	59,283	26,567	31.5	25,013	42.2
Gross margin percentage	23.1%	23.7%	21.0%	—	—	—
Selling and administrative expenses	58,816	42,342	37,177	16,474	38.9	5,165	13.9
Selling and administrative expenses as a percentage of sales	12.2%	11.9%	13.2%	—	—	—	—
Operating income	51,367	40,650	21,677	10,717	26.4	18,973	87.5
Operating income as apercentage of sales	10.7%	11.4%	7.7%	—	—	—	—
Income before income Taxes	59,282	41,202	23,182	18,080	43.9	18,020	77.7

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The increase in net sales of $125,126,000 for the Defense segment was primarily due to the Shadow 200 TUAS program, including approximately $67,129,000 higher net sales generated as the result of providing logistical support related to an increasing number of fielded Shadow 200 TUAS in 2005, including deployed systems in Operation Iraqi Freedom, a full year of logistical support in 2005 related to the Biological Detection Systems program that was awarded in the third quarter of 2004, increased demand for ABE systems, an increase in sales related to the Lightweight Small Arms Technology program and the acquisition of ESL in the second quarter of 2005.

The decrease in gross margin percentage in 2005 compared to 2004 was primarily due to $6,900,000 of gross profit recognized in 2004 as the result of the favorable resolutions of technical risks and achievements of production efficiencies experienced on the Shadow 200 TUAS program, partially offset in 2005 by increased Shadow 200 TUAS performance based logistics program sales with improved gross margins, improved margins on JSECST production contracts, and increased sales volume and gross margins on ABE.

The increase in selling and administrative expenses of $16,474,000 was primarily due to $5,848,000 for higher research and development and bid and proposal costs to support the Defense segment’s growth, $3,444,000 in increased compensation costs, $3,038,000 of selling and administrative expenses incurred by ESL (acquired in April 2005), $1,162,000 increased facility and information technology expense, $763,000 of higher legal expenses, and an increase in other expenses of $2,219,000 associated with the general volume increase in the Defense segment’s business.

The increase in income from continuing operations before income taxes included a gain of $7,152,000 from the sale of undeveloped property.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The increase in net sales for the Defense segment was primarily due to a greater level of production of and support for Shadow 200 TUAS systems, including approximately $31,484,000 higher net sales generated as the result of providing support and logistical services for delivered Shadow 200 TUAS systems, including deployed systems in Operation Iraqi Freedom. Approximately $14,200,000 higher sales volume for the C-17 Maintenance Training System program also contributed to the increase in net sales in 2004.

The increase in gross profit for the Defense segment was primarily due to the higher sales volume, the recognition of the favorable resolution of technical risks of $6,900,000, approximately $1,534,000 lower pension and other post-retirement benefits due to higher returns on the pension assets and approximately $400,000 for the recognition of the effects of the prescription drug subsidy provided by the Medicare Act of 2003, partially offset by $800,000 of charges related to the restructuring activities in the Defense segment’s fluid test systems product line, and a $780,000 charge related to the discovery and correction in the third quarter of 2004 of the cumulative effect of overstated revenue and related unbilled accounts receivable that occurred during the years 1998 through 2003. The corrections were not material in the aggregate or in any one year.

The increase in gross margin percentage was primarily due to the recognition of $6,900,000 of gross profit as the result of the favorable resolution of technical risks and achievement of production efficiencies experienced in the Shadow 200 TUAS production program.

The $5,165,000 increase in selling and administrative expenses was primarily due to higher research and development and bid and proposal costs, legal and consulting fees, and other expenses associated with the general volume increase in the Defense segment’s business.

The increase in income from continuing operations before taxes in 2004 compared to 2003 was primarily due to the increase in net sales and the recognition of $6,900,000 of pretax profit due to the favorable resolution of technical risks and achievement of production efficiencies experienced in the Shadow 200 TUAS production program. These favorable items were partially offset by higher selling and administrative expenses and a noncash pretax impairment charge in 2004 of $861,000 to write down the cost of certain assets related to the commercial firefighting training facility AAI owns and operates in Kenai, Alaska.

Energy Segment

For the Years Ended December 31, 2005, 2004 and 2003

				2005 vs 2004 Increase (Decrease)		2004 vs 2003 Increase (Decrease)
	2005	2004	2003	$	%	$	%
	(dollars in thousands)
Net sales	$36,966	$30,023	$28,522	6,943	23.1	1,501	5.3
Gross profit	14,927	11,650	12,046	3,277	28.1	(396)	(3.3)
Gross margin percentage	40.4%	38.8%	42.2%	—	—	—	—
Selling and administrative expenses	8,996	10,775	8,820	(1,779)	(16.5)	1,955	22.2
Selling and administrative expenses as a percentage of sales	24.3%	35.9%	30.9%	—	—	—	—
Operating income	5,342	380	2,509	4,962	1305.7	(2,129)	(84.9)
Operating income as a percentage of sales	14.5%	1.3%	8.8%	—	—	—	—
Income before income Taxes	5,695	542	2,695	5,153	950.7	(2,153)	(79.9)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The increase in net sales of $6,943,000 for the Energy segment in 2005 was primarily due to the higher demand for stokers and related combustion equipment as customers sought alternative fuel sources in response to the high and volatile prices experienced recently, especially for oil and natural gas.

The implementation during 2005 of the restructuring plans adopted in 2004, primarily from the outsourcing of all manufacturing operations, contributed to the increase in gross margin percentage.

The decrease in selling and administrative expenses was primarily due to restructuring costs of $258,000 incurred in 2005 compared to the pension curtailment charge of $1,959,000 related to restructuring in 2004.

Income before income taxes in the Energy segment was $5,153,000 higher in 2005 than for the same period in 2004, primarily due to a growth in sales and the positive effects from the implementation of the restructuring plans adopted in 2004. In January of 2005, Detroit Stoker outsourced a majority of its manufacturing operations to lower cost vendors and eliminated twenty-eight hourly production positions. Approximately $258,000 was charged to this restructuring in 2005 in contrast to a $1,959,000 pension curtailment charge related to Detroit Stoker’s restructuring activities recorded in 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The increase in net sales for the year ended December 31, 2004 was primarily due to higher demand for stokers and related combustion equipment as steam producers sought alternative fuel sources in response to the high and volatile energy prices experienced recently, especially for oil and natural gas. The decrease in gross margin percentage in 2004 compared to 2003 was primarily due to increased competition.

Excluding the $1,959,000 pension curtailment charge related to Detroit Stoker’s 2004 restructuring activities, selling and administrative expenses for the Energy segment in 2004 were similar to 2003.

Asbestos litigation expense decreased $175,000 to $542,000 in 2004 from $717,000 in 2003. Asbestos litigation expense in 2004 resulted in part from a $231,000 increase in the asbestos liability, net of potential insurance recoveries, based on a ten-year estimate of future liability, the period in which such costs are deemed to be reasonably estimable. The higher asbestos litigation expense incurred in 2003 was primarily for legal and other professional fees associated with studies performed to evaluate the extent of potential asbestos liability and related available insurance coverage.

Income before income taxes in the Energy segment in the year ended December 31, 2004 was $2,153,000 lower than for the same period in 2003 primarily due to the pension curtailment charge of $1,959,000 related to the restructuring activities at Detroit Stoker in 2004, as discussed in the “Management Overview” section above.

Other Segment

Comparison for the Years Ended December 31, 2005, 2004 and 2003

				2005 vs 2004 Increase (Decrease)		2004 vs 2003 Increase (Decrease)
	2005	2004	2003	$	%	$	%
	(dollars in thousands)
Selling and administrative expenses	$96	$297	$691	(201)	(67.7)	(394)	(57.0)
Loss before income taxes	(3,079)	(1,842)	(2,360)	1,237	67.2	(518)	(21.9)

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Expenses included under the heading Other increased for the year ended December 31, 2005 compared to the same period in 2004, primarily due to an increase of $4,226,000 in interest expense as the result of the issuance of the 3.75% Convertible Senior Notes on September 15, 2004 offset by an increase in interest income of $1,995,000.

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Expenses included under the heading Other decreased in 2004 compared to 2003 primarily due to a pretax charge of approximately $901,000 related to severance and lease termination costs incurred in 2003 associated with closing and relocating the Company’s corporate headquarters from New York City to Hunt Valley, Maryland, partially offset by charges recorded in 2004 related to environmental issues.

Discontinued Transportation Operation

The Company designated, and began accounting for its transportation business, as a discontinued operation in 2001. Further, the Company ceased to accept new transportation business in December 2001, the time the decision was made to discontinue the transportation business. On July 26, 2002, AAI sold two transportation overhaul contracts, one with the New Jersey Transit Corporation and the other with the Maryland Transit Administration, together with related assets and liabilities, to ALSTOM Transportation, Inc. (“ALSTOM”). AAI agreed to indemnify ALSTOM against, among other things, future breach by AAI of representations and covenants contained in the master agreement (the “ALSTOM Agreement”). Between March 3 and July 20, 2004, ALSTOM provided AAI with notice of indemnification claims pursuant to the ALSTOM Agreement totaling approximately $8,500,000. . On December 30, 2004, AAI entered into a settlement agreement with ALSTOM with respect to such indemnification claims that resulted in a payment from AAI to ALSTOM of $300,000, and an additional $150,000 payment made by AAI into an escrow account, in full settlement of ALSTOM’s claims. As of December 31, 2005, no claims have been raised against the escrow.

In addition to the two transportation overhaul contracts AAI sold to ALSTOM, the Company’s remaining transportation operation has been conducted primarily in connection with Electric Transit, Inc. (“ETI”). AAI owns 35% of ETI, and Skoda a.s. (“Skoda”), a Czech company, owns the remaining 65% of ETI. During 2001, Skoda was declared bankrupt in the Czech Republic and has been unable to fund its obligations to ETI which are provided for in the shareholders’ agreement with AAI. The financial statements for ETI have been consolidated for the years ended December 31, 2005, 2004 and 2003, and previously they were reflected under the equity method.

During 2004, ETI fulfilled its initial delivery obligations and completed a retrofit program under its one remaining production contract, which was for the design and manufacture of 273 electric trolley buses (“ETBs”) for the San Francisco Municipal Railway (“MUNI”). In executing its contract with MUNI, ETI entered into major subcontracts with AAI, certain Skoda operating affiliates, and others. Both AAI and the Skoda operating affiliates have completed their delivery requirements and the Skoda operating affiliates are now subject to warranty obligations. Although AAI has completed performance on its subcontract with ETI relating to the MUNI contract, AAI has continued to provide ETI with personnel and other financial support in order to enable ETI to satisfy certain of its remaining commitments to MUNI.

As of April 22, 2004, ETI and MUNI executed an agreement to modify the original MUNI contract (“Modification No. 6”) under which MUNI relieved ETI of its warranty, performance and certain related bonding obligations, as well as other obligations under its ETB contract with MUNI, except for a defined scope of work related to modifications of ETB hardware. In connection with Modification No. 6, AAI executed a guaranty agreement with MUNI that assures performance of certain of ETI’s remaining contractual obligations to MUNI. In exchange for the guaranty and other consideration (including a cash payment of $500,000), AAI obtained a release from all further obligations under its subcontract with ETI, including its subcontractor warranty obligations.

Also related to the MUNI contract is AAI’s claim under a labor and materials bond for unpaid receivables from ETI totaling in excess of $47,000,000 (the maximum penal sum of the labor and materials bond) less AAI’s indemnity obligation to the surety of that bond for up to $14,800,000 (representing 35% of the original face value of the labor and materials bond (in proportion to AAI’s equity interest in ETI)). AAI’s payment rights under the labor and materials bond (among other damage claims asserted by AAI) are currently at issue in a case before the United States District Court for the Northern District of California. Prior to final adjudication of this case, there can be no assurances as to the amount or timing of a recovery by AAI, if any, on its claim on the labor and materials bond. To date no amount of recovery has been recorded.

For a more complete description of the Company’s discontinued transportation operation, see Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

The Company’s discontinued transportation operation reported income of $599,000, net of income taxes for the year ended December 31, 2005 compared to income of $698,000, net of income tax for the same period in 2004.

During 2005 and 2004, ETI was able to favorably resolve certain operational risks associated with the execution of its last remaining program. ETI reported net income for the years ended December 31, 2005 of approximately $3,241,000. Partially offsetting this income in 2005 was $2,319,000 of net expenses incurred by the Company’s discontinued transportation operation to wind down its operation, including $1,926,000 in legal fees. (See Note 17 Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for additional information,)  ETI reported net income for the year ended December 31, 2004 of approximately $2,321,000. Partially offsetting this income in 2004 was $1,247,000 of net expenses incurred by the Company’s discontinued transportation operation to wind down its operation. These net expenses included $4,566,000 of general and administrative expenses and other charges, including $2,294,000 of professional fees related to litigation matters, partially offset by $3,319,000 related to the favorable resolution of certain matters previously reserved.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

The Company’s discontinued transportation operation reported income of $698,000, net of income taxes for the year ended December 31, 2004 compared to a loss of $20,947,000, net of an income tax benefit for the same period in 2003.

The results in 2003 included a pretax loss of $24,879,000 primarily related to the loss estimated at that time to be incurred by ETI to complete the production and warranty phases of its one remaining contract to provide ETBs to MUNI, as well as $4,314,000 of costs related to idle capacity at AAI’s leased transportation facility, and $3,028,000 of the Company’s general and administrative expenses related to the discontinued transportation operation.

Pension

			Increase
	2005	2004	(Decrease)
	(dollars in thousands)
Minimum pension liability	$28,448	$17,513	$10,935
Accumulated other comprehensive loss	$52,422	$47,046	$5,376
Less: Deferred tax benefit	(18,346)	(16,466)	(1,880)
	$34,076	$30,580	$3,496
Intangible pension asset	$3,288	$3,564	$(276)

During 2005, the Company’s minimum pension liability increased $10,935,000 primarily due to a reduction in the discount rate to 5.50% in 2005 from 5.75% in 2004. The Company also expensed approximately $6,080,000 of net periodic pension benefit cost to operations and charged $5,376,000 ($3,496,000, net of income taxes) to accumulated other comprehensive loss to recognize an additional minimum pension liability. The Company contributed $244,000 during 2005 to fund a portion of its pension obligation.

Income Taxes

As of December 31, 2005, the Company had recorded net deferred tax assets of approximately $17,332,000. Management believes the Company will generate sufficient taxable income in future years to realize this benefit based upon the historical performance of the Company’s Defense and Energy segments and their existing backlogs. The Company’s effective income tax rate for continuing operations in 2005 was 34.8 % compared to 34.6% in 2004.

Backlog

The Company’s funded backlog for continuing operations, defined as orders placed for which funds have been appropriated or purchase orders received, by business segment at December 31, 2005 and 2004 was as follows:

	At December 31,		Increase (Decrease)
	2005	2004	$	%
	(dollars in thousands)
Defense	$487,366	$380,622	106,744	28.0
Energy	8,499	7,296	1,203	16.5
Total	$495,865	$387,918	107,947	27.8

The increase in funded backlog for the Defense segment at December 31, 2005 compared to December 31, 2004 was generally due to the timing of funding by the U.S. Army for the Shadow 200 TUAS full-rate production contract awards which are fully funded when awarded, and an increase in orders for the continued logistical support services for delivered Shadow 200 TUAS systems, including systems deployed in Operation Iraqi Freedom. The increase also includes additional orders awarded by the DoD to provide logistical support for Biological Detection Systems at U.S. facilities around the world. The Defense segment also received additional funding for the C-17 Maintenance Training Devices and funding for Phase II for the Lightweight Small Arms Technology Program.

The increase in the Energy segment’s funded backlog was primarily due to an increase in orders received during 2005 compared to 2004. The Company believes the increase in orders results primarily from increased prices for oil and gas.

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

Liquidity and Capital Resources

Overview

The Company’s principal sources of liquidity are cash on hand, cash generated from operations, and a $100,000,000 credit facility. On July 18, 2005, United Industrial and AAI, entered into a $100,000,000 four year revolving Credit Agreement with a syndicate of six banks, consisting of SunTrust Bank, as administrative agent and issuing bank, Citibank, F.S.B., Key Bank, PNC Bank, Commerce Bank and Provident Bank. The Credit Agreement provides for a Credit Facility consisting of a $100,000,000 Senior Secured Revolving Credit Facility with a $5,000,000 Swing Line and a $100,000,000 Letter of Credit subfacility. The interest rate for loans made under this facility is thirty day LIBOR plus an applicable margin between 1.25% and 2.00% based upon the Company’s leverage ratio. As of December 31, 2005, the Company had $2,441,000 outstanding under the Letter of Credit subfacility. Pursuant to the terms of the

Credit Agreement and parent guaranty, United Industrial has guarantied AAI’s obligations. The proceeds of the Credit Facility will be used to fund future acquisitions, finance capital expenditures, provide working capital, fund letters of credit, and for other general corporate purposes. Based on cash on hand, future cash expected to be generated from operations, and the new Credit Facility, the Company expects to have sufficient cash to meet its requirements for at least the next twelve months.  In order to facilitate the implementation of a new enterprise resource planning system (“ERP System”), the Company received an extension letter from the syndicate of banks related to its establishment of deposit and disbursement accounts with SunTrust Bank. These accounts were established January 3, 2006.

As discussed under the subheading “Gain on Sale of Property” in the “Management Overview” contained in Item 7, Part II, in January 2005, the Company sold approximately 26 acres of undeveloped property adjacent to its Hunt Valley, Maryland facility for $8,105,000, which yielded proceeds of $7,555,000, net of selling expenses and closing costs. These net proceeds were deposited with a qualified intermediary. The Company reinvested approximately $5,085,000 of the net proceeds from this sale with funds disbursed by the qualified intermediary in a new facility in Charleston, South Carolina for AAI Services Corporation to support the growth in their operations. The remaining net proceeds were disbursed from the qualified intermediary account by July 11, 2005, and were used primarily for improvements to the new facility. The Company expects that it will be able to defer paying substantially all of the income tax obligation incurred in connection with the gain on the sale of the property in Hunt Valley, in accordance with Section 1031 (b) of the Internal Revenue Code.

In accordance with its strategic initiatives to enhance shareholder value, the Company is continuing to focus its efforts on the profitability and growth of its core Defense product areas, seeking to maximize operating efficiencies and exploring the sale of non-core assets.

The Company seeks to complement its growth strategy for its Defense segment through select acquisitions that broaden its product and service offerings, deepen its capabilities, and allow entry into new markets. Acquisition candidates may include public and private companies and divisions, subsidiaries and product lines of such companies. In accordance with this initiative on April 4, 2005, the Company acquired ESL, as more fully discussed in the “Management Overview” section, above.

During 2005, as part of the Company’s ongoing strategy to explore the sale of non-core assets, the Company continued its engagement of Imperial Capital, LLC, an investment-banking firm, to act as exclusive financial advisor to assist in exploring strategic alternatives for Detroit Stoker, including a possible sale. The Company and Imperial Capital continue to explore potential transactions involving Detroit Stoker. From time to time, the Company and potential buyers may have discussions regarding a potential transaction, negotiate the terms of a potential transaction, and enter into customary non-binding agreements in order to facilitate any such discussions and negotiations. No assurances can be given regarding whether a transaction involving Detroit Stoker will occur or the timing or proceeds from any such transaction.

The Company conducts a significant amount of business with the U.S. Government. Sales to agencies of the U.S. Government were $450,581,000, $325,092,000, and, $249,547,000 for 2005, 2004, and 2003, respectively. Although the U.S. Government announced plans at the beginning of 2005 to reduce its defense spending, there are currently no indications of a significant change in the status of government funding for any of the Company’s programs. However, should a change in government funding occur, the Company’s results of operations, financial position and liquidity could be materially and adversely affected. Such a change could have a significant, adverse impact on the Company’s profitability and stock price.

Cash Requirements

Contractual Obligations

The following table summarizes the Company’s expected future payments related to contractual obligations at December 31, 2005:

	Payments Due By Period (a)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Long-term debt(b)	$205,816	$5,477	$9,652	$9,000	$181,687
Capital leases	114	40	58	16	—
Operating leases	8,502	2,321	3,413	1,715	1,053
Purchase obligations(c)	9,557	9,557	—	—	—
Severance obligations	154	154	—	—	—
Other long-term liabilities(d)	—	—	—	—	—
Total	224,143	17,549	13,123	10,731	182,740

(a)           See Notes 7, 9, and 12 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for additional information on long-term debt and credit arrangements, leases, and pension and other post-retirement benefit obligations, respectively.

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

(d)          Other long-term liabilities reported on the Company’s balance sheet consist primarily of estimated liabilities for pension and other post-retirement benefits, the reserve for asbestos litigation and other obligations. Due to the nature of these liabilities, there are no contractual payments scheduled for settlement.

During 2005, the Company’s cash requirements for long-term debt obligations was higher than prior years primarily due to the issuance and sale of the 3.75% Convertible Senior Notes in September 2004. The Company anticipates that it will make interest payments of approximately $4,500,000 per year as long as the $120,000,000 aggregate principal amount of the 3.75% Convertible Senior Notes remains outstanding.

Capital Expenditures

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Purchases of property and equipment	$25,358	$9,628	$6,213

Capital expenditures in 2005 were significantly higher than in 2004 primarily due to the purchase of a new facility in Charleston, South Carolina for AAI Services Corporation to support the growth in its operations, enhancements to certain of the Company’s UAS production facilities, including the purchase of new manufacturing equipment to increase production output and efficiency, and the continuing implementation of the Company’s ERP System.

As of December 31, 2005, the Company had no significant commitments for capital expenditures.

Other Cash Requirements

On March 10, 2005, United Industrial’s Board of Directors authorized a stock purchase plan for up to $25,000,000 of Common Stock. During the first six months of 2005, United Industrial repurchased a total of 735,345 shares at an average price of $33.97 per share, utilizing all funds available under the March 10, 2005 stock purchase plan.

On September 7, 2005, the Board of Directors of United Industrial authorized a stock purchase plan for up to $15,000,000. United Industrial repurchased a total of 425,627 shares at an average price of $35.20 during the remainder of 2005 utilizing all funds available under the September 7, 2005 plan.

The Company paid cash dividends totaling $0.40 per share in each of 2005, 2004, and 2003. Aggregate dividend payments amounted to $4,733,000, $5,093,000, and $5,315,000 in 2005, 2004 and 2003, respectively.

The cash required to completely exit the discontinued transportation operation subsequent to December 31, 2005 is expected to be approximately $1,843,000 through 2006. These amounts exclude legal fees expected to be incurred by AAI in pursuit of payment under a surety bond as well as related damage claims. (See Note 17 Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for a discussion of AAI’s claims.)

For additional information regarding the Company’s contingencies, please see the discussion under the heading “Contingent Matters” below.

Sources and Uses of Cash

The following is a summary of the Company’s major operating, investing, and financing activities for each of the three years ended December 31, 2005, 2004 and 2003. The financial information presented in the table below is summarized from the Company’s Consolidated Statements of Cash Flows.

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Operating activities:
Net cash provided by continuing operations	$55,772	$25,263	$40,835
Net cash used in operating activities from discontinued operations	(3,563)	(4,753)	(7,946)
Net cash provided by operating activities	52,209	20,510	32,889
Net cash provided by (used in) investing activities	84,344	(134,097)	(6,213)
Net cash (used in) provided by financing activities	(139,736)	170,128	(6,173)
(Decrease) increase in cash and cash equivalents	$(3,183)	$56,541	$20,503

Operating Activities

Net cash provided by continuing operations in the year ended December 31, 2005 increased $30,509,000 to $55,772,000 compared to $25,263,000 for the same period in 2004. This increase is generally due to improved working capital by $21,367,000 as well as higher income from continuing operations before noncash depreciation and other charges of $9,142,000. Accounts receivable was higher and inventory was lower at December 31, 2005 than at December 31, 2004 primarily due to the achievement of certain billing milestones in the Defense segment during 2005.

The Company’s cash flows from operations are dependent on the timing of receipts from various government payment offices and, as a result, may differ from period to period. Such differences could be significant.

Net cash used by the discontinued transportation operations in the year ended December 31, 2005 primarily related to unreimbursed services and other financial support provided to ETI in connection with the MUNI contract guaranty agreement as discussed in Note 17 Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Investing Activities

On December 29, 2004, the Company invested $124,619,000 in U.S. treasury bills maturing on February 24, 2005. The U.S. treasury bills were concurrently loaned to the Company’s broker-dealer in a securities lending transaction in exchange for cash collateral in an amount equal to 100% of the fair value of the securities lent. The securities lending transaction terminated on February 23, 2005, at which time the Company redeemed the U.S. treasury bills and received approximately $373,000 of short-term capital gain thereon, repaid the cash collateral to its broker-dealer together with $444,000 of related interest charges, and collected the $25,000,000 deposit plus $86,000 of accrued interest thereon.

During the year ended December 31, 2005, the Company invested $12,596,000 in marketable common stock of a single issuer that is classified as available-for-sale. Management expects that these securities will be sold within one year. An unrealized loss of $635,000, net of tax, was recorded in other comprehensive income at December 31, 2005.

Cash used for the purchase of property and equipment in 2005 was $25,358,000, including $7,515,000 for the purchase and improvement of a facility in Charleston, South Carolina, $6,151,000 for implementation of AAI’s new ERP system, and $8,893,000 for Defense facility improvements including $5,292,000 for enhancements to the UAS production facilities for the year ended December 31, 2005. Capital expenditures were $9,628,000 for the same period in the prior year and included purchases for the Defense segment to support the growth in the UAS business and purchases related to the implementation of the Company’s new ERP system. The Company anticipates that future requirements for expenditures will include completing the facilities improvement and the ERP system implementation as well as expenditures incurred during the ordinary course of business. See “Capital Expenditures” below.

On April 4, 2005, the Company purchased ESL for $9,883,000, net of cash acquired.

Net cash provided by investing activities in 2005 included proceeds of $7,555,000 from the sale of certain undeveloped property at the Company’s Hunt Valley, MD corporate headquarters.

Financing Activities

The Company’s financing activities for the year ended December 31, 2005 used $139,736,000 of cash, including approximately $124,619,000 for the repayment of collateral received from a securities lending transaction of U.S. treasury bills that were sold concurrently. In connection with this securities lending transaction, the Company also received the $25,000,000 refundable deposit from its broker-dealer. This deposit, together with a decrease of $4,035,000 in collateral the Company was required to post in connection with outstanding letters of credit and a cash management security arrangement with Bank of America Business Capital, is presented as a $29,035,000 decrease in restricted cash in the accompanying Consolidated Statements of Cash Flows for the period ending December 31, 2005.

Financing activities in 2005 also included $39,960,000 for the repurchase of Common Stock, $4,733,000 of cash used for the payment of dividends on Common Stock, $1,812,000 of cash receipts from the exercise of employee stock options, and $1,271,000 used for the repayment of long-term debt, primarily related to the financing of the ERP system.

The Company’s financing activities in 2004 provided $170,128,000 of cash, including approximately $91,268,000 of net proceeds from the issuance and sale of the 3.75% Convertible Senior Notes after the concurrent purchase of 850,400 shares of Common Stock for $24,356,000 and paying $4,376,000 of investment banking and other professional and printing fees associated with the sale. In addition, the Company received cash in the amount of $124,619,000 from its broker-dealer as collateral for lending to its broker-dealer an equal amount of U.S. treasury bills that were purchased concurrently. In connection with this securities lending transaction, the Company provided a $25,000,000 refundable deposit into a segregated, interest bearing account at its broker-dealer. This deposit, together with $8,845,000 the Company was required to post as cash collateral in connection with outstanding letters of credit and a cash management security arrangement with Bank of America Business Capital, is presented as a $33,845,000 increase in deposits and restricted cash in the accompanying Consolidated Statements of Cash Flows for 2004. Financing activities in 2004 also included $4,580,000 of cash receipts from the exercise of employee stock options, $10,486,000 of cash used for the purchase of Common Stock under the Company’s previously announced stock purchase program, $5,093,000 of cash used for the payment of dividends on Common Stock, and $915,000 used for the repayment of long-term debt, primarily related to the financing of AAI’s new ERP System.

Debt and Related Covenants

For a complete description of the Company’s long-term debt at December 31, 2005, including the terms and conditions of each debt instrument, please see Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. The discussion below highlights the more significant covenants related to the Company’s debt.

On September 15, 2004, United Industrial issued and sold $120,000,000 aggregate principal amount of the 3.75% Convertible Senior Notes. Under specific circumstances, United Industrial may have to pay, in cash or a combination of cash and Common Stock, amounts in addition to the 3.75% fixed interest rate. Such payments, which are defined in the Indenture governing the 3.75% Convertible Senior Notes, include Contingent Interest, Additional Interest, a Make-Whole Interest Payment, and a Repurchase Event Make-Whole Premium. Please see Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for a more detailed discussion of the amounts of these contingent payments and the circumstances that would trigger such additional payments.

On July 18, 2005, United Industrial and AAI, entered into a $100,000,000 four year revolving Credit Agreement with a syndicate of six banks. (See discussion in Liquidity and Capital Resources Overview.)

Detroit Stoker has a $3,000,000 unsecured line of credit with Monroe Bank and Trust that may be used for cash borrowings or letters of credit. This financing arrangement was renewed in 2005 and expires on September 1, 2006. At December 31, 2005, Detroit Stoker had no cash borrowings and had $941,000 of undrawn letters of credit outstanding, which results in approximately $2,058,000 available for borrowings under the line of credit.

Cash Management

Based on cash on hand and future cash expected to be generated from operations, the Company expects to have sufficient cash to meet its requirements during the next twelve months.

The ratio of current assets to current liabilities was 2.7 at the end of 2005 and 1.8 at the end of 2004.

Contingent Matters

Off-Balance Sheet Arrangements

In connection with certain contracts, United Industrial’s operating subsidiaries have committed to certain performance guarantees. The ability to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If United Industrial’s operating subsidiaries are unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the Company’s results of operations, liquidity or financial position. United Industrial’s operating subsidiaries monitor the progress of their partners and subcontractors, and United Industrial does not believe that the performance of these partners and subcontractors will adversely affect these contracts as of December 31, 2005. No assurances can be given, however, as to the liability of United Industrial’s operating subsidiaries if partners or subcontractors are unable to perform their obligations.

For a discussion of AAI’s and United Industrial’s indemnity obligations relating to ETI, 35% of which is owned by AAI, see Notes 16 and Note 18 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Other Contingent Matters

The Company is involved in various lawsuits and claims, including asbestos-related litigation and environmental matters. For further information, please see Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Critical Accounting Policies

Application and Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the U.S. requires the Company’s management to make estimates and assumptions. These estimates and assumptions affect the Company’s reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and those differences could be material. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in many areas. For example, key assumptions are particularly important in estimating final contract costs for long-term contracts under the percentage-of-completion method of accounting and in developing the Company’s projected liabilities for pension and other post-retirement benefits. Other areas in which significant uncertainties exist include, but are not limited to, projected costs to be incurred in connection with legal matters. The Company applied its critical accounting policies and estimation methods consistently in all periods presented in its consolidated financial statements and the Company’s management has discussed these policies with the Audit Committee.

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

Revenue Recognition

The Company follows the percentage-of-completion method of accounting for its long-term contracts. Sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Alternatively, certain contracts provide for the production of various units throughout the contract period, and sales and gross profit on these contracts are accounted for based on the units delivered. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. Incentives or penalties, estimated warranty costs and awards applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified. Although management believes that the profits are fairly stated and that adequate provisions for losses on certain of the fixed price contracts have been recorded in the financial statements, revisions to such estimates do occur and at times are material to the Company’s results of operations and financial position.

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

Income Taxes

The Company files income tax returns and estimates income taxes in each of the taxing jurisdictions in which it operates. The Company is subject to tax audits in each of these jurisdictions, which could result in changes to the estimated taxes. The amount of these changes would vary by jurisdiction and would be recorded when known. Management has considered future taxable income and on-going tax planning strategies in assessing the need for a valuation allowance on its deferred tax assets at December 31, 2005, and concluded that no allowance was required at that time. The Company has recorded liabilities for tax contingencies for open years. The Company does not expect the resolution of tax matters for these years to have a material impact on its results of operations, financial condition or cash flows.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle, and is effective in the first quarter of 2006. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its results of operations, financial condition or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which becomes effective for inventory costs incurred for fiscal years beginning after June 15, 2005. Upon adoption the Company does not expect SFAS No.151 to have a material effect on its results of operations, financial condition or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123R replaced SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseded SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), and Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related implementation guidance. SFAS No. 123R establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods and services, and focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payment. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). As of December 31, 2005, the Company accounted for its stock-based compensation plans under the intrinsic value method of accounting in accordance with APB No. 25, which generally resulted in the recognition of no compensation cost. In addition, the Company furnished the pro forma disclosures of stock-based compensation expense required under SFAS No. 148. The Company will adopt the provisions of SFAS No. 123R for the interim period beginning January 1, 2006, using the modified version of the prospective application. Under that transition method, compensation cost is recognized for all awards granted after the effective date, and to all awards modified, repurchased, or cancelled after that date. In addition, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards previously calculated and reported in the pro forma disclosures under SFAS 123. The Company will not adopt the modified retrospective application election allowed under SFAS No. 123R for periods before the effective date and, accordingly, will not adjust prior-period financial statements presented for comparative purposes. Based on the number of unvested outstanding awards at December 31, 2005, the pretax effect of adopting SFAS No. 123R is expected to increase compensation cost by approximately $1,292,000, $952,000 and $207,000 respectively, for the years ending December 31, 2006, 2007 and 2008. Additional compensation cost will be recognized as new options are awarded. The Company has not made any material modifications to its stock-based compensation plans as the result of the issuance of SFAS No. 123R. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for pro forma compensation cost, net of tax, for each of the three years ended December 31, 2004.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate

3.75% Convertible Senior Notes

On September 15, 2004, the Company issued and sold $120,000,000 of 3.75% Convertible Senior Notes. Several features contained in the Indenture governing the 3.75% Convertible Senior Notes are considered embedded derivative instruments, including the Conversion feature, Repurchase Event Make-Whole Premium, Contingent Interest, and the Make-Whole Interest Payment, each of which is discussed below (also see Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report). The Company is accounting for these embedded derivative instruments pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related amendments and guidance. The Contingent Interest and Make-Whole Interest Payment features were bifurcated from the 3.75% Convertible Senior Notes and are being accounted for separately as derivative instruments. The aggregate fair value assigned to these embedded derivatives was approximately $457,000 at December 31, 2005, and was approximately $742,000 at December 31, 2004. The Company recorded in its Consolidated Statements of Operations for the change in the fair value of these embedded derivatives a gain of $284,000 during 2005 and a loss of $212,000 during 2004. The Conversion feature and Repurchase Event Make-Whole Premium feature were not required to be bifurcated and separately accounted for as derivative instruments.

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

•       Contingent Interest

The Company will pay Contingent Interest to the holders of the 3.75% Convertible Senior Notes during any six-month interest period from March 15 to September 14, and from September 15 to March 14, commencing with the six month period starting September 15, 2009, if the average market price of the 3.75% Convertible Senior Notes for the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the 3.75% Convertible Senior Notes. The amount of Contingent

Interest payable in respect of any six month period will equal 0.23% of the average market price of the 3.75% Convertible Senior Notes for the specified period referred to above. For example, if the average market price of the 3.75% Convertible Senior Notes is 120% of the principal amount for the specified period then the aggregate annual amount of Contingent Interest would be $552,000.

•       Make-Whole Interest Payment

The Company may also elect to automatically convert some or all of the outstanding 3.75% Convertible Senior Notes on or prior to maturity if the closing price of its Common Stock has exceeded 150% of the conversion price for a specified period prior to the notice of its election to automatically convert. If such an Automatic Conversion occurs on or prior to September 15, 2009, the Company will pay a Make-Whole Interest Payment at the time of conversion in cash or, at its option, in shares of Common Stock, equal to five full years of interest, less any interest actually paid or provided for prior to Automatic Conversion. For example, if the Company has the ability and elects to automatically convert the 3.75% Convertible Senior Notes after three interest payments have been made then the Make-Whole Interest Payment would be $15,750,000. At the Company’s option, the Make-Whole Interest Payment is payable in cash or the Company’s Common Stock valued at 95% of the average of the closing price of the Common Stock for a specified period.

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

Foreign Currency

A portion of the Company’s operations consist of manufacturing and sales activities in foreign jurisdictions, and some of these transactions are denominated in foreign currencies. As a result, the Company’s financial results could be affected by changes in foreign exchange rates. A 10% change in the foreign exchange rate would not have a significant impact on the balance sheet or results from operations.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004 (Revised—see Notes 2 and 19)
	(Dollars in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$77,496	$80,679
Securities pledged to creditors	—	124,626
Marketable equity securities	11,617	—
Deposits and restricted cash	4,810	33,845
Trade receivables, net	69,284	46,658
Inventories	23,603	34,639
Prepaid expenses and other current assets	9,244	12,465
Assets of discontinued operations	12,428	14,366
Total current assets	208,482	347,278
Deferred income taxes	12,835	13,930
Intangible assets	7,946	4,060
Goodwill	3,607	—
Other assets	6,602	7,893
Insurance receivable - asbestos litigation	20,186	20,343
Property and equipment, net	44,743	27,645
Total assets	$304,401	$421,149
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$964	$958
Payable under securities loan agreement	—	124,619
Accounts payable	25,787	21,664
Accrued employee compensation and taxes	17,290	13,706
Other current liabilities	20,147	14,942
Liabilities of discontinued operations	13,287	19,387
Total current liabilities	77,475	195,276
Long-term debt	120,723	122,000
Post-retirement benefit obligation, other than pension	19,409	20,813
Minimum pension liability	28,448	17,513
Accrual for asbestos obligations	31,450	31,852
Other liabilities	1,374	2,129
Total liabilities	278,879	389,583
Shareholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 30,000,000 shares authorized; 11,279,379 and 12,291,951 shares outstanding at December 31, 2005 and 2004, respectively (net of shares held in treasury)	14,374	14,374
Additional capital	83,799	84,296
Retained earnings	39,724	3,499
Treasury stock, at cost; 3,094,769 and 2,082,197 shares at December 31, 2005 and 2004 , respectively	(76,868)	(40,019)
Accumulated other comprehensive loss, net of tax	(35,507)	(30,584)
Total shareholders’ equity	25,522	31,566
Total liabilities and shareholders’ equity	$304,401	$421,149

See accompanying notes to the consolidated financial statements

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Net sales	$517,153	$385,084	$310,947
Cost of sales	391,363	289,138	239,618
Gross profit	125,790	95,946	71,329
Selling and administrative expenses	67,908	53,414	46,688
Impairment of long-lived assets	273	861	—
Asbestos litigation expense	412	542	717
Other operating expenses, net	528	295	667
Operating income	56,669	40,834	23,257
Non-operating income and (expense):
Gain on sale of property	7,152	—	—
Equity in net income of joint venture	196	97	57
Interest income	3,473	831	463
Interest expense	(6,084)	(1,776)	(92)
Other income (expense), net	492	(84)	(168)
	5,229	(932)	260
Income from continuing operations before income taxes	61,898	39,902	23,517
Provision for income taxes:
Federal current	18,105	12,242	9,274
Federal deferred	3,115	1,132	(1,525)
State	199	426	662
Foreign	120	—	—
Total provision for income taxes	21,539	13,800	8,411
Income from continuing operations	40,359	26,102	15,106
Income (loss) from discontinued operations, net of tax expense of $323 and $376 in 2005 and 2004, respectively, and tax benefit of $11,274, in 2003	599	698	(20,947)
Net income (loss)	$40,958	$26,800	$(5,841)
Basic earnings (loss) per share:
Income from continuing operations	$3.41	$2.04	$1.14
Income (loss) from discontinued operations	0.05	0.06	(1.58)
Net income (loss)	$3.46	$2.10	$(0.44)
Diluted earnings (loss) per share:
Income from continuing operations	$2.85	$1.94	$1.10
Income (loss) from discontinued operations	0.04	0.05	(1.53)
Net income (loss)	$2.89	$1.99	$(0.43)

See accompanying notes to the consolidated financial statements

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003 (Revised—see Notes 2 and 19)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$40,958	$26,800	$(5,841)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(599)	(698)	20,947
Debt issuance costs and deferred financing costs	1,096	286	—
Depreciation and amortization	9,217	5,846	5,415
Gain on sale of property	(7,152)	—	—
Provision for asbestos litigation	(245)	231	—
Curtailment charge for post-retirement benefits	—	1,959	—
Impairment of long-lived assets	273	861	—
Deferred income taxes	3,115	1,132	(1,525)
Income from equity investment in joint venture	(196)	(97)	(57)
Income tax refund	—	—	16,822
Changes in operating assets and liabilities	10,097	(11,270)	5,074
Other, net	(792)	213	—
Net cash provided by operating activities from continuing operations	55,772	25,263	40,835
Net cash used in operating activities from discontinued operations	(3,563)	(4,753)	(7,946)
Net cash provided by operating activities	52,209	20,510	32,889
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25,358)	(9,628)	(6,213)
Purchase of marketable equity securities	(12,596)	—	—
Purchase of available-for-sale securities	—	(124,619)	—
Proceeds from sale of available-for-sale securities	124,626	—	—
Business acquisition, net of cash received	(9,883)	—	—
Cash advance received on pending property sale	—	150	—
Proceeds from sale of property	7,555	—	—
Net cash provided by (used in) investing activities	84,344	(134,097)	(6,213)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net	—	120,000	—
Cash received in securities lending transaction	—	124,619	—
Debt issuance fees paid	—	(4,376)	—
Repayment of collateral received from security lending transaction	(124,619)	—	—
Proceeds from exercise of stock options	1,812	4,580	5,178
Repayment of long-term debt	(1,271)	(915)	—
Purchases of treasury shares	(39,960)	(34,842)	(6,036)
Dividends paid	(4,733)	(5,093)	(5,315)
Decrease (increase) in deposits and restricted cash	29,035	(33,845)	—
Net cash (used in) provided by financing activities	(139,736)	170,128	(6,173)
(Decrease) increase in cash and cash equivalents	(3,183)	56,541	20,503
Cash and cash equivalents at beginning of year	80,679	24,138	3,635
Cash and cash equivalents at end of year	$77,496	$80,679	$24,138

See accompanying notes to the consolidated financial statements

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

United Industrial Corporation (“United Industrial”), including its subsidiaries (collectively, the “Company”) is an advanced technology company applying its resources to the research, development and production of aerospace and military systems, electronics and components under defense contracts, and, to a lesser extent, to energy systems for industry and utilities.

The Company’s principal business segments are Defense and Energy. The operations of the Defense and Energy segments are conducted principally through two wholly owned subsidiaries, AAI Corporation and its subsidiaries (“AAI”) and Detroit Stoker Company (“Detroit Stoker”), respectively. The Company has a transportation operation that is accounted for as discontinued operations (see Notes 1 and 17).

The Company conducts a significant amount of business with the U.S. Government. Sales to agencies of the U.S. Government were approximately $450,581,000, $325,092,000, and $249,547,000, for 2005, 2004, and 2003, respectively. No single customer other than the U.S. Government accounted for ten percent or more of consolidated net sales in any year.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and variable interest entities for which the Company is considered the primary beneficiary. The financial statements for Electric Transit, Inc. (“ETI”), a variable interest entity for which the Company is the primary beneficiary, have been consolidated for all years presented. Previously the Company accounted for its investment in ETI under the equity method. Accordingly, the Consolidated Balance Sheet as of December 31, 2004 and the Statement of Cash Flow for the year ended December 31, 2003, have been labeled revised. This only resulted in an adjustment to increase total assets and liabilities as of December 31, 2004 by $821,000. Significant intercompany accounts and transactions have been eliminated in consolidation for financial reporting purposes. The Company includes in income its proportionate share of the net earnings or losses of unconsolidated investees when the Company’s ownership interest is between 20% and 50%.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of the Company’s financial instruments, which included non-derivative financial instruments included in current assets and current liabilities, long-term debt, and derivative financial instruments.

The fair value of all non-derivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and payable under securities loan agreement, approximated their carrying amount due to the short maturity of those instruments. The fair value of securities pledged to customers was estimated based on market prices for three month U.S. treasury bills.

The Company’s 3.75% Convertible Senior Notes (see Note 7) had a carrying amount of $120,000,000 and an estimated fair value of $145,992,000 at December 31, 2005. The fair value was estimated based on market prices for the same or similar issues as quoted by the Company’s financial advisor.

The Indenture governing the Company’s 3.75% Convertible Senior Notes features embedded derivatives, some of which were bifurcated from the host contract and are being accounted for separately as derivative instruments. The fair value of each of the embedded derivatives is estimated using valuation models from financial advisors.

Discontinued Operations

The Company accounts for its transportation operation, including ETI, as discontinued operations. The assets and liabilities of the discontinued transportation operations are summarized and reported separately in the accompanying Consolidated Balance Sheets as assets and liabilities of discontinued operations, respectively. The results of the discontinued operation have been summarized and reported separately as income (loss) from discontinued operations in the accompanying Consolidated Statements of Operations. The sources and uses of net cash flows from discontinued operations, are reported separately as net cash used in discontinued operations in the accompanying Consolidated Statements of Cash Flows. See Notes 17 and 19 for additional information.

The Company determined that ETI is a variable interest entity and that the Company is the primary beneficiary of the variable interests as a result of AAI recording 100% of the expected losses (see Note 17 and 19). The financial statements of ETI have been consolidated for all periods presented for the first time in these financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and investments in highly liquid instruments with a maturity of three months or less from the date purchased.

Deposits and Restricted Cash

Effective December 23, 2004, the Company terminated its Loan and Security Agreement dated June 28, 2001, as amended, with Bank of America Business Capital (formerly Fleet Capital Corporation). As a result, the Company was required to post cash as collateral for its outstanding undrawn letters of credit and maintain a minimum cash balance. The aggregate amount of cash required to be on deposit with Bank of America Business Capital was $4,810,000 and $8,845,000, at December 31, 2005 and 2004, respectively, which was classified as Deposits and restricted cash in the accompanying Consolidated Balance Sheets.

In addition, in connection with the securities lending transaction described below, the Company provided a refundable deposit of $25,000,000 into a segregated, interest bearing account at its broker-dealer, which was classified as Deposits and restricted cash in the accompanying Consolidated Balance Sheets at December 31, 2004. The Company collected the deposit in February 2005.

Available-for-sale Marketable Securities

Available-for-sale marketable securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale marketable securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale marketable securities are determined on a specific-identification basis.

Securities Lending Transaction

On December 29, 2004, the Company purchased $125,000,000 aggregate principal amount at maturity of U.S. treasury bills for $124,619,000, which matured on February 24, 2005. The Company classified this investment as available-for-sale.

Concurrently with the purchase of the U.S. treasury bills, the Company entered into a securities lending transaction with its broker-dealer, which matured on February 23, 2005 and was accounted for as a secured borrowing. In exchange for lending the U.S. treasury bills to its broker-dealer, the Company received cash collateral from its broker-dealer in an amount equal to the fair value of the securities loaned, net of a $25,000,000 refundable deposit. At maturity, the Company repaid the cash collateral received, together with approximately $444,000 of related interest charges. Also at maturity, the Company collected its $25,000,000 refundable deposit, together with approximately $86,000 of related interest income earned. During the first quarter of 2005, the Company realized a $7,500 loss on this investment, excluding approximately $373,000 of short-term capital gain.

Inventories

Inventories are stated at the lower of cost or market. At December 31, 2005 and 2004, approximately 10% and 8%, respectively, of total inventory was priced using the last-in first-out (“LIFO”) method. The remaining inventory was priced using either actual or average cost. If the first-in first-out (“FIFO”) method of inventory pricing had been used, inventories would have been approximately $ 3,245,000 and $3,351,000 higher than reported at December 31, 2005 and 2004, respectively.

Inventories also include the costs and earnings in excess of billings represented revenue recognized under the percentage of completion method of accounting for long-term contracts in excess of the amounts billable to the customer under the terms of the specific contracts. The Company’s inventoried costs included production costs and related overhead, including an applicable portion of general and administrative expenses.

Revenue and Gross Profit Recognition

The Company follows the percentage of completion method of accounting for its long-term contracts. Sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Alternatively, certain contracts provide for the production of various units throughout the contract period, and sales and gross profit on these contracts are recognized based on the units delivered. Amounts representing contract change orders, claims or other items are included in sales when they can be reliably estimated and realization is probable. There were no pending change orders or claims recorded at December 31, 2005 and 2004. Incentives or penalties, estimated warranty costs and awards applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance.

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

Noncontract revenue is recorded when the product is shipped and title passes or when the services are provided.

Property and Equipment, Net

	December 31,
	2005	2004
	(Dollars in thousands)
Land	$2,294	$317
Buildings and improvements	42,891	34,851
Machinery and equipment	68,695	73,156
Furniture and fixtures	4,636	5,083
	118,516	113,407
Accumulated depreciation and amortization	(73,773)	(85,762)
Total	$44,743	$27,645

Property and equipment are stated at historical cost, net of accumulated depreciation. The Company calculates depreciation using the straight-line method for buildings and improvements, and the double declining balance method for machinery and equipment (except software, which is depreciated using the straight-line method) and most of its furniture and fixtures to amortize cost over the estimated useful lives of the various classes of property and equipment, which range from three years to thirty-nine years for buildings and improvements, and from three years to eight years for both machinery and equipment and furniture and fixtures.

On January 14, 2005, the Company sold approximately 26 acres of undeveloped property adjacent to its Hunt Valley, Maryland facility for $8,105,000. At December 31, 2004, the related cost of this property was classified as assets held for sale and included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. The Company recognized a pretax gain on the sale of this property in the first quarter of 2005 of approximately $7,152,000.

Impairment of Long-Lived Assets and Goodwill

The Company evaluates long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company recorded goodwill related to the acquisition of ESL in April 2005. Goodwill will be tested annually for impairment or on an interim basis whenever events or changes in circumstances indicate that the fair value is below the carrying value.

Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell the assets.

Debt Issuance Costs

Costs incurred to issue debt are deferred and amortized as a component of interest expense over the estimated term of the related debt using a method that approximates the effective interest rate method.

Earnings Per Share

Basic earnings per share for all periods presented was computed by dividing net earnings for the respective period by the weighted average number of shares of the Company’s par value $1.00 per share common stock (“Common Stock”) outstanding during the period. Diluted earnings per share was computed by dividing  net earnings during the period, adjusted in 2004 to add back the after-tax interest charges incurred on the Company’s 3.75% Convertible Senior Notes issued on September 15, 2004 (see Note 7), by  the weighted average number of shares of Common Stock outstanding during the period, adjusted to add the weighted average number of potential dilutive common shares that would have been outstanding upon the assumed exercise of stock options and conversion of the 3.75% Convertible Senior Notes for Common Stock.

Options to purchase 5,000 shares of the Company’s Common Stock for the year ended December 31, 2005 were not included in the computation of diluted earnings per share because their impact would be anti-dilutive.

Basic and diluted earnings per share amounts were computed as follows:

	Year Ended December 31, 2005
	Earnings	Number of Shares	Earnings Per Share
	(Dollars in thousands, except per share data)
Basic Earnings Per Share
Income from continuing operations	$40,359	11,829,851	$3.41
Effect of Dilutive Securities:
Stock options	—	447,029
3.75% Convertible Senior Notes	3,378	3,058,356
Diluted Earnings Per Share
Income from continuing operations, assuming conversion	$43,737	15,335,236	$2.85
	Year Ended December 31, 2004
	Earnings	Number of Shares	Earnings Per Share
	(Dollars in thousands, except per share data)
Basic Earnings Per Share
Income from continuing operations	$26,102	12,771,659	$2.04
Effect of Dilutive Securities:
Stock options	—	410,201
3.75% Convertible Senior Notes	1,177	894,110
Diluted Earnings Per Share
Income from continuing operations, assuming conversion	$27,279	14,075,970	$1.94
	Year Ended December 31, 2003
	Earnings	Number of Shares	Earnings Per Share
	(Dollars in thousands, except per share data)
Basic Earnings Per Share
Income from continuing operations	$15,106	13,219,000	$1.14
Effect of Dilutive Securities:
Stock options	—	443,000
Diluted Earnings Per Share
Income from continuing operations	$15,106	13,662,000	$1.10

Stock-Based Compensation

For each of the three years ended December 31, 2005, 2004 and 2003, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related implementation guidance, whereby compensation cost for stock options is recognized in earnings based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Had compensation cost been determined consistent with the fair value method set forth under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for all awards under the plans, income and earnings per share from continuing operations would have decreased to the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Income from continuing operations:
As reported	$40,359	$26,102	$15,106
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of tax	(892)	(658)	(716)
Pro forma	$39,467	$25,444	$14,390
Earnings per share from continuing operations:
As reported:
Basic	$3.41	$2.04	$1.14
Diluted	2.85	1.94	1.10
Pro forma:
Basic	$3.34	$1.99	$1.09
Diluted	2.79	1.89	1.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, based on the following weighted average assumptions used for grants in 2005, 2004, and 2003, respectively:  dividend yield of 1.2%, 1.6%, and 2.4%; expected volatility of  36.9%, 21.3%, and  26.1%; risk-free interest rate of 4.0%, 4.0%, and 4.3%; and expected life of five years in 2005, nine years in 2004, and ten years in of 2003. The weighted average fair value of options granted was $11.91 and $5.39 for the years ended December 31, 2005 and 2004, respectively.  In 2003, some of the options granted had an exercise price that was greater than the current market price on the date of grant, while all of the other options were granted with an exercise price equal to the market price on the date of the grant. In 2003, the weighted average fair value of options granted with their exercise price equal to the current market price on the date of grant was $4.91. The weighted average fair value of options granted with their exercise price greater than the current market price on the date of grant was $4.87.

As more fully described under “New Accounting Pronouncements” below, on December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaced SFAS No. 123 and superseded SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), and APB No. 25 and its related implementation guidance. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the Company for the first quarter of 2006.

Foreign Currency Translation

The functional currency of the Company’s international operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average rates of exchange prevailing during the year. The unrealized gains and losses resulting from such translation are included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss).

Legal Matters

The Company recognizes a liability for legal indemnification and defense costs when it believes it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information. The accruals are recorded at undiscounted amounts if the Company cannot reliably determine the timing of the cash payments, and the amounts are classified as liabilities in the accompanying consolidated balance sheets. The Company also has insurance that covers certain losses, including certain defense costs, and records receivables to the extent that claims can be reasonably estimated and realization is deemed probable. The receivables are recorded at undiscounted amounts to coincide with the related accruals, and the amounts are classified as non current receivables in the accompanying consolidated balance sheets.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which becomes effective for inventory costs incurred for fiscal years beginning after June 15, 2005. Upon adoption the Company does not expect SFAS No.151 to have a material effect on its results of operations, financial conditions or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is effective beginning July 1, 2005. SFAS No. 123R replaced SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseded SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), and Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related implementation guidance. SFAS No. 123R establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods and services, and focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payment. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards (with limited exceptions). As of December 31, 2005, the Company accounted for its stock-based compensation plans under the intrinsic value method of accounting in accordance with APB No. 25, which generally resulted in the recognition of no compensation cost. In addition, the Company furnished the pro forma disclosures of stock-based compensation expense required under SFAS No. 148. The Company will adopt the provisions of SFAS No. 123R on January 1, 2006, using the modified version of the prospective application. Under that transition method, compensation cost is recognized for all awards granted after the effective date, and to all awards modified, repurchased, or cancelled after that date. In addition, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated and reported in the pro forma disclosures under SFAS No. 123. The Company will not adopt the modified retrospective application election allowed under SFAS No. 123R for periods before the effective date and, accordingly, will not adjust prior period financial statements presented for comparative purposes. Based on the number of unvested outstanding awards at December 31, 2005, the pretax effect of adopting SFAS No. 123R is expected to increase compensation cost for the years ended December 31, 2006, 2007 and 2008, by approximately $1,292,000, $952,000, and $207,000, respectively,  Additional compensation cost will be recognized as new options are awarded. The Company has not made any material modifications to its stock-based compensation plans as the result of the issuance of SFAS No. 123R. See the sub-heading

“Stock-Based Compensation” above for pro forma compensation cost, net of tax, for each of the three years ended December 31, 2005, 2004 and 2003.

Note 3—Marketable Equity Securities

Available-for-sale marketable securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale marketable securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale marketable securities are determined on a specific identification basis. Marketable equity securities at December 31, 2005, represent common stock of one entity. Management expects that these securities will be sold within one year. An unrealized loss of $635,000, net of tax, was recorded in other comprehensive income at December 31, 2005.

Note 4. Trade Receivables, net

	December 31,
	2005	2004
	(Dollars in thousands)
U.S. Government:
Amounts billed	$53,597	$19,235
Unbilled recoverable costs and earned fees	4,608	18,423
Retainage per contract provisions	7	53
	58,212	37,711
Other:
Industrial and non-U.S. Government customers	11,327	9,202
Allowance for doubtful accounts	(255)	(255)
	11,072	8,947
Total	$69,284	$46,658

Amounts due from the U.S. Government primarily related to long-term contracts of the Company’s Defense segment.

Billed and unbilled receivables from the U.S. Government included $5,095,000 and $4,709,000 at December 31, 2005 and 2004 , respectively, related to contracts for which a subsidiary of the Company is a subcontractor to other government contractors. Unbilled recoverable costs and earned fees represented amounts that will be substantially collected within one year. Retainage amounts will generally be billed over the next twelve months.

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

Note 5. Inventories

	December 31,
	2005	2004
	(Dollars in thousands)
Costs and earnings related to long-term contracts	$140,237	$138,436
Deduct: progress payments related to long-term contracts	(126,898)	(113,345)
Costs and earnings in excess of billings	13,339	25,091
Finished goods and work in progress, not incurred under contracts	8,262	8,293
	21,601	33,384
Materials and supplies	2,002	1,255
Total (1)	$23,603	$34,639

(1)          Total inventories included $2,189,000 and $2,296,000 of finished goods and work in progress for the Energy segment at December 31, 2005 and 2004, respectively, and $228,000 and $386,000 of materials and supplies for the Energy segment at December 31, 2005 and 2004, respectively.

The costs and earnings in excess of billings represented revenue recognized under the percentage of completion method of accounting for long-term contracts in excess of the amounts billable to the customer under the terms of the specific contracts. The Company’s inventoried costs included production costs and related overhead, including an applicable portion of general and administrative expenses.

Note 6. Intangible Assets, Goodwill and Other Assets

	December 31,
Intangible Assets	2005	2004
	(Dollars in thousands)
Customer relationships	$2,054	$—
Internally developed technology	2,329	—
Intangible pension asset	3,288	3,564
Patents and other intangible assets, net	275	496
Total	$7,946	$4,060

Customer relationships and internally developed technology represents assets acquired in connection with the purchase of ESL in April 2005, and are being amortized on a straight-line basis through 2012. Patents and other intangible assets represent assets acquired in connection with the purchase of ACL Technologies Inc., an indirect, wholly owned subsidiary of the Company, and are being amortized primarily on a straight-line basis through 2007. Amortization expense was $846,000, $222,000 and $222,000 in 2005, 2004, and 2003, respectively. Accumulated amortization was $5,956,000 and $5,110,000 at December 31, 2005 and 2004, respectively. Amortization expense is expected to be $923,000 in 2006, $754,000 in 2007 and $701,000 in each of the years 2008 through 2011, and $175,000 in 2012.

	December 31,
Goodwill	2005	2004
	(Dollars in thousands)
Goodwill at acquisition	$3,831	$—
Foreign currency translation	(224)	—
Total	$3,607	$—

The Company recorded goodwill related to the acquisition on April 4, 2005 of ESL. The purchase price of this business was allocated to the estimated fair value of net tangible and intangible assets acquired, with the excess of $3,831,000 recorded as goodwill. Goodwill will be tested annually for impairment or on an interim basis whenever events or changes in circumstances indicate that the fair value is below the carrying value.

	December 31,
Other Assets	2005	2004
	(Dollars in thousands)
Investment in affiliate	$1,812	$1,616
Debt issuance costs	3,639	4,620
Other	1,151	1,657
Total	$6,602	$7,893

Aggregate accumulated amortization of debt issuance costs was $1,267,000 at December 31, 2005 and $286,000 at December 31, 2004.

Note 7. Long-Term Debt, Credit Arrangements, and Secured Borrowing

Long-Term Debt

The Company’s long-term debt consisted of the following at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(Dollars in thousands)
3.75% Convertible Senior Notes	$120,000	$120,000
Vendor financing arrangement - interest at 2.58%, due April 2007	1,599	2,840
Capital lease obligations - interest ranging from 4.75% to 5.25%, due through November 2009	88	118
Total	121,687	122,958
Less: Current portion	964	958
Long-term debt	$120,723	$122,000

3.75% Convertible Senior Notes

In September 2004, United Industrial issued and sold $120,000,000 aggregate principal amount of 3.75% convertible senior notes due September 15, 2024, unless earlier redeemed, repurchased, or converted. The Company used $24,356,000 of the proceeds to repurchase 850,400 shares of United Industrial’s Common Stock in privately negotiated transactions concurrent with the issuance and sale of the 3.75% Convertible Senior Notes. The Company received approximately $91,268,000 of net proceeds from this sale after the concurrent repurchase of Common Stock and paying $4,376,000 of investment banking and other professional and printing fees associated with the sale. These fees were deferred and included in Other assets in the accompanying Consolidated Balance Sheets at December 31, 2004, and are being amortized as interest expense.

The 3.75% Convertible Senior Notes are senior unsecured obligations of the Company, and are fully and unconditionally guaranteed by AAI. The 3.75% Convertible Senior Notes bear interest at 3.75% per annum, payable semi annually in arrears on March 15 and September 15 of each year beginning March 15, 2005. In addition, the Company will pay Contingent Interest, as defined in the Indenture governing the 3.75% Convertible Senior Notes, during any six-month interest period from March 15 to September 14, and from September 15 to March 14, commencing with the six month period starting September 15, 2009, if the average market price of the 3.75% Convertible Senior Notes for the five trading days ending on the third trading day immediately preceding the first day of the relevant six month period equals 120% or more of the principal amount of the 3.75% Convertible Senior Notes. The amount of Contingent Interest payable in respect of any six month period will equal 0.23% of the average market price of the 3.75% Convertible Senior Notes for the five trading day period referred to above. The Company filed a shelf registration statement relating to the resale of the 3.75% Convertible Senior Notes and the shares of Common Stock issuable upon conversion by the holders thereof with the Securities and Exchange Commission on November 12, 2004, which was declared effective by the Securities and Exchange Commission on December 14, 2004. If the Company fails to keep such shelf registration statement continuously effective until September 15, 2006, or such earlier period as defined in the Registration Rights Agreement (defined therein as a “Registration Default”), the Company is required to pay additional interest to the holders of the 3.75% Convertible Senior Notes at the annual rate of 0.25%, or up to $75,000 for the first 90 days after any such Registration Default, and thereafter at an annual rate of 0.50%, or $600,000 per year, until the events are satisfied.

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

Several features contained in the Indenture are considered embedded derivative instruments, including the Conversion feature, Repurchase Event Make-Whole Premium, Contingent Interest, and the Make-Whole Interest Payment, each of which is discussed briefly above. The Company is accounting for these embedded derivative instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related amendments and guidance. The Contingent Interest and Make-Whole Interest Payment features were bifurcated from the 3.75% Convertible Senior Notes and are being accounted for separately in accordance with EITF 00-19:  Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock. The effect of this accounting treatment is to increase the effective interest rate for the debt. The aggregate fair value assigned to these embedded derivatives initially was a liability of approximately $530,000. The Company will record gains or losses in its Consolidated Condensed Statements of Operations for changes in the fair value of each of these embedded derivatives. The aggregate fair value of these embedded derivatives was approximately $457,000 at December 31, 2005 and $742,000 at December 31, 2004.

In connection with the issuance and sale of the 3.75% Convertible Senior Notes, certain covenants in the Company’s former Loan and Security Agreement with Bank of America Business Capital (formerly Fleet Capital Corporation) were amended.

Other Long-term Debt and Capital Lease Obligations

In connection with the Company’s implementation of a new enterprise resource planning information system, AAI entered into a three year arrangement with Oracle Credit Corporation, which commenced on July 1, 2004, to finance $3,751,000 of related costs. The amount financed will be repaid in quarterly installments of principal and interest of approximately $330,000 from July 1, 2004 through April 1, 2007. At December 31, 2005, the Company owed an aggregate principal amount of $1,599,000 under this financing arrangement, of which $935,000 represented the current portion.

The Company leases certain equipment used in its operations, some of which are considered capital leases. The Company’s total obligations under capitalized leases at December 31, 2005 was $88,000, of which $29,000 represented the current portion. See Note 9 for the Company’s future minimum payments under all lease arrangements at December 31, 2005.

Aggregate maturities of all long-term debt, including capital lease obligations, during the next five years are $982,000 in 2006, $673,000 in 2007, $17,000 in 2008, $13,000 in 2009, and $120,000,000 thereafter. As discussed above, under certain circumstances the Company has the right to redeem all or a portion of the 3.75% Convertible Senior Notes and the holders of the 3.75% Convertible Senior Notes have the right to require the Company to repurchase all or a portion of their outstanding holdings prior to the maturity date.

Credit Agreements

On July 18, 2005, United Industrial and AAI, entered into a $100,000,000 four year revolving credit agreement (the “Credit Agreement”) with a syndicate of six banks, consisting of SunTrust Bank, as administrative agent and issuing bank, Citibank, F.S.B., Key Bank, PNC Bank, Commerce Bank and Provident Bank. The Credit Agreement provides for a credit facility (the “Credit Facility”) consisting of a $100,000,000 Senior Secured Revolving Credit Facility with a  $5,000,000 Swing Line and a  Letter of Credit subfacility up to the full amount of the credit facility less outstanding amounts. The interest rate for loans made under this facility is thirty day London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 1.25% and 2.00% based upon the Company’s leverage ratio. As of December  31, 2005 the Company had approximately $2,400,000 of undrawn letters of credit outstanding, which results in approximately $97,600,000 available for drawing under the Letter of Credit subfacility.

Pursuant to the terms of the Credit Agreement and the parent guaranty agreement dated as of July 18, 2005 (the “Parent Guaranty”), United Industrial has guaranteed AAI’s obligations under the Credit Agreement. In addition, certain of AAI’s subsidiaries entered into a subsidiary guaranty agreement, dated as of July 18, 2005, whereby they guaranteed the payment of AAI’s obligation under the Credit Agreement (the “Subsidiary Guaranty”). The proceeds of the Credit Facility will be used to fund future acquisitions, finance capital expenditures, provide working capital, fund letters of credit, and for other general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants customary for facilities of this type, including, among other things, maintenance of certain leverage and fixed charge coverage ratios, as well as minimum consolidated tangible net worth ratios, limits on the incurrence of debt and preferred equity, limits on the incurrence of liens, a limit on the making of dividends or distributions, limits on sales of assets and a limit on capital expenditures.

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

Effective December 23, 2004, the Company terminated its Loan and Security Agreement dated June 28, 2001, as amended, with Bank of America Business Capital (formerly Fleet Capital Corporation). As a result, the Company was required to post cash as collateral for its undrawn letters of credit outstanding in an amount equal to 110% of the outstanding balance and for other obligations the Company may incur in the future with Bank of America Business Capital. The Company was required to maintain an aggregate cash balance of $4,810,000 and $8,845,000 at December 31, 2005 and 2004, respectively, with Bank of America Business Capital, which is included in Deposits and restricted cash in the accompanying Consolidated Balance Sheets.

Detroit Stoker has a $3,000,000 unsecured line of credit with Monroe Bank and Trust that may be used for cash borrowings or letters of credit. This financing arrangement was renewed in 2005 and expires on September 1, 2006. At December 31, 2005, Detroit Stoker had no cash borrowings and had $941,000 of undrawn letters of credit outstanding, which results in approximately $2,059,000 available for borrowings under the line of credit.

Secured Borrowing

On December 29, 2004, the Company purchased $125,000,000 aggregate principal amount at maturity of U.S. treasury bills for $124,619,000, which matured on February 24, 2005. The Company classified this investment as available-for-sale, which required it to be reported at estimated fair value, with unrealized gains and losses, net of tax, reported as a separate component of Accumulated Other Comprehensive Loss in Shareholders’ Equity until realized. Concurrently with the purchase of the U.S. treasury bills on December 29, 2004, the Company entered into a securities lending transaction with its broker-dealer, which matured on February 23, 2005 and was accounted for as a secured borrowing. In exchange for lending the U.S. treasury bills to its broker-dealer, the Company received cash collateral from its broker-dealer in an amount equal to 100% of the fair value of the securities loaned, net of a $25,000,000 refundable deposit that remained at its broker-dealer in a segregated, interest bearing account. At maturity on February 23, 2005, the Company repaid the cash collateral received, together with approximately $444,000 of related interest charges. Also at maturity, the Company collected its $25,000,000 refundable deposit, together with approximately $86,000 of related interest income earned. During the first quarter of 2005, the Company realized a $7,500 loss on this investment, excluding approximately $373,000 of short-term capital gain received.

Note 8. Stock Options

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

Under the 2004 Plan and the 1994 Plan (collectively, the “Employee Option Plans”), the exercise price for each share subject to an option granted previously and in the future is not less than 100% of the market value of the Common Stock on the date the option is granted. Options granted are exercisable over a period determined by the Board of Directors, but no longer than ten years after the date they are granted under the 1994 Plan and five years for the 2004 Plan. Options granted under the Employee Option Plans generally vest one-third each year after a one year waiting period.

In May 1997, the shareholders approved the 1996 Stock Option Plan for Non-Employee Directors, as amended (the “1996 Plan”), which provides for the granting of options with respect to an aggregate of up to 300,000 shares of Common Stock and expires in 2006. Options may be exercised up to one-third as of the grant date of an option, and up to an additional one-third may be exercised as of the date of each subsequent annual meeting of shareholders. Options granted pursuant to the 1996 Plan prior to April 8, 2004 expire and are no longer exercisable after ten years from the date of grant, and, as the result of an amendment to the 1996 Plan during 2004, options granted after April 8, 2004 expire after five years from the date of grant. The exercise price for each share subject to an option granted is not less than 100% of the market value of the Common Stock on the date the option is granted.

A summary of stock option activity under all plans is as follows:

	Number of Shares	Weighted- Average Exercise Price
	(Shares in thousands)
Balance at December 31, 2002	1,523	$11.22
Granted	155	16.71
Exercised	(555)	9.32
Cancelled	(14)	10.81
Balance at December 31, 2003	1,109	12.94
Granted	258	19.14
Exercised	(435)	10.54
Cancelled	(56)	18.57
Balance at December 31, 2004	876	15.59
Granted	229	34.34
Exercised	(148)	12.21
Cancelled	(12)	11.97
Balance at December 31, 2005	945	$20.72

	Year Ended December 31,
	2005	2004	2003
	(Shares in thousands)
Exercisable	579	558	770
Available for future grants	421	650	264

The following table provides information with respect to stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
	Number	Weighted- Average Remaining Life (yrs)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
	(Shares in thousands)
Range of exercise prices:
$7.50 to $9.00	72	3.40	$8.50	72	$8.50
$12.25 to $12.90	92	4.18	12.69	92	12.69
$13.99 to $16.76	210	6.85	15.94	210	15.94
$17.32 to $19.05	272	7.37	17.95	157	18.33
$20.12 to $29.75	70	4.24	24.32	43	22.79
$31.31 to $36.16	229	4.25	34.34	5	34.74
Totals	945	5.65	$20.72	579	$15.82

Note 9. Leases

Total rental expense for all operating leases amounted to $3,258,000, $2,668,000, and $3,778,000 in 2005, 2004, and 2003, respectively. Contingent rental payments were not significant.

Future minimum annual lease payments due over the next five years and thereafter under capital leases and non-cancelable operating leases with terms in excess of one year were as follows at December 31, 2005:

	Capital Leases	Operating Leases
	(Dollars in thousands)
2006	$40	$2,321
2007	38	1,836
2008	20	1,577
2009	16	1,258
2010	—	457
2011 and thereafter	—	1,053
Total minimum lease payments	114	$8,502
Less: Amount representing interest	(26)
Present value of minimum lease payments	$88

Note 10. Changes in Shareholders’ Equity

	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings (Deficit)	Cost of Shares in Treasury	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Amounts in thousands, except per share amounts)
Balance at December 31, 2002	13,068	14,374	$92,085	($16,254)	($10,312)	($32,262)	$47,631
Net loss	—	—-	—	(5,841)	—	—-	(5,841)
Minimum pension liability, net of tax expense of $3,161	—	—	—	—	—	4,150	4,150
Total comprehensive loss	—	—-	—	(5,841)	—	4,150	(1,691)
Cash dividends declared	—	—-	(5,315)	—	—-	—	(5,315)
Stock options exercised	555	—	187	—	4,991	—	5,178
Stock options - tax benefit	—	—-	1,162	—	—-	—	1,162
Treasury stock purchases	(358)	—	—-	—	(6,036)	—	(6,036)
Employee awards	2	—	6	—	12	—	18
Balance at December 31, 2003	13,267	14,374	$88,125	$(22,095)	$(11,345)	$(28,112)	$40,947
Net income	—	—-	—	26,800	—	—-	26,800
Minimum pension liability,
net of tax benefit of $2,294	—	—-	—	—-	—	(2,468)	(2,468)
Unrealized loss on securities, net of tax benefit of $3	—	—	—	—	—	(4)	(4)
Total comprehensive income	—	—-	—	26,800	—	(2,472)	24,328
Cash dividends declared	—	—-	(3,885)	(1,206)	—	—-	(5,091)
Stock options exercised	435		(1,578)	—	6,158	—	4,580
Stock options - tax benefit	—	—-	1,629	—	—-	—	1,629
Treasury stock purchases	(1,411)	—	—-	—	(34,842)	—	(34,842)
Employee awards	1	—	5	—	10	—	15
Balance at December 31, 2004	12,292	14,374	$84,296	$3,499	$(40,019)	$(30,584)	$31,566
Net income	—	—-	—	40,958	—	—-	40,958
Minimum pension liability, net of tax benefit of $1,881	—	—-	—	—-	—	(3,496)	(3,496)
Unrealized loss on securities, net of tax benefit of $351	—	—	—	—	—	(635)	(635)
Foreign currency translation	—	—	—	—	—	(792)	(792)
Total comprehensive income	—	—-	—	40,958	—	(4,923)	36,035
Cash dividends declared	—	—-	—	(4,733)	—	—-	(4,733)
Stock options exercised	148		(1,299)	—	3,111	—	1,812
Stock options - tax benefit	—	—-	802	—	—-	—	802
Treasury stock purchases	(1,161)	—	—-	—	(39,960)	—	(39,960)
Balance at December 31, 2005	11,279	14,374	$83,799	$39,724	$(76,868)	$(35,507)	$25,522

The components of Accumulated other comprehensive loss were as follows at December 31,:

	2005	2004	2003
	(Dollars in thousands)
Minimum pension liability, net of tax	$34,076	$30,580	$28,112
Unrealized loss on securities, net of tax	639	4	—
Foreign currency translation	792	—	—
Total accumulated other comprehensive loss	$35,507	$30,584	$28,112

At the Company’s Annual Meeting of Shareholders held on June 10, 2004, the shareholders voted to approve an amendment to the Company’s Restated Certificate of Incorporation to create an authorized class of 1,000,000 shares of preferred stock. The preferred stock is available for future issuance in series and with such voting rights, designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as the Board of Directors may determine for each series issued from time to time. At December 31, 2005, no shares of preferred stock had been issued and none were outstanding.

The Company declared cash dividends on its Common Stock of $0.40 per share in each of 2005, 2004 and 2003.

The exercise of stock options that have been granted under the Company’s various stock option plans give rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for Federal and state income tax purposes in certain circumstances. Such compensation results from increases in the fair market value of the Company’s Common Stock subsequent to the grant date of the applicable exercised stock options. In accordance with APB No. 25, such compensation cost has not been recognized as an expense for financial accounting purposes and, therefore, the related tax benefits are recorded directly in Additional Capital.

Note 11. Treasury Stock

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

On March 10, 2005, the Company’s Board of Directors of the Company authorized a stock purchase plan for up to $25,000,000. During the first six months of 2005, a total of 735,345 shares were repurchased under the plan, at an average price of $33.97 per share, utilizing all funds available under the March 10, 2005 stock purchase plan.

On September 7, 2005, the Board of Directors of the Company authorized a stock purchase plan for up to $15,000,000. The Company repurchased a total of 425,627 shares at an average price of $35.20 during the remainder of 2005 utilizing all funds available under the plan.

Note 12. Pensions and Other Post-retirement Benefits

The Company sponsors two qualified defined benefit plans, one defined contribution plan, and several non-qualified pension plans, and other post-retirement benefit plans for its employees.  The qualified defined benefit plans are funded through a trust. Contributions to these plans are based upon the projected unit credit actuarial funding method and are limited to amounts that are currently deductible for tax reporting purposes. Two subsidiaries of the Company sponsor unfunded post-retirement healthcare plans. Both of these plans are contributory for certain retirees and their spouses.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act of 2003”) was signed into law. The Medicare Act of 2003 introduced a prescription drug benefit and a Federal subsidy to sponsors of retiree healthcare plans. Effective July 1, 2004, the Company adopted FSP No. FAS 106-2 and included the effects of the Medicare Act of 2003 in its measurement of net periodic post-retirement benefit cost and accumulated post-retirement benefit obligation (“APBO”) retroactively to January 1, 2004. The Company remeasured its APBO in October 2004 and determined that the estimated effect of the Medicare Act of 2003 was a reduction in the Company’s APBO from the amount determined when originally measured on December 31, 2003 of approximately $3,300,000. The effect of adopting FSP No. FAS 106-2 had no cumulative effect on retained earnings at December 31, 2003.

The following table provides the weighted average allocation of pension plan assets for each major investment category as of December 31, 2005 and 2004, and the Company’s target allocation of plan assets:

	Percentage of Plan Assets
	Target Allocation	At December 31,
Plan Assets	for 2005	2005	2004
Equity Securities	55 - 65%	66%	64%
Debt Securities	35 - 45%	32%	35%
Other	Up to 10%	2%	1%
Total		100%	100%

The Company intends to employs a total return investment approach whereby a mix of equity and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as small and large capitalizations. U.S. equities also are diversified across actively managed and passively invested portfolios. The Company currently does not intend to use other investment vehicles, such as real estate, private equity, and hedge funds. However, the Company may use such investment vehicles in the future. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies. The assets will be reallocated quarterly or more often to meet the target allocations. In the first quarter of 2006 the debt and equity securities investments were realigned within their respective target allocations. Pension investment policies are reviewed by the Investment Committee at least annually and are updated when necessary.

In determining the long-term rate of return for plan assets, historical markets are studied and long-term historical relationships between equity and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long term. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The estimated long-term portfolio return considers diversification and rebalancing the investment mix. Peer data and historical returns are reviewed to check for reasonability and appropriateness. Currently, equity securities are expected to return 10% to 11% over the long-term, while cash and fixed income securities are expected to return between 4% and 6%. Based on historical experience, the Investment Committee expects that the Plan’s asset managers will generate a modest (.5% to 1.0% per annum) premium to their respective market benchmark indices.

The following table provides a rollforward of the benefit obligations and plan assets for the pension and other post-retirement benefits plans for each of the years ended December 31, 2005 and 2004, and a statement of the funded status of the Company’s plans at December 31 of both years:

	Pension Benefits		Other Post-retirement Benefits
	2005	2004	2005	2004
	(Dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$185,028	$170,045	$22,194	$24,644
Service cost	3,527	2,981	177	167
Interest cost	10,459	10,389	1,359	1,280
Actuarial loss	7,983	12,514	3,330	1,734
Medicare Part D Subsidy	—	—	—	(3,261)
Curtailments	—	1,115	—	83
Plan amendments	—	—	—	181
Participant contributions	—	—	621	565
Benefits paid	(11,016)	(12,016)	(3,622)	(3,199)
Benefit obligation at end of year	195,981	185,028	24,059	22,194
Change in Plan Assets
Fair value of plan assets at beginning of year	156,928	153,915	—	—
Actual return on plan assets	9,566	14,770	—	—
Administrative expenses	—	—	(67)	(40)
Participant contributions	—	—	621	565
Employer contributions	244	259	3,068	2,674
Benefits paid	(11,016)	(12,016)	(3,622)	(3,199)
Fair value of plan assets at end of year	155,722	156,928	—	—
Underfunded status of plans	(40,259)	(28,100)	(24,059)	(22,194)
Unrecognized net actuarial loss	64,233	57,633	4,719	1,462
Unrecognized prior service cost	3,288	3,564	(69)	(81)
Net amount recognized	$27,262	$33,097	$(19,409)	$(20,813)

The net amount was recognized in the Consolidated Balance Sheets at December 31, 2005 and 2004 as follows:

	Pension Benefits		Other Post-retirement Benefits
	2005	2004	2005	2004
	(Dollars in thousands)
Accrued benefit liability	$(28,448)	$(17,513)	$(19,409)	$(20,813)
Intangible asset	3,288	3,564	N/A	N/A
Accumulated other comprehensive loss	52,422	47,046	N/A	N/A
Net amount recognized	$27,262	$33,097	$(19,409)	$(20,813)

These amounts were allocated to each of the Company’s reportable segments based on active headcount.

The accumulated benefit obligation for the defined benefit pension plans was $184,170,000 and $174,441,000 at December 31, 2005 and 2004, respectively. A minimum pension liability is recorded to the extent that the accumulated benefit obligation exceeds plan assets. A related intangible asset based on unrecognized prior service cost and an adjustment to accumulated comprehensive loss is also recorded. A reduction in shareholders’ equity, net of related income tax benefit of $18,346,000 and $16,466,000 as of December 31, 2005 and 2004, respectively, has been separately reported in the amount of $34,076,000 and $30,580,000 as of December 31, 2005 and 2004, respectively.

The expected employer contributions for the year ending December 31, 2006 to the pension and other post-retirement benefit plans are $936,000 and $2,689,000, respectively.

At December 31, 2005, the Company expects to pay pension and other post-retirement benefits in each of the next five years and in the aggregate for the five years thereafter, as follows:

	Pension Benefits	Other Post-retirement Benefits
	(Dollars in thousands)
Year 1	$12,710	$2,689
Year 2	12,375	2,873
Year 3	12,770	3,051
Year 4	13,593	3,152
Year 5	13,285	3,066
Aggregate for year 6 through year 10	71,521	10,525

The following table provides the weighted average assumptions used to determine the benefit obligations for the Company’s pension and other post-retirement benefit plans at December 31, 2005 and 2004:

	Pension Benefits		Other Post-retirement Benefits
	2005	2004	2005	2004
Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Current healthcare trend rate:
Defense segment
Pre-65 claim group	N/A	N/A	9.50%	10.00%
Post-65 claim group	N/A	N/A	9.95%	10.50%
Energy segment
Pre-65 claim group	N/A	N/A	9.00%	9.50%
Post-65 claim group	N/A	N/A	9.40%	9.95%
Ultimate healthcare trend rate	N/A	N/A	5.00%	5.00%
Years of ultimate healthcare trend rate:
Defense segment	N/A	N/A	2015	2015
Energy segment	N/A	N/A	2014	2014

The following table provides the components of net periodic pension and other post-retirement benefits cost for each of the three years ended December 31, 2005, 2004 and 2003:

	Pension Benefits			Other Post-retirement Benefits
	2005	2004	2003	2005	2004	2003
	(Dollars in thousands)
Service cost	$3,527	$2,981	$2,679	$177	$167	$179
Interest cost	10,459	10,389	10,369	1,359	1,280	1,587
Expected return on plan assets	(12,829)	(12,614)	(11,339)	—	—	—
Amortization of prior service cost	201	255	183	(13)	(19)	(41)
Amortization of unrecognized transition assets	—	—	(4)	—	—	—
Amortization of net loss	4,722	3,850	4,427	141	—	93
Settlement—curtailment	—	1,915	—	—	44	—
Net periodic cost	$6,080	$6,776	$6,315	$1,664	$1,472	$1,818

The following table provides the weighted average assumptions used to determine net periodic pension and other post-retirement benefits cost for each of the three years ended December 31, 2005, 2004, and 2003:

	Pension Benefits			Other Post-retirement Benefits
	2005	2004	2003	2005	2004	2003
Discount rate:
Defense segment	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Energy segment	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Expected return on plan assets:
Defense segment	8.50%	8.50%	8.50%	N/A	N/A	N/A
Energy segment	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Current healthcare trend rate:
Defense segment	N/A	N/A	N/A
Pre-65 claim				10.00%	7.00%	7.50%
Post-65 claim				10.50%	7.00%	7.50%
Energy segment	N/A	N/A	N/A
Pre-65 claim				9.50%	10.0%	6.81%
Post-65 claim				9.95%	10.5%	6.81%
Ultimate healthcare trend rate:
Defense segment	N/A	N/A	N/A	5.00%	5.00%	5.00%
Energy segment	N/A	N/A	N/A	5.00%	5.00%	5.00%
Years of ultimate healthcare trend rate:
Defense segment	N/A	N/A	N/A	2015	2008	2008
Energy segment	N/A	N/A	N/A	2014	2005	2005

Net periodic benefit cost for the Defense segment is considered a contract cost and included in cost of sales in the accompanying Consolidated Statements of Operations. Net periodic benefit cost for the Energy segment is included in selling and administrative expenses.

The assumed healthcare cost trend rate has an effect on the amounts reported for the healthcare plans. The following table illustrates the effect of an increase and a decrease in the assumed healthcare cost trend rate of one percentage point:

	One Percentage-Point
	Increase	Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components in 2005	$20	$(21)
Effect on post-retirement benefit obligation as of December 31, 2005	$283	$(285)

Defined Contribution Plans

The Company sponsors a 401(k) plan with employee and employer matching contributions based on specified formulas. The Company contributed $4,675,000, $4,365,000, and $3,866,000 to the 401(k) plan in 2005, 2004, and 2003, respectively.

Note 13. Segment Information - Continuing Operations

The Company has two reportable segments: Defense and Energy. Costs related to the continuing operations that are not identified with the two business segments are grouped under the heading Other. The Defense segment’s products include UAS, EW test and training systems, training simulators for aircraft maintenance and combat systems, advanced boresight equipment, automated test systems for avionics and engineering, and logistical and maintenance services. The Energy segment manufactures combustion equipment for biomass and refuse fuels. The Company has a transportation operation that is accounted for as discontinued operations in the accompanying Consolidated Financial Statements.

The accounting policies of the reportable segments are the same as those described in Summary of Significant Accounting Policies (see Note 2).

The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute products with different production processes.

Sales to agencies of the U.S. Government, primarily by the Company’s Defense segment, were $450,581,000, $325,092,000, and $249,547,000, in 2005, 2004, and 2003, respectively. No single customer other than the U.S. Government accounted for ten percent or more of consolidated net sales in any year. Export sales were $25,068,000, $29,618,000, and $40,064,000, in 2005, 2004, and 2003, respectively.

The following table provides summary financial information for each segment, together with any items necessary to reconcile to the consolidated total for the Company:

	Defense	Energy	Other	Reconciliations	Total
	(Dollars in thousands)
Year Ended December 31, 2005
Net sales	$480,187	$36,966	$—	$—	$517,153
Gross profit	110,863	14,927	—	—-	125,790
Interest income (expense), net	470	248	(3,329)	—	(2,611)
Depreciation and amortization expense	8,957	260		—	9,217
Income (loss) before income taxes	59,282	5,695	(3,079)		61,898
Capital expenditures	25,239	119	—	—-	25,358
Segment assets (at year end)	185,169	48,746	153,558	(83,072)	304,401
Year Ended December 31, 2004
Net sales	$355,061	$30,023	$—	$—	$385,084
Gross profit	84,296	11,650	—	—-	95,946
Interest income (expense), net	445	33	(1,423)	—	(945)
Depreciation and amortization expense	5,494	352	—	—-	5,846
Income (loss) before income taxes	41,202	542	(1,842)	—	39,902
Capital expenditures	9,368	260	—	—-	9,628
Segment assets (at year end)	217,134	39,205	243,375	(78,565)	421,149
Year Ended December 31, 2003
Net sales	$282,425	$28,522	$—	$—	$310,947
Gross profit	59,283	12,046	—	—-	71,329
Interest income (expense), net	1,475	(7)	(1,097)	—	371
Depreciation and amortization expense	4,866	382	167	—	5,415
Income (loss) before income taxes	23,182	2,695	(2,360)	—	23,517
Capital expenditures	5,960	253	—	—-	6,213
Segment assets (at year end)	134,280	44,111	62,367	(79,069)	161,689

The reconciliations in the table above consist of the following items:

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Segment Assets:
Assets of discontinued operations	$12,428	$14,366	$16,660
Elimination of investment in consolidated subsidiaries	(76,805)	(78,050)	(64,428)
Reclassification of deferred tax liabilities	(18,187)	(14,740)	(21,970)
Elimination of intercompany receivables	(508)	(141)	(9,331)
	$(83,072)	$(78,565)	$(76,069)

Income (loss) before income taxes includes research and development costs amounting to $10,218,000, $5,419,000, and $5,013,000 in 2005, 2004, and 2003, respectively, principally in the Defense segment.

Note 14. Income Taxes

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

The following table provides a reconciliation between total income tax expense as computed by applying the Federal statutory income tax rate to income from continuing operations before income taxes and the provision for income taxes for continuing operations as recorded by the Company for each of the three years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
	(Dollars in thousands)
Federal income tax expense at statutory rate	$21,664	$13,966	$7,996
State and local income tax expense, net of Federal income tax benefit	130	276	434
Research and development credits	(169)	(882)	—
Non-taxable income	(613)	(480)	(412)
Other	527	920	393
Provision for income taxes	$21,539	$13,800	$8,411

The Company recorded income tax expense from its discontinued operations during 2005 and 2004, and income tax benefits during 2003. During 2003, the Company received a tax refund of $16,822,000 related to the net carryback of the tax loss from discontinued operations in 2002 to prior years. The timing of the deductibility of $16,566,000 of this loss is in dispute with the Internal Revenue Service.

The Company’s deferred income tax balances consisted of the following at December 31, 2005 and 2004:

	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Asbestos litigation reserve	$4,346	$4,430
Pension plans	8,546	4,614
Losses on long-term contracts not currently deductible	788	2,300
Post-retirement and other employee benefits other than pensions	7,411	7,913
Product warranty and other provisions	917	775
Vacation and payroll related accruals	1,972	1,726
Capital loss carryover	736	—
Other	497	137
Total deferred tax asset	25,213	21,895
Deferred tax liabilities:
Tax over book depreciation	(1,561)	(1,472)
Section 1031 exchange	(2,414)	—
Interest on 3.75% Convertible Senior Notes	(1,947)	(360)
Intangibles	(1,308)	—
Other	(651)	(551)
Total deferred tax liability	(7,881)	(2,383)
Net deferred tax asset	$17,332	$19,512
The net deferred tax asset was classified as follows:
Current	$4,497	$5,582
Long-term	12,835	13,930

Note 15. Supplemental Cash Flow and Other Financial Information

Cash Flow Information

Noncash investing and financing activities are excluded from the Consolidated Statements of Cash Flows.

Cash paid for interest and income taxes during each of the three years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003
	(Dollars in thousands)
Cash paid for:
Income taxes	$13,917	$11,412	$—
Interest expense	4,567	161	92

The components of the changes in operating assets and liabilities used to reconcile net income (loss) to net cash provided by (used in) operating activities in the Consolidated Statements of Cash Flows for the three years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	(Dollars in thousands)
(Increase) decrease in trade receivables	$(21,761)	$(13,268)	$4,311
Decrease (increase) in inventories	11,717	(17,671)	3,983
Decrease (increase) in prepaid expenses and other current assets	2,101	(1,743)	(1,309)
Increase (decrease) in accounts payable, accruals, and other current liabilities	14,483	14,501	(5,186)
Other long-term assets and liabilities, net	3,557	6,911	3,275
Total changes in operating assets and liabilities - (use) / source of cash	$10,097	$(11,270)	$5,074

Other Financial Information

Prepaid expenses and other current assets consisted of the following components:

	2005	2004
	(Dollars in thousands)
Prepaid insurance	$3,474	$3,165
Prepaid support and maintenance costs	368	368
Other prepaid expenses	905	600
Federal income tax receivable	—	2,347
Current deferred income taxes	4,497	5,582
Assets held for sale	—	403
	$9,244	$12,465

Other current liabilities consisted of the following components:

	2005	2004
	(Dollars in thousands)
Customer advances	$9,936	$5,576
Reserve for contract losses	1,379	1,680
Accrued interest expense	1,349	1,364
Federal income tax payable	2,296	—
Other accrued costs	2,355	2,864
Other	2,832	3,458
	$20,147	$14,942

Other accrued costs included $765,000 and $779,000 for the Company’s product warranty liability at December 31, 2005 and 2004, respectively. The Company provides product warranties to its customers associated with certain product sales. The Company records estimated warranty costs in the period in which the related products are delivered. The warranty liability recorded at each balances sheet date is based on the estimated number of months of warranty coverage remaining for products delivered and the average historical monthly warranty payments, and is included in other current liabilities and other liabilities on the Consolidated Balance Sheet. Changes in the carrying amount of the product warranty liability for the years ended December 31, 2005 and 2004 were as follows:

	2005	2004
	(Dollars in thousands)
Product liability warranty at January 1,	$779	$840
Warranty expense	425	449
Expenditures	(439)	(510)
Product liability warranty at December 31,	$765	$779

77

Note 16. Selected Quarterly Data (Unaudited)

	Quarterly Periods of 2005				Quarterly Periods of 2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Dollar amounts in thousands, except per share data)
Net sales	$163,275	$126,402	$119,928	$107,548	$95,157	$98,719	$109,560	$81,648
Gross profit	39,828	29,634	30,285	26,043	25,648	24,761	28,050	17,487
Selling and administrative expenses	22,640	14,318	17,315	13,635	18,568	12,648	11,970	10,228
Income from continuing operations	10,120	9,314	8,301	12,624	3,313	7,744	10,323	4,722
Income (loss) from discontinued operations	294	112	145	48	1,637	(274)	(190)	(475)
Net income	10,414	9,426	8,446	12,672	4,950	7,470	10,133	4,247
Basic earnings (loss) per share:
Continuing	0.90	0.80	0.69	1.03	$0.27	$0.60	$0.80	$0.36
Discontinued	0.02	0.01	0.01	—	0.13	(0.02)	(0.01)	(0.03)
Net income (loss)	0.92	0.81	0.70	1.03	0.40	0.58	0.79	0.33
Diluted earnings (loss) per share:
Continuing	0.75	0.68	0.60	0.84	$0.26	$0.57	$0.78	$0.35
Discontinued	0.02	0.01	0.01	—	0.13	(0.02)	(0.01)	(0.03)
Net income (loss)	0.77	0.69	0.61	0.84	0.39	0.55	0.77	0.32
Dividends declared per share	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10
Stock prices:
High	45.27	38.30	37.34	39.33	$41.52	$34.45	$24.50	$19.42
Low	33.59	31.86	27.58	28.01	29.77	23.01	18.94	16.95

Note 17. Commitments and Contingencies

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

ASBESTOS

History

United Industrial and Detroit Stoker have been named as defendants in asbestos-related personal injury litigation. Neither United Industrial nor Detroit Stoker fabricated, milled, mined, manufactured or marketed asbestos, and neither United Industrial nor Detroit Stoker made or sold insulation products or other construction materials that have been identified as the primary cause of asbestos-related disease in the vast majority of claimants. Rather, United Industrial and Detroit Stoker made several products, some of the parts and components of which used asbestos-containing material fabricated and provided by third parties. The use of asbestos-containing materials ceased in approximately 1981.

Cases involving United Industrial and Detroit Stoker typically name 80 to 100 defendants. As of this date, United Industrial and Detroit Stoker have not gone to trial with respect to any asbestos-related personal injury claims, although there is no assurance that trials may not occur in the future. Accordingly, as of this date, neither United Industrial nor Detroit Stoker have been required to pay any punitive damage awards, although there can be no assurance this might not occur in the future. In addition, as of this date, some previously pending claims have been settled or dismissed (with or without prejudice). There is no assurance, however, that dismissals and settlements will occur at the same rate, if at all, or that claims that have been dismissed without prejudice will not be re-filed.

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

Insurance Coverage

The insurance coverage potentially available to United Industrial and Detroit Stoker is substantial. Following the institution of asbestos litigation, an effort was made to identify all of United Industrial’s and Detroit Stoker’s primary and excess insurance carriers from 1940 through 1990. There were approximately 40 such carriers, all of which were put on notice of the litigation. In November of 1999, a Participation Agreement was entered into among United Industrial, Detroit Stoker and three of their primary insurance carriers. The Participation Agreement is an advance understanding that supplements all of the contracts of insurance, without altering the coverage of those contracts, which creates an administrative framework within which the insurers and United Industrial and Detroit Stoker can more efficiently and effectively manage the large quantity of on-going litigation.

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

United Industrial’s counsel retained a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for claims, such as costs incurred in connection with asbestos-related injury claims. In 2002 and 2003, that firm worked with United Industrial to project the insurance coverage of United Industrial and Detroit Stoker for asbestos-related claims. In 2005, United Industrial engaged the same firm to update its insurance analysis and projection. In each case, the insurance consultant’s conclusions were based primarily on a review of United Industrial’s and Detroit Stoker’s coverage history, application of reasonable assumptions to the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of the insurance carriers, and the knowledge and experience of the consulting firm in the field of insurance coverage analysis. The insurance consultant also considered the Participation Agreement.

Based on the assumptions employed by and the report prepared by the insurance consultant, other variables, and the report prepared by the asbestos liability consultant, which is discussed below, the Company recorded an estimated insurance recovery as of December 31, 2005, of $20,186,000 reflecting the estimate determined to be probable of being available to mitigate United Industrial’s and Detroit Stoker’s potential asbestos liability through 2015, and as of December 31, 2002, of $20,343,000, reflecting the estimate determined to be probable of being available to mitigate United Industrial’s and Detroit Stoker’s potential asbestos liability through 2012. The Company continuously evaluates this insurance receivable and believes it is appropriately valued at December 31, 2005.

Quantitative Claims Information

As of December 31, 2005, United Industrial and/or Detroit Stoker were named in asbestos litigation pending in Arkansas, California, Louisiana, Michigan, Minnesota, Mississippi, New Jersey, New York, North Dakota and Rhode Island. As of December 31, 2005, there were approximately 11,059 total pending claims asserted in law suits, compared to approximately 21,123 pending claims asserted in lawsuits as of December 31, 2004. The decrease in claims was primarily attributable to dismissal of cases initially brought in Mississippi in 2002-2003. In 2004, Detroit Stoker was named as a defendant in two cases in Arkansas alleging personal injuries to one and approximately 199 plaintiffs (subsequently reduced to 42), respectively, as a result of silica and/or refractory ceramic fiber exposure, in addition to asbestos exposure. The pleadings in these two cases name approximately 32 and 68 defendants, respectively. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate from period to period and may not be indicative of the trend in future claims, settlements or dismissals. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought. In addition, the direct asbestos-related expenses of United Industrial and Detroit Stoker for defense and indemnity for the past five years were not material.

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

In 2002, United Industrial’s counsel engaged a consulting firm with expertise in the field of evaluating asbestos bodily-injury claims to assist United Industrial in projecting the future asbestos-related liabilities and defense costs of United Industrial and Detroit Stoker. In 2005, United Industrial’s counsel engaged the same consulting firm to update the report it issued in 2003. In each case, the methodology used by the asbestos liability consultant to project future asbestos-related costs is based primarily on estimates of the labor force exposed to asbestos in United Industrial’s and Detroit Stoker’s products, epidemiological modeling of asbestos-related disease manifestation, and estimates of claim filings and settlement and defense costs that may occur in the future. Using this information, in each case the asbestos liability consultant estimated the number of future claims that would be filed, as well as the related costs that would be incurred in resolving those claims. United Industrial’s and Detroit Stoker’s claims history prior to 2002 was not a significant variable in developing the estimates because such history was determined by the consulting firm not to be significant as compared to the number of claims filed in 2002.

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, United Industrial’s and Detroit Stoker’s limited claims history and consultation with the asbestos and insurance consultants, the Company believes that ten years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period were not reasonably estimable. As a result, the Company also believes that its ultimate net asbestos-related contingent liability (i.e. its indemnity or other claim disposition costs plus related legal fees less insurance recoveries) cannot be estimated with certainty.

Based on the assumptions and results reflected in the 2005 and 2003 reports, prepared by the asbestos liability consultant and other variables, the Company recorded an undiscounted liability for its best estimate of liabilities for asbestos-related matters in the amount of $31,450,000 as of December 31, 2005 and $31,852,000 as of December 31, 2004, respectively, including damages and defense costs, and its insurance receivables for asbestos-related liabilities were $20,186,000 and $20,343,000 at December 31, 2005 and 2004, respectively. These figures reflect the Company’s policy of maintaining a ten-year estimate of future liability, the period in which such costs are deemed to be reasonably estimable.

Given the inherent uncertainty in making future projections, and the fact that United Industrial and Detroit Stoker periodically receive potentially material new information from claimants and their counsel that relates to the factual basis of their asserted and unasserted claims, United Industrial and Detroit Stoker will periodically, either (1) validate the key assumptions used in projecting the future asbestos-related liabilities and defense costs of United Industrial and Detroit Stoker or; (2) re-examine and if necessary update the projections of current and future asbestos claims, based on experience and other relevant factors, such as changes in the tort system and the resolution of bankruptcies of various asbestos defendants.

No assurances can be given as to the actual amount of United Industrial’s and Detroit Stoker’s liability for such present and future claims or the amount of insurance recoveries (including any recoveries from liquidating excess insurance carriers), and the differences from estimated amounts could be material.

Federal Asbestos Legislation

The outlook for federal legislation to provide a national asbestos litigation trust fund continues to be uncertain. Also uncertain is whether, and to what extent, United Industrial and Detroit Stoker would be required to make contributions to any prospective national asbestos trust. No assurances can be given that a proposed trust or any other asbestos legislation will ultimately become law, or when such action might occur.

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

In 1996, United Industrial entered into a consent decree with ADEQ. Pursuant to the consent decree, United Industrial is required to complete a Remedial Investigation/Feasibility Study (“RI/FS”), pay $125,000 for past response costs, pay quarterly Arizona oversight costs (averaging less than $13,000 annually) and pay $125,000 for future response costs plus a graduated percentage of the cleanup costs for the site if those costs are in excess of $10,000,000 but less than $40,000,000. United Industrial’s liability for future response costs under the consent decree is capped at $1,780,000 in addition to the $125,000 that United Industrial has already paid. In connection with the RI/FS, United Industrial has retained and is paying for an environmental consultant. The Remedial Investigation was submitted to ADEQ for approval on March 31, 2004 and was approved by ADEQ on August 9, 2004. In March 2005, ADEQ issued its Proposed Remedial Objectives Report for public comment. ADEQ received no substantive comments regarding the report, and in May 2005, ADEQ issued its final Remedial Objectives Report. United Industrial is required to submit to ADEQ a Feasibility Study and Proposed Remedies to meet ADEQ’s May 2005 Remedial Objectives.  Management believes it will likely reach closure with ADEQ on all RI/FS issues on an acceptable basis to United Industrial following approval of the Feasibility Study. No assurances can be given, however, as to the actual extent to which United Industrial may be determined to have further liability, if at all. Management believes it is appropriately accrued for this matter.

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

The Company has in place international and domestic compliance policies and procedures, including training of employees. From time to time, the Company receives allegations of improper conduct relating to its operations, including operations subject to the U.S. Foreign Corrupt Practices Act, export control and licensing regulations and other U.S. domestic and international laws. When the Company receives any such allegations, it conducts internal (and if necessary, external) investigations to determine whether there is support for any such allegations, and takes corrective action when warranted. An investigation is ongoing in response to allegations provided to Company management of improper payments to foreign government officials and improper invoicing. External counsel has been retained by the Audit Committee of the Company’s Board of Directors to determine if there is support for any such allegations, and to review the Company’s compliance policies and procedures, and the Company is cooperating fully with counsel. In addition, appropriate government agencies have been advised of this investigation. The Company is cooperating with their requests for information. The investigation by external counsel, which is continuing, has thus far not revealed any prior involvement or knowledge regarding the allegations by any officer or director of United Industrial. At the current stage of this investigation, any ultimate liability is not presently determinable.

PERFORMANCE GUARANTIES

In connection with certain contracts, United Industrial’s operating subsidiaries have committed to certain performance guaranties existing at December 31, 2005. The ability to perform under these guaranties may, in part, be dependent on the performance of other parties, including partners and subcontractors. If United Industrial’s operating subsidiaries are unable to meet these performance obligations, the performance guaranties could have a material adverse effect on profit margins and the Company’s results of operations, liquidity or financial position. United Industrial’s operating subsidiaries monitor the progress of their partners and subcontractors, and United Industrial and its operating subsidiaries do not believe that the performance of these partners and subcontractors will adversely affect these contracts. No assurances can be given, however, as to the liability of United Industrial’s operating subsidiaries if partners or subcontractors are unable to perform their obligations.

DISCONTINUED TRANSPORTATION OPERATION

MUNI Contract

In connection with the discontinued Transportation operations, AAI owns 35% of ETI. Skoda a.s. (“Skoda”), a Czech company, owns the remaining 65% of ETI. ETI’s one remaining production contract with MUNI involves the design and manufacture of 273 electric trolley buses (“ETBs”). In executing its contract with MUNI, ETI entered into subcontracts with AAI, certain Skoda operating affiliates and others. AAI and the Skoda operating affiliates have completed performance of their respective scopes of work to support the delivery of the ETB’s to MUNI and the Skoda operating affiliates are now subject to warranty requirements. Skoda’s operating affiliates have continued to deliver products and services under their subcontracts with ETI through December 2005.

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

In conjunction with Modification No. 6, AAI executed a guaranty agreement with MUNI as of April 22, 2004 (the “Guaranty Agreement”) that assures performance of certain of ETI’s obligations under Modification No. 6. In conjunction with the Guaranty Agreement, AAI obtained a release from all further obligations under its subcontract with ETI, including its subcontractor warranty obligations, in exchange for a cash payment to MUNI of $500,000 and other consideration. AAI’s sole remaining obligation under the Guaranty Agreement is to provide the services of three engineers and one purchasing expediter through April 2006.  The Company believes that it has adequately provided for its obligations under the Guaranty Agreement in its existing loss reserves.

As required by MUNI, ETI obtained a surety bond to guaranty payment to all those providing labor and materials to ETI in furtherance of its performance under the MUNI contract. AAI agreed to indemnify the surety, if necessary, for up to $14,800,000 on this labor and materials bond, representing 35% of the original face value of the bond (in proportion to AAI’s equity interest in ETI). On November 18, 2003, AAI made a claim against the labor and materials bond for unpaid receivables in connection with AAI’s MUNI subcontract from ETI, totaling in excess of $47,000,000, the maximum penal sum of the labor and materials bond. AAI’s payment rights under the labor and materials bond (among other claims) are currently at issue in a case before the United States District Court for the Northern District of California. Prior to final adjudication of this case, there can be no assurances as to the amount or timing of a recovery by AAI, if any, on its claim on the labor and materials bond. To date no amount of recovery has been recorded.

Note 18. Acquisition

On April 4, 2005, the Company acquired ESL Defence Limited, an EW company based in the United Kingdom. The net purchase price was $10,363,000. The operating results of ESL have been included in the consolidated financial statements of the Company since April 4, 2005. The purchase price of this business has been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill. The estimates related to the acquired assets and liabilities, specifically the completion of the identification and valuation of intangible assets acquired, were finalized during December 2005.    The following table summarizes the fair value of the assets and liabilities assumed at April 4, 2005.

At April 4, 2005
(Dollars in thousands)
Cash and equivalents	$479
Current assets	1,546
Property and equipment	384
Intangible assets	5,437
Goodwill	3,831
Total assets acquired	11,677
Current liabilities	1,314
Total liabilities assumed	1,314
Net assets acquired	$10,363

The acquired intangible assets, all of which are being amortized and relate primarily to contract related intangibles, have an estimated weighted average useful life of approximately seven years. The goodwill is not expected to be deductible for United Kingdom purposes, but is expected to be deductible for U.S. Earnings and Profits purposes. Aggregate amortization expense for amortizing intangible assets was $624,000 at December 31, 2005.  Estimated amortization expense for the next five years is $701,000 in 2006, $701,000 in 2007, $701,000 in 2008, $701,000, in 2009, and $701,000 in 2010. This acquisition is not considered to be material, therefore, pro-forma information is not presented.

Note 19. Discontinued Transportation Operation

In December 2001, a decision was made to discontinue the transportation business. Further, the Company ceased to accept new transportation business in December 2001, the time the decision was made to discontinue the transportation business  It was decided that AAI would sell all or part of the

transportation business and “runoff” the operations for any remaining contractual obligations.   In July 2002, AAI sold two transportation overhaul contracts with the New Jersey Transit Corporation and the Maryland Transit Administration and related assets and liabilities to ALSTOM Transportation, Inc. After the sale of the two transportation overhaul contracts, the Company’s transportation operations consisted primarily of one remaining production contract between ETI and MUNI. AAI owns a 35% interest in the shares of ETI, with the remaining 65% owned by a Czech company, Skoda. AAI continued to perform its obligations under its subcontract with ETI on the MUNI project, and continues to provide ETI with personnel and other financial support in order to enable ETI to satisfy certain of its remaining commitments to MUNI. The Company ceased to accept new transportation business at December 2001, the time the decision was made to discontinue the transportation business.

Following Skoda’s bankruptcy declaration in 2001 in the Czech Republic, effective as of 2002, AAI began recording 100%, instead of 35%, of ETI’s losses and income in accordance with the equity method of accounting applicable to minority shareholders. The Company has determined that ETI is a variable interest entity, for which the Company is the primary beneficiary, in accordance with FIN 46R, which became effective for years beginning after December 31, 2002. The financial statements for ETI have been consolidated for the years ended December 31, 2005, 2004 and 2003. Previously the Company accounted for its investment in ETI under the equity method. Accordingly, the Consolidated Balance Sheet as of December 31, 2004 and the Statement of Cash Flow for the year ended December 31, 2003, have been labeled revised. The Company accounts for its remaining transportation operation as discontinued operations, including the consolidation of ETI as a variable interest entity.

Summary results of the discontinued transportation operation, which have been reported separately as Income (loss) from discontinued operations in the accompanying Consolidated Statements of Operations, were as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Sales	$1,189	$15,441	$96,032
Cost of sales	2,729	(12,441)	(124,145)
General and administrative expenses	(2,931)	(1,885)	(3,936)
Other expense	(65)	(41)	(172)
Income (loss) before income taxes	922	1,074	(32,221)
(Provision for) benefit from income taxes	(323)	(376)	11,274
Income (loss) from discontinued operations, net of income taxes	$599	$698	$(20,947)

During 2005 and 2004, ETI was able to favorably resolve certain operational risks associated with the execution of its last remaining program. ETI reported net income for the years ended December 31, 2005 and 2004 of approximately $3,241,000 and $2,321,000, respectively. Partially offsetting this income in 2005 was $2,319,000 of net expenses incurred by the Company’s discontinued transportation operation to wind down its operation, including $1,926,000 in legal fees. Partially offsetting this income in 2004 was $1,247,000 of net expenses incurred by the Company’s discontinued transportation operation to wind down its operation. These net expenses included $4,566,000 of general and administrative expenses and other charges, including $2,294,000 of professional fees related to litigation matters, partially offset by $3,319,000 related to the favorable resolution of certain matters previously reserved.

The results in 2003 included a pretax loss of $24,879,000 primarily related to the loss estimated at that time to be incurred by ETI to complete the production and warranty phases of its one remaining contract to provide ETBs to MUNI, as well as $4,314,000 of costs related to idle capacity at AAI’s leased transportation facility, and $3,028,000 of the Company’s general and administrative expenses related to the discontinued transportation operation.

The following table provides the sources and uses of net cash flows for the discontinued operation, which are aggregated and reported separately as Net cash used in discontinued operations in the accompanying Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Net income (loss)	$599	$698	$(20,947)
Changes in operating assets and liabilities	(6,087)	3,015	13,959
Deferred income taxes	1,925	(8,466)	(958)
Net cash used in operating activities from discontinued operations	$(3,563)	$(4,753)	$(7,946)

There were no financing or investing activities in the years ended December 31, 2005, 2004, or 2003.

Assets and liabilities of the discontinued transportation operation, which have been reported and summarized in the accompanying Consolidated Balance Sheets as Assets and Liabilities of discontinued operations, respectively, were as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Current Assets:
Cash	$606	$694
Trade receivables	103	24
Prepaid expenses and other current assets	150	153
Deferred income taxes	11,569	13,495
	$12,428	$14,366
Current Liabilities:
Accounts payable	256	$989
Accrued employee compensation and taxes	159	164
Other current liabilities	11,270	11,270
Accrual for contract losses	1,602	6,932
Other	—	32
	$13,287	$19,387

Note 20. Investments in Unconsolidated Investees

Pioneer UAV, Inc.

The Company owns 50% of Pioneer UAV, Inc. The Company’s investment was $1,812,000, $1,616,000, and $1,519,000 at December 31, 2005, 2004, and 2003, respectively. The Company had no outstanding advances due from the investee at December 31, 2005, 2004 or 2003. The Company’s share of the venture’s profits using the equity method of accounting applicable to minority shareholders was $196,000, $97,000, and $57,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Note 21. Restructuring Charges

	Severance	Employee Relocation	Facility Relocation	Facility Closing Costs	Total
	(Dollars in thousands)
Defense segment
Reserve balance at December 31, 2004	$160	$169	$74	$—	$403
Restructuring charges	373	418	—	1,161	1,952
Paid or otherwise settled	(533)	(587)	(74)	(1,161)	(2,355)
Reserve balance at December 31, 2005	$—	$—	$—	$—	$—
Energy segments
Reserve balance at December 31, 2004	$—	$—	$—	$—	$—
Restructuring charges	94	—	61	103	258
Paid or otherwise settled	(94)	—	(61)	(103)	(258)
Reserve balance at December 31, 2005	$—	$—	$—	$—	$—

During the fourth quarter of 2004, the Company’s management adopted plans to maximize efficiencies by streamlining its Energy segment and fluid test systems product area operations in the Defense segment, in accordance with the Company’s previously disclosed strategic initiatives.

As part of its plan, Detroit Stoker eliminated 28 production positions during the first quarter of 2005 by outsourcing most of its manufacturing operations to lower cost producers. In connection with the planned reduction in Detroit Stoker’s workforce, in the fourth quarter of 2004 the Company recognized a pension curtailment charge in the Energy segment to accelerate the amortization of prior service costs and recognize enhanced benefits primarily for one of its pension benefit plans of approximately $1,959,000, which is included in selling and administrative expenses in the accompanying Consolidated Statements of Operations. As a result of the same reduction in Detroit Stoker’s workforce, the Company recognized severance charges of $94,000 and facility consolidation and closure costs of $164,000 for the year ended December 31, 2005. Detroit Stoker does not expect any additional costs associated with this restructuring plan.

In the fourth quarter of 2004, AAI began reorganizing the operations of its fluid test systems product area in the Defense segment in expectation of realizing certain operating efficiencies. These activities resulted in total charges of approximately $2,522,000, of which approximately $600,000 was expensed and $200,000 was paid in 2004. In addition, the Company recorded a noncash charge in 2004 in the Defense segment of approximately $300,000 for the write down of certain inventories of the fluid test systems product line, which was included in cost of sales. During 2005, $1,952,000 was expensed and $2,352,000 was paid or otherwise settled in connection with this restructuring plan. AAI does not expect to recognize any additional restructuring expense related to the fluid test systems product area.

On October 31, 2003, the Company closed its office in New York City and relocated the corporate activities handled at that location to its existing facility in Hunt Valley, Maryland. In connection with this relocation, in 2003, the Company recorded a charge of $546,000 related to severance costs for the former employees at that location and a charge of $355,000 related to the closure of the New York City office, for a total charge of $901,000, which is included in selling and administrative expenses in the accompanying Consolidated Statements of Operations. There was no remaining reserve at December 31, 2004 as the result of payments made.

Note 22. Impairment of Long-Lived Assets

During the fourth quarter of 2005, the Company recorded a noncash, pretax impairment charge of $273,000 ($177,000 after tax) to write-off the remaining cost of certain assets related to the commercial firefighting training facility AAI owns and operates in Kenai, Alaska. During the fourth quarter of 2004, the Company recorded a noncash, pretax impairment charge of approximately $861,000 ($560,000 after tax) to write down the cost of certain assets related to the commercial firefighting training facility AAI owns and operates in Kenai, Alaska. The Company evaluated the carrying value of the assets related to the firefighting training facility by analyzing the estimated cash flows that those assets are expected to generate in the future. In 2005, the Company determined that the assets should be written off. Accordingly, an impairment charge was recorded to write-off the remaining carrying value of those assets. Fair value was estimated based on discounted future cash flows. The operations of the firefighting training facility do not meet management’s expectations and, accordingly, management is evaluating various alternatives for the facility.

Note 23. Supplemental Guarantor Information

In September 2004, United Industrial issued and sold $120,000,000 aggregate principal amount of 3.75% Convertible Senior Notes, which are fully and unconditionally guaranteed by AAI, the Company’s wholly owned subsidiary that constitutes the Defense segment. The 3.75% Convertible Senior Notes are not guaranteed by Detroit Stoker, the Company’s wholly owned subsidiary that constitutes the Energy segment. The following condensed consolidating financial information sets forth supplemental information for United Industrial, the parent company, AAI, the guarantor subsidiary, and Detroit Stoker, the non-guarantor subsidiary, as of December 31, 2005 and 2004, and for each of the three years ended December 31, 2005, 2004 and 2003.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Condensed Consolidating Balance Sheets
As of December 31, 2005

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$54,365	$8,768	$14,363	$—	$77,496
Marketable equity securities	11,617	—	—	—	11,617
Securities pledged to creditors	—	—	—	—	—
Deposits and restricted cash	—	4,810	—	—	4,810
Trade receivables, net	311	64,487	4,486	—	69,284
Inventories	—	21,186	2,417	—	23,603
Other current assets	1,151	7,330	828	(65)	9,244
Assets of discontinued operations	—	12,428	—	—	12,428
Total current assets	67,444	119,009	22,094	(65)	208,482
Insurance receivable - asbestos litigation	—	—	20,186	—	20,186
Property and equipment, net	—	43,128	1,615	—	44,743
Other assets	9,309	34,952	4,852	(18,123)	30,990
Intercompany receivables	—	508	—	(508)	—
Investment in consolidated subsidiaries	118,968	—	—	(118,968)	—
	$195,721	$197,597	$48,747	$(137,664)	$304,401
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$964	$—	$—	$964
Other current liabilities	5,020	72,582	6,564	(20,942)	63,224
Liabilities of discontinued operations		13,287	—	—	13,287
Total current liabilities	5,020	86,833	6,564	(20,942)	77,475
Long-term debt	120,000	723			120,723
Reserve for asbestos litigation	—	—	31,450	—	31,450
Other long-term liabilities	3,260	52,305	11,789	(18,123)	49,231
Intercompany (receivables) payables	41,617	(62,622)	612	20,393	—
Shareholders’ equity (deficit)	25,824	120,358	(1,668)	(118,992)	25,522
	$195,721	$197,597	$48,747	$(137,664)	$304,401

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Condensed Consolidating Balance Sheets
As of December 31, 2004

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor) (revised)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$129	$72,269	$8,281	$—	$80,679
Securities pledged to creditors	124,626	—	—	—	124,626
Deposits and restricted cash	25,000	8,845	—	—	33,845
Trade receivables, net	17	44,152	2,489	—	46,658
Inventories	—	31,957	2,682	—	34,639
Other current assets	3,295	8,283	909	(22)	12,465
Assets of discontinued operations	—	14,366	—	—	14,366
Total current assets	153,067	179,872	14,361	(22)	347,278
Insurance receivable - asbestos litigation	—	—	20,343	—	20,343
Property and equipment, net	—	25,643	2,002	—	27,645
Other assets	12,258	25,844	2,499	(14,718)	25,883
Intercompany receivables	—	141	—	(141)	—
Investment in consolidated subsidiaries	78,050	—	—	(78,050)	—
	$243,375	$231,500	$39,205	$(92,931)	$421,149
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$958	$—	$—	$958
Payable under securities loan agreement	124,619	—	—	—	124,619
Other current liabilities	5,466	41,179	3,689	(22)	50,312
Liabilities of discontinued operations	—	19,387	—	—	19,387
Total current liabilities	130,085	61,524	3,689	(22)	195,276
Long-term debt	120,000	2,000	—	—	122,000
Reserve for asbestos litigation	—	—	31,852	—	31,852
Other long-term liabilities	2,152	41,253	11,768	(14,718)	40,455
Intercompany (receivables) payables	(40,428)	40,528	41	(141)	—
Shareholders’ equity (deficit)	31,566	86,195	(8,145)	(78,050)	31,566
	$243,375	$231,500	$39,205	$(92,931)	$421,149

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED
Condensed Consolidating Statements of Operations
Year Ended December 31, 2005

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
	(Dollars in thousands)
Net sales	$—	$480,187	$36,966	$—	$517,153
Cost of sales	—	369,324	22,039	—	391,363
Gross profit	—	110,863	14,927	—	125,790
Selling and administrative expenses	96	58,816	8,996	—	67,908
Impairment of long-lived assets	—	273	—	—	273
Asbestos litigation expense	—	—	412	—	412
Other operating income (expense)	56	(407)	(177)	—	(528)
Operating (loss) income	(40)	51,367	5,342	—	56,669
Non-operating income and (expense):
Interest income	2,507	704	262	—	3,473
Interest expense	(5,850)	(234)	—	—	(6,084)
Intercompany interest (expense) income	14	—	(14)	—	—
Other (expense) income, net	290	7,445	105	—	7,840
	(3,039)	7,915	353	—	5,229
(Loss) income from continuing operations before income taxes	(3,079)	59,282	5,695	—	61,898
Benefit from (provision for) income taxes	1,078	(21,667)	(950)	—	(21,539)
Income (loss) from continuing operations	(2,001)	37,615	4,745	—	40,359
Income from discontinued operations, net of income taxes	—	599	—	—	599
Income from investment in subsidiaries	42,959	—	—	(42,959)	—
Net income (loss)	$40,958	$38,214	$4,745	$(42,959)	$40,958

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED
Condensed Consolidating Statements of Operations
Year Ended December 31, 2004

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
	(Dollars in thousands)
Net sales	$—	$355,061	$30,023	$—	$385,084
Cost of sales	—	270,765	18,373	—	289,138
Gross profit	—	84,296	11,650	—	95,946
Selling and administrative expenses	297	42,342	10,775	—	53,414
Impairment of long-lived assets	—	861	—	—	861
Asbestos litigation expense	—	—	542	—	542
Other operating income (expense)	101	(443)	47	—	(295)
Operating (loss) income	(196)	40,650	380	—	40,834
Non-operating income and (expense):
Interest income	512	240	79	—	831
Interest expense	(1,624)	(152)	—	—	(1,776)
Intercompany interest (expense) income	(311)	357	(46)	—	—
Other (expense) income, net	(223)	107	129	—	13
	(1,646)	552	162	—	(932)
(Loss) income from continuing operations before income taxes	(1,842)	41,202	542	—	39,902
Benefit from (provision for) income taxes	3,782	(14,788)	(2,794)	—	(13,800)
Income (loss) from continuing operations	1,940	26,414	(2,252)	—	26,102
Income from discontinued operations, net of income taxes	—	698	—	—	698
Income from investment in subsidiaries	24,860	—	—	(24,860)	—
Net income (loss)	$26,800	$27,112	$(2,252)	$(24,860)	$26,800

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED
Condensed Consolidating Statements of Operations
Year Ended December 31, 2003

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
	(Dollars in thousands)
Net sales	$—	$282,425	$28,522	$—	$310,947
Cost of sales	—	223,142	16,476	—	239,618
Gross profit	—	59,283	12,046	—	71,329
Selling and administrative expenses	691	37,177	8,820	—	46,688
Asbestos litigation expense	—	—	717	—	717
Other operating expense, net	238	429	—	—	667
Operating (loss) income	(929)	21,677	2,509	—	23,257
Non-operating income and (expense):
Interest income	301	109	53	—	463
Interest expense	—	(92)	—	—	(92)
Intercompany interest (expense) income	(1,398)	1,458	(60)	—	—
Other (expense) income, net	(334)	30	193	—	(111)
	(1,431)	1,505	186	—	260
(Loss) income from continuing operations before income taxes	(2,360)	23,182	2,695	—	23,517
Benefit from (provision for) income taxes	549	(8,221)	(739)	—	(8,411)
(Loss) income from continuing operations	(1,811)	14,961	1,956	—	15,106
Loss from discontinued operations, net of income tax benefit	—	(20,947)	—	—	(20,947)
Loss from investment in subsidiaries	(4,030)	—	—	4,030	—
Net (loss) income	$(5,841)	$(5,986)	$1,956	$4,030	$(5,841)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2005

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net cash (used in) provided by continuing operations	$(18,510)	$68,081	$6,201	$—	$55,772
Net cash used in operating activities from discontinued operations	—	(3,563)	—	—	(3,563)
Net cash provided by (used in) operating activities	(18,510)	64,518	6,201	—	52,209
INVESTING ACTIVITIES:
Purchase of property and equipment	—	(25,239)	(119)	—	(25,358)
Proceeds from available-for-sale securities	124,626	—	—	—	124,626
Investment in marketable securities	(12,596)	—	—	—	(12,596)
Acquisitions, net of cash acquired	—	(9,883)	—	—	(9,883)
Proceeds from sale of property	—	7,555	—	—	7,555
Net cash (used in) provided by investing activities	112,030	(27,567)	(119)	—	84,344
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net	(124,619)	—	—	—	(124,619)
Cash received in securities lending transaction
Proceeds from exercise of stock options	1,812	—	—	—	1,812
Repayment of long-term debt	—	(1,271)	—	—	(1,271)
Purchases of treasury shares	(39,960)	—	—	—	(39,960)
Dividends paid	(4,733)	—	—	—	(4,733)
Increase in deposits and restricted cash	25,000	4,035	—	—	29,035
Intercompany activities	103,216	(103,216)	—	—	—
Net cash (used in) financing activities	(39,284)	(100,452)	—	—	(139,736)
(Decrease) increase in cash and cash equivalents	54,236	(63,501)	6,082	—	(3,183)
Cash and cash equivalents at beginning of year	129	72,269	8,281	—	80,679
Cash and cash equivalents at end of year	$54,365	$8,768	$14,363	$—	$77,496

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2004

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net cash (used in) provided by continuing operations	$(1,046)	$23,358	$2,951	$—	$25,263
Net cash used in operating activities from discontinued operations	—	(4,753)	—	—	(4,753)
Net cash provided by (used in) operating activities	(1,046)	18,605	2,951	—	20,510
INVESTING ACTIVITIES:
Purchase of property and equipment	—	(9,368)	(260)	—	(9,628)
Purchase of available-for-sale securities	(124,619)	—	—	—	(124,619)
Cash advance received on pending property sale	—	150	—	—	150
Net cash (used in) provided by investing activities	(124,619)	(9,218)	(260)	—	(134,097)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net	120,000	—	—	—	120,000
Cash received in securities lending transaction	124,619	—	—	—	124,619
Debt issuance fees paid	(4,376)	—	—	—	(4,376)
Proceeds from exercise of stock options	4,580	—	—	—	4,580
Repayment of long-term debt	—	(915)	—	—	(915)
Purchases of treasury shares	(34,842)	—	—	—	(34,842)
Dividends paid	(5,093)	—	—	—	(5,093)
Increase in deposits and restricted cash	(25,000)	(8,845)	—	—	(33,845)
Intercompany activities	(54,742)	55,160	(418)	—	—
Net cash (used in) provided by financing activities	125,146	45,400	(418)	—	170,128
(Decrease) increase in cash and cash equivalents	(519)	54,787	2,273	—	56,541
Cash and cash equivalents at beginning of year	648	17,482	6,008	—	24,138
Cash and cash equivalents at end of year	$129	$72,269	$8,281	$—	$80,679

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2003

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net cash provided by continuing operations	$17,906	$19,720	$3,209	$—	$40,835
Net cash used in operating activities from discontinued operations	—	(7,946)	—	—	(7,946)
Net cash provided by operating activities	17,906	11,774	3,209	—	32,889
INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,960)	(253)	—	(6,213)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,178	—	—	—	5,178
Purchases of treasury shares	(6,036)	—	—	—	(6,036)
Dividends paid	(5,315)	—	—	—	(5,315)
Intercompany activities	(11,205)	10,565	640	—	—
Net cash (used in) provided by financing activities	(17,378)	10,565	640	—	(6,173)
Increase in cash and cash equivalents	528	16,379	3,596	—	20,503
Cash and cash equivalents at beginning of year	120	1,103	2,412	—	3,635
Cash and cash equivalents at end of year	$648	$17,482	$6,008	$—	$24,138

Report of Independent Registered Public Accounting Firm

To United Industrial Corporation:

We have audited the accompanying Consolidated Balance Sheets of United Industrial Corporation (a Delaware corporation) and subsidiaries as of December 31, 2005 and 2004 and the related Consolidated Statements of Operations and Cash Flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited financial statement sSchedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Industrial Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. Generally Accepted Accounting Principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Industrial Corporation’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
March 14, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
United Industrial Corporation
Hunt Valley, Maryland

We have audited the accompanying consolidated statements of operations and cash flows of United Industrial Corporation and subsidiaries for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of United Industrial Corporation and subsidiaries for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

                                                                  /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 10, 2005, except for Note 21, as to
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

Under the supervision and with the participation of management, including its Certifying Officers, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures. Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Under the supervision and with the participation of management, including its Certifying Officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is initiating a company-wide implementation of a new enterprise resource planning information system. At December 31, 2005, the Company was in the final phases of the implementation process and, accordingly, had not made any significant changes to its internal control over financial reporting. However, as the process progresses to the implementation phase the Company expects to change certain systems that include internal controls, which is reasonably likely to result in changes in the Company’s internal control over financial reporting. The Company will review the new systems as they are implemented and make appropriate changes to the internal controls that are affected.

Report of Independent Registered Public Accounting Firm

The Board of Directors of United Industrial Corporation:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that United Industrial Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Industrial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that United Industrial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, United Industrial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of United Industrial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related Consolidated Statements of Operations, and Cash Flows for the years then ended, and our report dated March 14, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
McLean, Virginia
March 14, 2006

ITEM 9B.       OTHER INFORMATION

On March 8, 2006, the Board of Directors approved payments of $410,000, $193,499, $174,189 and $32,479 to Frederick Strader, James Perry, Jonathan Greenberg and Stuart Gray, respectively, pursuant to the Company’s Management Incentive Plan (“MIP”) for the year ended December 31, 2005.

The MIP is a variable cash-based incentive plan designed to focus management’s attention on performance factors important to the continued success of each business unit and the Company overall. The MIP is administered by each subsidiary of the Company, after approval by the Company. On        , 2006, the Board of Directors adopted the MIP for the year ended December 31, 2006 on the same terms as the 2005 MIP.

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

The business and individual performance objectives for the Company’s chief executive officer, Frederick Strader, are reviewed and approved by the Compensation Committee of the Board of Directors of the Company. For the year ended December 31, 2005, the business and individual performance objectives for each of Messrs. Strader, Perry, Greenberg and Gray were either met or exceeded.

PART III

ITEM.10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and position held by each of the executive officers of United Industrial are as follows:

Name	Age	Position
Frederick M. Strader	52	Director, Chief Executive Officer and President
James H. Perry	44	Vice President, Chief Financial Officer and Controller
Jonathan A. Greenberg	39	Vice President, General Counsel, Chief Compliance and Ethics Officer and Secretary
Stuart F. Gray	46	Treasurer

Frederick M. Strader has served as a director of United Industrial since May 2005, as Chief Executive Officer since August 2003, and as President since January 2003. Mr. Strader has served as Chief Executive Officer of AAI since August 2003, Chief Operating Officer of AAI from January 2003 to August 2003,  and as Executive Vice President of AAI and Vice President and General Manager of AAI’s Defense and Services businesses from May 2001 to December 2002. Prior to joining the Company, Mr. Strader served as Vice President of United Defense LP, Armament Systems Division, a designer of large caliber armaments for the Navy, Army and Marine Corps from 1994 to April 2001.

James H. Perry has served as Vice President of United Industrial since May 1998, Chief Financial Officer since October 1995, Treasurer from December 1994 to April 2005, and as Controller since November 2005. Mr. Perry served as Chief Financial Officer of AAI since July 2000, as Treasurer from July 2000 to April 2005, and as Vice President since 1997.

Jonathan A. Greenberg has served as Vice President, General Counsel and Secretary of United Industrial and AAI since September 2004, and as Chief Compliance and Ethics Officer of United Industrial since May 2005. Prior to joining United Industrial, Mr. Greenberg served as Senior Corporate Counsel for Manugistics, Inc., a supply chain technology company, from May 2001 to August 2004 and as General Counsel and Vice President of Business Development, Unibex, Inc., an e-commerce software and technology firm, from July 2000 to May 2001.

Stuart F. Gray has served as Treasurer of United Industrial and AAI since April 2005. Prior to joining United Industrial, Mr. Gray served as Director of Corporate Finance, Wm. T. Burnett & Co. and STX, a manufacturer of foam, fiber and sporting goods products, from May 1996 to April 2005.

There are no family relationships among any of the executive officers or directors of United Industrial. Executive officers of United Industrial are elected by the Board of Directors on an annual basis and serve at the discretion of the Board.

Reference is made to the information to be set forth in the sections entitled “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance” in the definitive proxy statement involving the election of directors in connection with the 2006 Annual Meeting of Shareholders of United Industrial Corporation (the “Proxy Statement”), which sections are incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information to be set forth in the sections entitled “Principal Shareholders” and “Security Ownership of Management” in the Proxy Statement, which sections are incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	944,700	$20.72	421,000
Equity compensation plans not approved by security holders	—	—	—
Total	944,700	$20.72	421,000

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

(3) List of Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of United Industrial Corporation. (1)
3.2	By-Laws of United Industrial Corporation. **
4.1.1	Indenture dated as of September 15, 2004 by and among United Industrial Corporation, AAI Corporation and U.S. Bank National Association, as trustee. (2)
4.1.2

Registration Rights Agreement dated as of September 15, 2004 by and among the United Industrial Corporation and AAI Corporation, and UBS Securities LLC and the other initial purchaser named in the Purchase Agreement, dated September 9, 2004 among the United Industrial Corporation, AAI Corporation and the initial purchasers, for whom UBS Securities LLC is acting as representative. (2)

10.1*	United Industrial Corporation 1994 Stock Option Plan, as amended. (3)
10.2*	United Industrial Corporation 1996 Stock Option Plan for Non-employee Directors, as amended. (4)
10.3*	United Industrial Corporation 2004 Stock Option Plan. (4)
10.4

Loan and Security Agreement dated as of June 28, 2001 among United Industrial Corporation and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender (the “Loan Agreement”). (6)

10.5	Pledge Agreement dated as of June 28, 2001 among United Industrial Corporation and certain of its subsidiaries, as Pledgors, and Fleet Capital Corporation, as Lender. (6)
10.6

Waiver, Amendment and Consent Agreement dated as of March 6, 2002 among United Industrial Corporation and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement. (7)

10.7

Second Amendment and Consent Agreement dated as of June 28, 2002 among United Industrial Corporation and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement. (8)

10.8

Third Amendment and Waiver Agreement dated as of March 21, 2003 among United Industrial Corporation and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement. (9)

10.9	Fourth Amendment dated as of March 31, 2003 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement. (10)
10.10	Fifth Amendment dated as of September 30, 2003 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement. (10)

10.11	Letter from Fleet Capital Corporation to the Company dated November 12, 2003, amending the Loan Agreement. (10)
10.12	Sixth Amendment dated as of November 17, 2003 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement. (11)
10.13	Seventh Amendment dated as of December 31, 2003 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement. (11)
10.14	Eighth Amendment dated as of May 18, 2004 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender, to the Loan Agreement. (1)
10.15	Ninth Amendment to the Loan Agreement dated as of August 16, 2004 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender. (12)
10.16	Tenth Amendment to the Loan Agreement dated as of September 8, 2004 among the Company and certain of its subsidiaries, as Borrowers, and Fleet Capital Corporation, as Lender. (13)
10.17*	Employment Agreement dated as of June 18, 2003 between the Company and Frederick M. Strader. (14)
10.18*	Employment Agreement, dated March 3, 2000, between United Industrial Corporation and James H. Perry. (16)
10.19*	Success Bonus Agreement, dated April 10, 2002, between United Industrial Corporation and James H. Perry. (17)
10.20*	Amendment to Employment Agreement, dated January 2, 2003, between United Industrial Corporation and James H. Perry. (9)
10.21*	Employment Agreement, dated August 17, 2004, between the United Industrial Corporation and Jonathan A. Greenberg. (18)
10.22	Master Agreement, dated as of March 27, 2002, between ALSTOM Transportation Inc. and AAI Corporation. (7)
10.23	Amendment to Master Agreement, dated as of July 26, 2002, between ALSTOM Transportation Inc. and AAI Corporation. (19)
10.24*	United Industrial Corporation Management Incentive Plan, dated as of January 1, 2004.
10.25	Share Sale Agreement, dated April 1, 2005, by and among AAI Corporation, BAE Systems Avionics, John T. Burrows, Victor J. McMullan and Joanna Fowler. (20)
10.26

Revolving Credit Agreement, dated as of July 18, 2005, among AAI Corporation (as Borrower), United Industrial Corporation (as Parent), the Lenders from time to time Party thereto, Key Bank Nation Association and PNC Bank, National Association, Citibank, N.A., and Sun Trust Bank. (21)

10.27	Pledge Agreement, dated July 18, 2005, by AAI Corporation and certain subsidiaries, in favor of Sun Trust Bank for the benefit of the Lenders. (21)
10.28	Parent Guaranty Agreement, dated July 18, 2005, by United Industrial Corporation in favor of Sun Trust Bank for the benefit of the Lenders. (21)

10.29		Parent Pledge Agreement, dated as of July 18, 2005, by United Industrial corporation in favor of sun Trust Bank for the benefit of the Lenders. (21)
10.30		Security Agreement dated as of July 18, 2005, by and among United Industrial Corporation, AAI Corporation and certain subsidiaries and Sun Trust Bank, as Administrative Agent. (21)
10.31(a	)	Subsidiary Guaranty Agreement, dated as of July 18, 2005, by certain subsidiaries of AAI Corporation in favor of Sun Trust Bank for the benefit of the Lenders. (21)
10.31(b	)	Environmental Indemnity Agreement, dated as of July 18, 2005, among AAI Corporation and certain subsidiaries. (21)
10.32*		Employment Agreement, dated March 14, 2005, between the Company and Stuart F. Gray.**
10.33*		United Industrial Corporation Management Incentive Plan, dated as of January 1, 2005. **
10.34*		United Industrial Corporation Management Incentive Plan, dated as of January 1, 2006. **
21		Subsidiaries of the Company. **
23.1		Consent of KPMG LLP. **
23.2		Consent of Ernst & Young LLP. **
31.1		Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Company. **
31.2		Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Company. **
32.1		Section 1350 Certification by the Chief Executive Officer of the Company. **
32.2		Section 1350 Certification by the Chief Financial Officer of the Company. **

*                    Management contract or compensatory plan or arrangement.

**             Filed herewith.

(1)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(2)          Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securitiesand Exchange Commission on September 16, 2004.

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

(18)   Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2004.

(19)   Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2002.

(20)   Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2005.

(21)   Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2005.

Annual Report on Form 10-K

Item 15(a) (1) and (2)

List of Financial Statements and Financial Statement Schedules

Certain Exhibits

Financial Statement Schedules

Year ended December 31, 2005

United Industrial Corporation

Hunt Valley, Maryland

Form 10-K—Item 15(a) (1) and (2)

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of United Industrial Corporation and subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets—December 31, 2005 and 2004
Consolidated Statements of Operations— Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows— Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

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

Report of Independent Registered Public Accounting Firm

We have audited the consolidated financial statements of United Industrial Corporation and subsidiaries as of December 31, 2003 and 2002, and for the year ended December 31, 2005, and have issued our report thereon dated March 10, 2004 (except for Note 21, as to which the date is September 15, 2004). Our audit also included the financial statement schedule listed in Item 15(a) of this Annual Report (Form 10-K), as it relates to the year ended December 31, 2003. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein, as it relates to the year ended December 31, 2003.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 10, 2004

Schedule II - Valuation and Qualifying Accounts
United Industrial Corporation and Subsidiaries
December 31, 2005

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended December 31, 2005: Deducted from asset account: Allowance for doubtful accounts	$255,000	—	—	—		$255,000
Year Ended December 31, 2004: Deducted from asset accounts: Allowance for doubtful accounts	$556,000	17,000	—	318,000	(a)	$255,000
Year Ended December 31, 2003: Deducted from asset accounts: Allowance for doubtful accounts	$235,000	321,000	—	—		$556,000

(a)           Uncollectible accounts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INDUSTRIAL CORPORATION
By:	/s/ FREDERICK M. STRADER
Frederick M. Strader
President and Chief Executive Officer
Date:	March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FREDERICK M. STRADER	March 14, 2006
Frederick M. Strader Director President and Chief Executive Officer (Principal Executive Officer)
/s/ JAMES H. PERRY	March 14, 2006
James H. Perry Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer)
/s/ WARREN G. LICHTENSTEIN	March 14, 2006
Warren G. Lichtenstein Chairman of the Board and Director
/s/ THOMAS A. CORCORAN	March 14, 2006
Thomas A. Corcoran Director
/s/ GLEN KASSAN	March 14, 2006
Glen Kassan Director
/s/ ROBERT MEHMEL	March 14, 2006
Robert Mehmel Director
/s/ RICHARD I. NEAL	March 14, 2006
Richard I. Neal Director