Form 10-Q
period 2006-03-31
UNITED INDUSTRIAL CORP /DE/
filed 2006-05-10
CIK 101271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

                Large accelerated filer ☐                    Accelerated filer ☒                             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,380,377 shares of common stock as of April 24, 2006.

UNITED INDUSTRIAL CORPORATION

INDEX

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets -
March 31, 2006 and December 31, 2005

Consolidated Condensed Statements of Operations -
Three Months Ended March 31, 2006 and 2005

Consolidated Condensed Statements of Cash Flows -
Three Months Ended March 31, 2006 and 2005

Notes to Consolidated Condensed Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,713	$77,496
Marketable equity securities	14,692	11,617
Deposits and restricted cash	2,515	4,810
Trade receivables, net	71,659	69,284
Inventories	33,611	23,603
Prepaid expenses and other current assets	8,533	9,244
Assets of discontinued operations	12,496	12,428
Total current assets	230,219	208,482
Deferred income taxes	12,771	12,835
Intangible assets, net	7,824	7,946
Goodwill	3,646	3,607
Other assets	6,223	6,602
Insurance receivable — asbestos litigation	20,186	20,186
Property and equipment — net	43,317	44,743
Total assets	$324,186	$304,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$988	$964
Accounts payable	29,940	25,787
Accrued employee compensation and taxes	16,675	17,290
Other current liabilities	22,636	20,147
Liabilities of discontinued operations	13,136	13,287
Total current liabilities	83,375	77,475
Long-term debt	120,378	120,723
Post-retirement benefit obligation other than pension	19,121	19,409
Minimum pension liability	30,437	28,448
Accrual for asbestos obligations	31,450	31,450
Other liabilities	2,011	1,374
Total liabilities	286,772	278,879
Shareholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, par value $1.00 per share; 30,000,000 shares authorized;
11,355,543 and 11,279,379 shares outstanding at March 31, 2006
and December 31, 2005, respectively (net of shares in treasury)	14,374	14,374
Additional capital	84,255	83,799
Retained earnings	47,163	39,724
Treasury stock, at cost; 3,018,605 and 3,094,769 shares at
March 31, 2006 and December 31, 2005, respectively	(74,976)	(76,868)
Accumulated other comprehensive loss, net of tax	(33,402)	(35,507)
Total shareholders’ equity	37,414	25,522
Total liabilities and shareholders’ equity	$324,186	$304,401

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$137,619	$107,548
Operating costs and expenses	122,507	95,310
Operating income	15,112	12,238
Non-operating income and (expense):
Gain on sale of property	—	7,152
Interest income	1,089	1,051
Interest expense	(1,383)	(1,828)
Other income (expense), net	(575)	636
	(869)	7,011
Income from continuing operations
before income taxes	14,243	19,249
Provision for income taxes	5,388	6,625
Income from continuing operations	8,855	12,624
(Loss) income from discontinued operations,
net of income tax benefit of $155 and income tax
provision of $529 for the three months ended
March 31, 2006 and 2005, respectively	(287)	48
Net income	$8,568	$12,672

Basic earnings per share:
Income from continuing operations	$0.78	$1.03
Loss from discontinued operations	(0.02)	—
Net income	$0.76	$1.03
Diluted earnings per share:
Income from continuing operations	$0.69	$0.84
Loss from discontinued operations	(0.02)	—
Net income	$0.67	$0.84

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,568	$12,672
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of taxes	287	(48)
Amortization of debt issuance costs and deferred financing costs	309	244
Depreciation and amortization	2,814	1,944
Stock based compensation	362	—
Gain on sale of property	—	(7,152)
Deferred income taxes	(131)	2,833
Income from equity investment in joint venture	(45)	(14)
Excess tax benefit from stock based compensation	(764)	—
Other — net	40	(276)
Changes in operating assets and liabilities:
Increase in trade receivables	(2,375)	(3,839)
(Increase) decrease in inventories	(9,758)	9,623
(Increase) decrease in prepaid expenses and other current assets	(43)	3,278
Increase (decrease) in accounts payable, accruals and other current liabilities	6,755	(3,294)
Increase in long-term liabilities	2,337	555
Net cash provided by operating activities from continuing operations	8,356	16,526
Net cash used in operating activities by discontinued operations	(506)	(2,738)
Net cash provided by operating activities	7,850	13,788
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,466)	(7,994)
Proceeds from sale of available-for-sale securities	—	124,619
Proceeds from sale of property	—	7,555
Net cash (used in) provided by investing activities	(1,466)	124,180
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(321)	(334)
Repayment of collateral received from securities lending transaction	—	(124,619)
Decrease in deposits and restricted cash	2,295	29,047
Proceeds from exercise of stock options	1,222	344
Excess tax benefit from stock based compensation	764	—
Dividends paid	(1,127)	(1,233)
Net cash provided by (used in) financing activities	2,833	(96,795)
Increase in cash and cash equivalents	9,217	41,173
Cash and cash equivalents at beginning of year	77,496	80,679
Cash and cash equivalents at end of period	$86,713	$121,852

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation and Nature of Operations

The accompanying Consolidated Condensed Financial Statements of United Industrial Corporation (“United Industrial”) and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and those differences could be material. Certain prior year amounts have been reclassified to conform with current year presentation. Specifically, general and administrative expenses have been included in operating costs and expenses.

Note B - New Accounting Pronouncements

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to recognize in the income statement the grant-date fair value of  share options and other equity based compensation issued to employees and non-employees. The cost of employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. See Note E - Stock Based Compensation for information regarding the Company’s adoption of SFAS 123R.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which becomes effective for inventory costs incurred by the Company during this quarter. The adoption of SFAS No.151 did not have a material effect on the Company’s results of operations, financial conditions or cash flows.

Note C - Segment Information - Continuing Operations

The Company consists of two reportable segments: Defense and Energy. The operations of the Defense and Energy segments are conducted principally through two wholly owned subsidiaries, AAI Corporation and its subsidiaries (“AAI”) and Detroit Stoker Company (“Detroit Stoker”), respectively. The Company measures its segment performance based on income (loss) before income taxes. Costs related to the continuing operations that are not identified with the two business segments primarily relate to financing costs and are grouped under the heading Other. The Company has a transportation operation that is accounted for as discontinued operations in the accompanying Consolidated Condensed Financial Statements.

(Dollars in thousands)	Defense	Energy	Other	Totals
Three Months Ended March 31, 2006
Net sales	$128,701	$8,918	$—	$137,619
Operating costs and expenses	115,046	7,211	250	122,507
Operating income (loss)	13,655	1,707	(250)	15,112
Income from equity investment in joint venture	45	—	—	45
Interest income (expense), net	300	164	(758)	(294)
Depreciation and amortization expense	2,767	47	—	2,814
Income (loss) from continuing operations before income taxes	14,015	1,866	(1,638)	14,243

(Dollars in thousands)	Defense	Energy	Other	Totals
Three Months Ended March 31, 2005
Net sales	$100,157	$7,391	$—	$107,548
Operating costs and expenses	88,039	7,287	(16)	95,310
Operating income	12,118	104	16	12,238
Income from equity investment in joint venture	14	—	—	14
Interest income (expense), net	7	39	(823)	(777)
Depreciation and amortization expense	1,869	75	—	1,944
Income (loss) from continuing operations before income taxes	19,447	175	(373)	19,249

Note D - Earnings Per Share

Basic earnings per share for all periods presented was computed by dividing net earnings for the respective period by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share was computed by dividing (i) net earnings during the period, adjusted to add back the after-tax interest and other  charges incurred on the Company’s $120,000,000 aggregate principal amount of 3.75% Convertible Senior Notes due September 15, 2024, by (ii) the weighted average number of shares of Common Stock outstanding during the period, adjusted to add the weighted average number of potential dilutive common shares that would have been outstanding upon the assumed exercise of stock options using the treasury stock method and conversion of the 3.75% Convertible Senior Notes for Common Stock.

Options to purchase 21,727 shares of the Company’s Common Stock for the three months ended March 31, 2006 and options to purchase 144,000 shares of the Company’s Common Stock for the three months ended March 31, 2005 were not included in the computation of diluted earnings per share because their impact would be anti-dilutive.

Basic and diluted earnings per share amounts were computed as follows:

	Three Months Ended March 31,
	2006			2005
(Dollars in thousands, except per share data)	Earnings	Shares	Per Share	Earnings	Shares	Per Share
Basic Earnings Per Share

Income from continuing operations	$8,855	11,289,402	$0.78	$12,624	12,316,153	$1.03

Effect of Dilutive Securities

Stock Options	—	429,694		—	443,849
3.75% Convertible Senior Notes	1,310	3,058,356		606	3,058,356
Diluted Earnings Per Share
Income from continuing operations	$10,165	14,777,452	$0.69	$13,230	15,818,358	$0.84

Note E - Stock Based Compensation

The Company adopted the provisions of SFAS 123R on January 1, 2006, using the modified prospective method. Under that transition method, compensation cost is recognized for all awards granted after the effective date, and to all awards modified, repurchased, or cancelled after that date. In addition, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated and reported in the pro forma disclosures under Statement of Accounting Standards No. 123 Accounting for Stock Based Compensation (SFAS No. 123). Net income for the three months ended March 31, 2006 includes $362,000 net of tax, or $.02 per diluted share, of stock based compensation expense. Stock based compensation expense was recorded in selling and administrative expenses included in operating income. In accordance with the modified prospective adoption method of SFAS 123R, financial results for the prior periods have not been restated. Based on the number of unvested outstanding awards at March 31, 2006, the pretax effect of adopting SFAS No. 123R is expected to increase compensation cost for the year ended December 31, 2006, by approximately $2,034,000, before tax. Additional compensation cost will be recognized as new options are awarded. The Company has not made any material modifications to its stock-based compensation plans as the result of the issuance of SFAS No. 123R.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related implementation guidance, whereby compensation cost for stock options was recognized in earnings based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Had compensation cost been determined consistent with the fair value method set forth under SFAS No. 123, for all awards under the plans, income and earnings per share from continuing operations would have decreased to the pro forma amount indicated below for the three months ended March 31, 2005:

March 31,
(Dollars in thousands, except per share data)	2005

Income from continuing operations:

As reported	$12,624
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of tax	(208)

Pro forma income from continuing operations determined under the fair value based method, net of tax	$12,416

Earnings per share from continuing operations:

As reported:
Basic	$1.03
Diluted	0.84
Pro forma:
Basic	$1.01
Diluted	0.79

In June 2004, the shareholders approved the 2004 Stock Option Plan (the “2004 Plan”). The 2004 Plan provides for the granting of options to key employees with respect to an aggregate of up to 600,000 shares of Common Stock. On March 10, 2004, the Company’s 1994 Stock Option Plan, as amended (the “1994 Plan”), expired and no additional options may be granted under the 1994 Plan. Options previously granted under the 1994 Plan and granted pursuant to the 2004 Plan may be either “incentive stock options”, within the meaning of Section 422(b) of the Internal Revenue Code, or non-

qualified options. Shares of Common Stock subject to options may be either authorized and unissued shares, or previously issued shares acquired or to be acquired by the Company and held in its treasury.

Under the 2004 Plan and the 1994 Plan (collectively, the “Employee Option Plans”), the exercise price for each share subject to an option granted previously and in the future (in the case of the 2004 plan) may not be less than 100% of the market value of the Common Stock on the date the option is granted. Options granted are exercisable over a period determined by the Board of Directors, but no longer than ten years after the date they are granted under the 1994 Plan and five years for the 2004 Plan. Options granted under the Employee Option Plans generally vest in three equal installments on the first, second and third anniversaries of the date of grant.

In May 1997, the shareholders approved the 1996 Stock Option Plan for Non-Employee Directors, as amended (the “1996 Plan”), which provides for the granting of options with respect to an aggregate of up to 300,000 shares of Common Stock and expires on July 21, 2006. Options may be exercised up to one-third as of the grant date of an option, and up to an additional one-third may be exercised as of the date of each subsequent annual meeting of shareholders. Options granted pursuant to the 1996 Plan prior to April 8, 2004 expire and are no longer exercisable after ten years from the date of grant, and, as the result of an amendment to the 1996 Plan during 2004, options granted after April 8, 2004 expire after five years from the date of grant. The exercise price for each share subject to an option granted may not be less than 100% of the market value of the Common Stock on the date the option is granted.

In connection with the adoption by the Board of Directors in March 2006 of the 2006 Long Term Incentive Plan, subject to the approval of such plan by the shareholders of the Company at the Annual Meeting of Shareholders to be held May 18, 2006, the Board of Directors amended the 1996 Plan to provide for a final award under the 1996 Plan of a fully exercisable stock option to purchase 5,000 shares to two directors (if re-elected to office) who otherwise would have received automatic grants for 15,000 shares exercisable under the old formula described above.

A summary of stock option activity under all plans is as follows:

(Shares and dollars in thousands)	Number of Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs)	Weighted - Average Exercise Price

Balance at December 31, 2005	945	—	—	$20.73
Granted	143	—	—	$53.73
Exercised	(76)	—	—	$16.04
Cancelled	(7)	—	—	$19.14
Balance at March 31, 2006	1,005	$35,318	5.41	$25.80

Exercisable at March 31, 2006	613	$26,522	5.75	$17.69
Unexercisable at March 31, 2006	392	$8,796	4.88	$38.49
Available for future grants	278

A summary of nonvested stock option activity under all plans is as follows:

(Shares and dollars in thousands)	Number of Shares	Weighted - Average Grant Date Fair Value

Nonvested at 1/1/2006	366	$9.29
Granted	143	$18.60
Vested	(115)	$8.21
Cancelled	(2)	$7.68
Nonvested at March 31, 2006	392	$13.01

As of March 31, 2006, there was $4,646,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a three year period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model to estimate the fair value of employee stock options based on the exercise price of the option, the expected term of the option, the current price of the underlying share, the expected volatility of the price of the underlying share over the expected life of the option, the expected dividends on the underlying share and the risk-free interest rate for the expected term of the option as of the date of grant using the following assumptions:

	2006 Grants	2005 Grants
Risk-free interest rate	4.70%	3.99%
Expected dividend yield	0.75%	1.19%
Expected volatility	38.52%	36.86%
Expected life	4.0 years	5.0 years

Note F - Marketable Equity Securities
Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. Marketable equity securities at March 31, 2006, represent common stock of one entity. Management expects that these securities will be sold within one year. An unrealized gain of $1,999,000, net of tax, was recorded in other comprehensive income at March 31, 2006.
Note G - Supplemental Balance Sheet and Cash Flow Information

Inventories consisted of the following components:

	March 31,	December 31,
(Dollars in thousands)	2006	2005
Finished goods and work-in-process	$31,793	$21,601
Materials and supplies	1,818	2,002
Total inventories	$33,611	$23,603

Intangible assets consisted of the following components:

	March 31,	December 31,
(Dollars in thousands)	2006	2005
Customer relationships	$1,994	$2,054
Internally developed technology	2,260	2,329
Intangible pension asset	3,288	3,288
Patents and other intangible assets, net	282	275
Total intangible assets	$7,824	$7,946

Customer relationships and internally developed technology represents assets acquired in connection with the purchase of ESL in April 2005, and are being amortized on a straight-line basis through 2012. Patents and other intangible assets represent assets acquired in connection with the purchase of ACL Technologies Inc., an indirect, wholly owned subsidiary of the Company, and are being amortized primarily on a straight-line basis through 2007. Amortization expense for the three months ended March 31, 2006 was $184,000.

Goodwill

	March 31,	December 31,
(Dollars in thousands)	2006	2005
Goodwill at acquisition	$3,831	$3,831
Foreign currency translation	(185)	(224)
Total	$3,646	$3,607

The Company recorded goodwill related to the acquisition on April 4, 2005 of ESL. The purchase price of this business was allocated to the estimated fair value of net tangible and intangible assets acquired, with the excess of $3,831,000 recorded as goodwill. Goodwill will be tested annually for impairment, or on an interim basis whenever events or changes in circumstances indicate that the fair value is below the carrying value.

Other assets consisted of the following components:

	March 31,	December 31,
(Dollars in thousands)	2006	2005
Investment in affiliate	$1,857	$1,812
Debt issuance costs, net	3,393	3,639
Other	973	1,151
Total	$6,223	$6,602

Other current liabilities consisted of the following components:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Customer advances	$9,779	$9,936
Reserve for contract losses	910	1,379
Accrued interest expense	224	1,349
Federal income tax payable	6,749	2,296
Other accrued costs	4,974	5,187
Total other current liabilities	$22,636	$20,147

No cash was paid for Federal income taxes during the three months ended March 31, 2006 and 2005. Cash paid for interest during the three months ended March 31, 2006 and 2005 was $2,260,000 and $2,268,000, respectively.

Note H - Revolving Credit Facility

On July 18, 2005, the Company and AAI Corporation, a wholly owned subsidiary of the Company  (“AAI”), entered into a $100,000,000 four-year revolving credit agreement (the “Credit Agreement”) with a syndicate of six banks, consisting of SunTrust Bank, as administrative agent and issuing bank, Citibank, F.S.B., Key Bank, PNC Bank, Commerce Bank and Provident Bank. The Credit Agreement provides for a credit facility (the “Credit Facility”) consisting of a $100,000,000 Senior Secured Revolving Credit Facility with a $5,000,000 Swing Line and a $100,000,000 Letter of Credit sub-facility. The interest rate for loans made under this facility is thirty-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 1.25% and 2.00% based upon AAI’s leverage ratio. As of March 31, 2006, the Company had $800,527 outstanding under the Letter of Credit sub-facility.

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

Note I - Pension and Other Post-retirement Benefits

The following table provides the components of net periodic pension benefit cost for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005

Service cost	$1,195	$809
Interest cost	2,610	2,579
Expected return on plan assets	(3,208)	(3,209)
Net amortization and deferral:
Amortization of prior service cost	183	69
Amortization of actuarial loss	1,260	1,054

Net periodic pension benefit cost	$2,040	$1,302

The following table provides the components of post-retirement benefit obligation cost other than pension for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005

Service cost	$48	$48
Interest cost	314	297
Net amortization and deferral:
Amortization of prior service cost	(3)	(5)
Amortization of actuarial loss	46	3

Other post-retirement benefit cost	$405	$343

The following table provides the Company’s contributions to and benefits paid under pension and post-retirement benefit plans:

	Pension Benefits Three Months Ended March 31,		Post-retirement Benefit Obligation Other Than Pension Three Months Ended March 31,
(Dollars in thousands)	2006	2005	2006	2005

Expected fiscal year contributions reported at the end of the prior year:
Employer	$935	$244	$2,689	$3,007
Employee	—	—	—	—
	935	244	2,689	3,007

Actual contributions made in the current year	51	37	693	838
Remaining contributions expected to be made in the current year	884	207	1,930	2,255
Total expected current year contributions	935	244	2,623	3,093
Difference from expectations at end of the prior year	$—	$—	$(66)	$86

Note J - Comprehensive Income

The following table sets forth the components of other comprehensive income and total comprehensive income:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Net income	$8,568	$12,672

Other comprehensive income:
Unrealized gain on marketable securities, net of tax	1,999	4
Gain on foreign currency translation	106	—
Total comprehensive income	$10,673	$12,676

Note K - Discontinued Transportation Operations

In December 2001, a decision was made to discontinue the transportation business. Further, the Company ceased to accept new transportation business at that time. It was decided that AAI would sell all or part of the transportation business and “runoff” the operations for any remaining contractual obligations.   In July 2002, AAI sold two transportation overhaul contracts with the New Jersey Transit Corporation and the Maryland Transit Administration and related assets and liabilities to ALSTOM Transportation, Inc. After the sale of the two transportation overhaul contracts, the Company’s transportation operations consisted primarily of one remaining production contract between Electric Transit, Inc. (“ETI”) and San Francisco Municipal Railway (“MUNI”). AAI owns a 35% interest in the shares of ETI, with the remaining 65% owned by a Czech company, Skoda. AAI continued to perform its obligations under its subcontract with ETI on the MUNI project, and continues to provide ETI with personnel and other financial support in order to enable ETI to satisfy certain of its remaining commitments to MUNI.

Following Skoda’s bankruptcy declaration in 2001 in the Czech Republic, effective as of 2002, AAI began recording 100%, instead of 35%, of ETI’s losses and income in accordance with the equity method of accounting applicable to minority shareholders. The Company has determined that ETI is a variable interest entity, for which the Company is the primary beneficiary, in accordance with FIN 46R, which became effective for years beginning after December 31, 2002. The financial statements for ETI have been consolidated for the year ended December 31, 2005 and the three months ended March 31, 2006 and 2005. Prior to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company accounted for its investment in ETI under the equity method. The Company accounts for its remaining transportation operation as discontinued operations, including the consolidation of ETI as a variable interest entity.

Summary results of the discontinued transportation operation, which have been reported separately as (loss) income from discontinued operations in the accompanying Consolidated Statements of Operations, were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Sales	$393	$1,012
Cost of sales	(255)	488
General and administrative expenses	(561)	(889)
Other expense	(19)	(34)
(Loss) income before income taxes	(442)	577
Benefit (provision for) from income taxes	155	(529)
(Loss) income from discontinued operations, net of income taxes	$(287)	$48

During 2005, ETI was able to favorably resolve certain operational risks associated with the execution of its last remaining program. ETI reported net income for the three months ended March 31, 2006 and 2005 of approximately $2,000 and $533,000, respectively. Offsetting this income in 2006 was $289,000, net of tax, of general and administrative expenses incurred by the Company’s discontinued transportation operation to wind down its operation. Partially offsetting this income in 2005 was approximately $485,000, net of tax, of general and administrative expenses consisting primarily of professional fees related to a certain litigation matter involving a recovery claim initiated by the Company.

The following table provides the sources and uses of net cash flows for the discontinued transportation operation, which are aggregated and reported separately as Net cash used in operating activities by discontinued operations in the accompanying Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Net (loss) income	$(287)	$48
Changes in operating assets and liabilities	(266)	(4,039)
Deferred income taxes	47	1,253
Net cash used in operating activities by discontinued operations	$(506)	$(2,738)

There were no financing or investing activities in the three months ended March 31, 2006 or 2005.

Assets and liabilities of the discontinued transportation operation, which have been reported and summarized in the accompanying Consolidated Balance Sheets as Assets and Liabilities of discontinued operations, respectively, were as follows:

	March 31,	December 31,
(Dollars in thousands)	2006	2005
Current Assets:
Cash	$751	$606
Trade receivables	73	103
Prepaid expenses and other current assets	150	150
Deferred income taxes	11,522	11,569
	$12,496	$12,428

Current Liabilities:
Accounts payable	338	256
Accrued employee compensation and taxes	106	159
Other current liabilities	11,562	11,270
Accrual for contract losses	1,130	1,602
	$13,136	$13,287

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

Based on the assumptions employed by and the report prepared by the insurance consultant, other variables, and the report prepared by the asbestos liability consultant, which is discussed below, the Company recorded an estimated insurance recovery as of December 31, 2005, of $20,186,000 reflecting the estimate determined to be probable of being available to mitigate United Industrial’s and Detroit Stoker’s potential asbestos liability through 2015, and as of December 31, 2002, of $20,343,000, reflecting the estimate determined to be probable of being available to mitigate United Industrial’s and Detroit Stoker’s potential asbestos liability through 2012. The Company continuously evaluates this insurance receivable and believes it is appropriately valued at March 31, 2006.

Quantitative Claims Information

As of March 31, 2006, United Industrial and/or Detroit Stoker were named in asbestos litigation pending in Arkansas, California, Louisiana, Michigan, Minnesota, Mississippi, New Jersey, New York, North Dakota and Rhode Island. As of March 31, 2006, there were approximately 10,159 total pending claims asserted in law suits, compared to approximately 11,059 pending claims asserted in lawsuits as of December 31, 2005 and approximately 19,447 pending claims as of March 31, 2005. The decrease in claims was primarily attributable to dismissal of cases initially brought in Mississippi in 2002-2003. In 2004, Detroit Stoker was named as a defendant in two cases in Arkansas alleging personal injuries to one and approximately 199 plaintiffs (subsequently reduced to 42), respectively, as a result of silica and/or refractory ceramic fiber exposure, in addition to asbestos exposure. The pleadings in these two cases name approximately 32 and 68 defendants, respectively. Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate from period to period and may not be indicative of the trend in future claims, settlements or dismissals. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought. In addition, the direct asbestos-related expenses of United Industrial and Detroit Stoker for defense and indemnity for the past five years were not material.

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

Based on the assumptions and results reflected in the 2005 and 2003 reports, prepared by the asbestos liability consultant and other variables, the Company recorded an undiscounted liability for its best estimate of liabilities for asbestos-related matters in the amount of $31,450,000 as of March 31, 2006 and $ 31,852,000 as of March 31, 2005, respectively, including damages and defense costs, and its insurance receivables for asbestos-related liabilities were $20,186,000 and $20,343,000 at March 31, 2006 and 2005, respectively. These figures reflect the Company’s policy of maintaining a ten-year estimate of future liability, the period in which such costs are deemed to be reasonably estimable.

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

PERFORMANCE GUARANTIES

In connection with certain contracts, United Industrial’s operating subsidiaries have committed to certain performance guaranties existing at March 31, 2006. The ability to perform under these guaranties may, in part, be dependent on the performance of other parties, including partners and subcontractors. If United Industrial’s operating subsidiaries are unable to meet these performance obligations, the performance guaranties could have a material adverse effect on profit margins and the Company’s results of operations, liquidity or financial position. United Industrial’s operating subsidiaries monitor the progress of their partners and subcontractors, and United Industrial and its operating subsidiaries do not believe that the performance of these partners and subcontractors will adversely affect these contracts. No assurances can be given, however, as to the liability of United Industrial’s operating subsidiaries if partners or subcontractors are unable to perform their obligations.

DISCONTINUED TRANSPORTATION OPERATION

MUNI Contract

In connection with the discontinued Transportation operations, AAI owns 35% of ETI. Skoda a.s. (“Skoda”), a Czech company, owns the remaining 65% of ETI. ETI’s one remaining production contract with MUNI involves the design and manufacture of 273 electric trolley buses (“ETBs”). In executing its contract with MUNI, ETI entered into subcontracts with AAI, certain Skoda operating affiliates and others. AAI and the Skoda operating affiliates have completed performance of their respective scopes of work to support the delivery of the ETBs to MUNI and the Skoda operating affiliates are now subject to warranty requirements. Skoda’s operating affiliates have continued to deliver products and services under their subcontracts with ETI through March 2006.

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

In conjunction with Modification No. 6, AAI executed a guaranty agreement with MUNI as of April 22, 2004 (the “Guaranty Agreement”) that assures performance of certain of ETI’s obligations under Modification No. 6. In conjunction with the Guaranty Agreement, AAI obtained a release from all further obligations under its subcontract with ETI, including its subcontractor warranty obligations, in exchange for a cash payment to MUNI of $500,000 and other consideration. AAI’s sole remaining obligation under the Guaranty Agreement, which has been satisfied, was to provide the services of three engineers and one purchasing expediter through April 2006.

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

Note M - Dividends

The Company’s Board of Directors declared a dividend of $0.10 per share on its common stock for each quarter for the three months ended March 31, 2006 and 2005.

For the quarter ended	Total amount dividends paid	Date dividends were paid
March 31, 2006	$1,127,212	March 27, 2006
March 31, 2005	$1,230,089	March 31, 2005

Note N - Treasury Stock

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

During the first quarter of 2006, there were no repurchases of stock.

 Note O - Supplemental Guarantor Information

In September 2004, United Industrial issued and sold $120,000,000 aggregate principal amount of 3.75% Convertible Senior Notes, which are fully and unconditionally guarantied by AAI, the Company’s wholly owned subsidiary that constitutes the Defense segment. The 3.75% Convertible Senior Notes are not guarantied by Detroit Stoker, the Company’s wholly owned subsidiary that constitutes the Energy segment. The following condensed consolidating financial information sets forth supplemental information for United Industrial, the parent company, AAI, the guarantor subsidiary, and Detroit Stoker, the non-guarantor subsidiary, as of March 31, 2006 and December 31, 2005, and for the three month period ended March 31, 2006 and 2005.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2006
(Dollars in thousands)
(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non-Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$54,828	$15,332	$16,553	$—	$86,713
Marketable equity securities	14,692	—	—	—	14,692
Deposits and restricted cash	—	2,515	—	—	2,515
Trade receivables, net	323	67,626	3,710	—	71,659
Inventories	—	30,790	2,821	—	33,611
Other current assets	98	8,285	805	(655)	8,533
Assets of discontinued operations	—	12,496	—	—	12,496
Total current assets	69,941	137,044	23,889	(655)	230,219
Insurance receivable — asbestos litigation	—	—	20,186	—	20,186
Property and equipment, net	—	41,736	1,581	—	43,317
Other assets	9,063	34,081	4,846	(17,526)	30,464
Intercompany receivables	—	589	—	(589)	—
Investment in consolidated subsidiaries	118,968	—	—	(118,968)	—
	$197,972	$213,450	$50,502	$(137,738)	$324,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of long-term debt	$—	$988	$—	$—	$988
Other current liabilities	8,296	80,911	7,067	(27,023)	69,251
Liabilities of discontinued operations	—	13,136	—	—	13,136
Total current liabilities	8,296	95,035	7,067	(27,023)	83,375
Long-term debt	120,000	378	—	—	120,378
Accrual for asbestos obligation	—	—	31,450	—	31,450
Other long-term liabilities	4,667	53,200	11,816	(18,114)	51,569
Intercompany (receivables) payables	37,292	(64,333)	649	26,392	—
Shareholders’ equity (deficit)	27,717	129,170	(480)	(118,993)	37,414
	$197,972	$213,450	$50,502	$(137,738)	$324,186

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2005

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non-Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$54,365	$8,768	$14,363	$—	$77,496
Marketable equity securities	11,617	—	—	—	11,617
Securities pledged to creditors	—	—	—	—	—
Deposits and restricted cash	—	4,810	—	—	4,810
Trade receivables, net	311	64,487	4,486	—	69,284
Inventories	—	21,186	2,417	—	23,603
Other current assets	1,151	7,330	828	(65)	9,244
Assets of discontinued operations	—	12,428	—	—	12,428
Total current assets	67,444	119,009	22,094	(65)	208,482
Insurance receivable — asbestos litigation	—	—	20,186	—	20,186
Property and equipment, net	—	43,128	1,615	—	44,743
Other assets	9,309	34,952	4,852	(18,123)	30,990
Intercompany receivables	—	508	—	(508)	—
Investment in consolidated subsidiaries	118,968	—	—	(118,968)	—

	$195,721	$197,597	$48,747	$(137,664)	$304,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$964	$—	$—	$964
Other current liabilities	5,020	72,582	6,564	(20,942)	63,224
Liabilities of discontinued operations		13,287	—	—	13,287
Total current liabilities	5,020	86,833	6,564	(20,942)	77,475
Long-term debt	120,000	723			120,723
Accrual for asbestos obligation	—	—	31,450	—	31,450
Other long-term liabilities	3,260	52,305	11,789	(18,123)	49,231
Intercompany (receivables) payables	41,617	(62,622)	612	20,393	—
Shareholders’ equity (deficit)	25,824	120,358	(1,668)	(118,992)	25,522
	$195,721	$197,597	$48,747	$(137,664)	$304,401

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006
(Dollars in thousands)
(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non-Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
Net sales	$—	$128,701	$8,918	$—	$137,619
Operating costs and expenses	250	115,046	7,211	—	122,507
Total operating income	(250)	13,655	1,707	—	15,112

Non-operating income and (expense):
Interest income	612	313	164	—	1,089
Interest expense	(1,370)	(13)	—	—	(1,383)
Intercompany interest income (expense)	15	—	(15)	—	—
Other income (expense) — net	(645)	60	10	—	(575)
	(1,388)	360	159	—	(869)
(Loss) income from continuing operations before income taxes	(1,638)	14,015	1,866	—	14,243
Benefit from (provision for) income taxes	313	(5,023)	(678)	—	(5,388)
(Loss) income from continuing operations	(1,325)	8,992	1,188	—	8,855
Income from discontinued operations — net of income tax benefit	—	(287)	—	—	(287)
Income from investment in subsidiaries	9,893	—	—	(9,893)	—
Net income (loss)	$8,568	$8,705	$1,188	$(9,893)	$8,568

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2005
(Dollars in thousands)
(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non-Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
Net sales	$—	$100,157	$7,391	$—	$107,548
Operating costs and expenses	(16)	88,040	7,286	—	95,310
Total operating income	16	12,117	105	—	12,238

Non-operating income and (expense):
Interest income	915	98	38	—	1,051
Interest expense	(1,736)	(92)	—	—	(1,828)
Intercompany interest income (expense)	(1)	—	1	—	—
Other income — net	432	7,324	32	—	7,788
	(390)	7,330	71	—	7,011
(Loss) income from continuing operations before income taxes	(374)	19,447	176	—	19,249
Benefit from (provision for) income taxes	131	(6,688)	(68)	—	(6,625)
(Loss) income from continuing operations	(243)	12,759	108	—	12,624
Loss from discontinued operations — net of income tax benefit	—	48	—	—	48
Income from investment in subsidiaries	12,915	—	—	(12,915)	—
Net income (loss)	$12,672	$12,807	$108	$(12,915)	$12,672

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006
(Dollars in thousands)
(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Elimi- nations	United Industrial Corporation and Subsidiaries
OPERATING ACTIVITIES:
Cash flows (used in) provided by continuing operations	$(2,838)	$8,991	$2,203	$—	$8,356
Cash flows used in operating activities by discontinued operations	—	(506)	—	—	(506)
Net cash (used in) provided by operating activities	(2,838)	8,485	2,203	—	7,850

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,453)	(13)	—	(1,466)
Net cash (used in) investing activities	—	(1,453)	(13)	—	(1,466)

FINANCING ACTIVITIES:
Repayment of long-term debt	—	(321)	—	—	(321)
Proceeds from exercise of stock options	1,222	—	—	—	1,222
Excess benefit from stock based compensation	764	—	—	—	764
Dividends paid	(1,127)	—	—	—	(1,127)
Decrease in deposits and restricted cash	—	2,295	—	—	2,295
Intercompany activities	2,442	(2,442)	—	—	—
Net cash provided by (used in) financing activities	3,301	(468)	—	—	2,833
Increase in cash and cash equivalents	463	6,564	2,190	—	9,217

Cash and cash equivalents at beginning of year	54,365	8,768	14,363	—	77,496

Cash and cash equivalents at end of period	$54,828	$15,332	$16,553	$—	$86,713

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005
(Dollars in the thousands)
(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non-Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
OPERATING ACTIVITIES:
Cash flows provided by (used in) continuing operations	$1,127	$15,690	$(291)	$—	$16,526
Cash flows used in operating activities by discontinued operations	—	(2,738)	—	—	(2,738)

Net cash provided by (used in) operating activities	1,127	12,952	(291)	—	13,788

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(7,971)	(23)	—	(7,994)
Proceeds from sale of available for sale securities	124,619	—	—	—	124,619
Proceeds from sale of property	—	7,555	—	—	7,555

Net cash provided by (used in) investing activities	124,619	(416)	(23)	—	124,180

FINANCING ACTIVITIES:
Repayment of collateral received from securities lending transaction	(124,619)	—	—	—	(124,619)
Repayment of long-term debt	—	(334)	—	—	(334)
Proceeds from exercise of stock options	344	—	—	—	344
Dividends paid	(1,233)	—	—	—	(1,233)
Decrease in deposits and restricted cash	25,000	4,047	—	—	29,047
Intercompany activities	(25,000)	25,000	—	—	—

Net cash (used in) provided by financing activities	(125,508)	28,713	—	—	(96,795)

Increase (decrease) in cash and cash equivalents	238	41,249	(314)	—	41,173

Cash and cash equivalents at beginning of year	129	72,269	8,281	—	80,679

Cash and cash equivalents at end of period	$367	$113,518	$7,967	$—	$121,852

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

These statements speak only as to the date when they are made. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements. See “Risk Factors” under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for important factors that could cause the Company’s actual results to differ materially from those suggested by the Company’s forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

The continuing operations of the Company consist of two business segments: Defense and Energy. Costs related to the continuing operations that are not identified with the two business segments primarily relate to financing costs and are grouped under the heading Other. The operations of the Defense and Energy segments are conducted principally through its two wholly owned subsidiaries, AAI and Detroit Stoker, respectively. The following information primarily relates to the continuing operations of the Company and its consolidated subsidiaries. The Company has a transportation operation that is accounted for as a discontinued operation, and is discussed separately in the information that follows.

The Company’s net sales increased to $137,619,000 in the first quarter of 2006 from $107,548,000 during the same period in 2005. In addition, the Company continued to focus on its core Defense segment, which accounted for approximately

93.5% and 93.1% of total consolidated net sales from continuing operations during the first quarter of 2006 and 2005, respectively. In the first quarter of 2006, the Defense segment reported a 28.5% increase in net sales compared to the same period of 2005 primarily due to greater logistical support related to an increasing number of fielded Shadow® 200 Tactical Unmanned Aerial Vehicle Systems (“TUAS”). Sales by ESL also contributed to the higher sales in 2006.

Revolving Credit Facility

On July 18, 2005, the Company and AAI entered into a $100,000,000 four year revolving credit agreement (the “Credit Agreement”) with a syndicate of six banks, consisting of SunTrust Bank, as administrative agent and issuing bank, Citibank, F.S.B., Key Bank, PNC Bank, Commerce Bank and Provident Bank. The Credit Agreement provides for a credit facility (the “Credit Facility”) consisting of a $100,000,000 Senior Secured Revolving Credit Facility with a $5,000,000 Swing Line and a $100,000,000 Letter of Credit sub-facility.

Pursuant to the terms of the Credit Agreement and the parent guaranty agreement dated as of July 18, 2005 (the “Parent Guaranty”), the Company has guarantied AAI’s obligations. The proceeds of the Credit Facility will be used to fund future acquisitions, finance capital expenditures, provide working capital, fund letters of credit, and for other general corporate purposes.

Gain on Sale of Property

In January 2005, the Company sold approximately 26 acres of undeveloped property adjacent to its Hunt Valley, Maryland facility for $8,105,000, which yielded proceeds of $7,555,000, net of selling expenses and closing costs. The Company recognized a pre-tax gain on the sale of this property in the first quarter of 2005 of approximately $7,152,000. On March 4, 2005, the Company purchased a new facility for $5,085,000 in South Carolina for AAI Services Corporation (“AAI Services”), a wholly owned subsidiary of AAI, to support the growth in their operations. Substantially all the remaining net proceeds were disbursed from a qualified intermediary account by July 11, 2005, and were used for improvements to the facility. As a result, the Company will defer paying substantially all of the income tax obligation incurred in connection with the gain on the sale of the property in Hunt Valley, in accordance with Section 1031(b) of the Internal Revenue Code.

Restructuring Activities

During the fourth quarter of 2004, the managements of both AAI and Detroit Stoker developed plans to maximize efficiencies by streamlining certain of their operations, in accordance with the Company’s previously disclosed strategic initiatives.

During the first quarter of 2005, Detroit Stoker reduced its employee base as contemplated under this plan. Most of the manufacturing operations previously performed at Detroit Stoker’s facilities have been outsourced to lower-cost producers. As a result of the reduction in Detroit Stoker’s workforce, the Company recognized severance charges in the Energy Segment of approximately $44,000 and also recognized $37,000 in facility relocation cost in the first quarter of 2005.  Detroit Stoker’s restructuring plan was completed in 2005, and accordingly, Detroit Stoker did not recognize any additional restructuring charges in the first quarter of 2006.

AAI reorganized the operations of its fluid test systems product area in the Defense segment in order to realize certain operating efficiencies. In the first quarter of 2005, $330,000 of restructuring costs were expensed. These activities were completed in 2005 and the Company did not recognize any additional restructuring charges in the first quarter of 2006 related to the fluid system product line.

Acquisition of ESL

On April 4, 2005, the Company acquired ESL Defence Limited (“ESL”), an electronic warfare (“EW”) systems company based in the United Kingdom. The net purchase price was $10,363,000 in cash. ESL is a designer and producer of electro optical (“EO”) test and simulation products for use on flight lines and in aircraft maintenance facilities. The simulators are used to assess the operational readiness of sophisticated missile warning and countermeasures self-protection systems used on military aircraft. ESL’s EO simulators are also used at military test, evaluation, and training ranges to evaluate the effectiveness of new self- protection systems and to train pilots for combat readiness. In addition, ESL specializes in EW related research, study, and in-service support activity for U.K. government agencies and prime contractors both in the United Kingdom and the United States. For the three months ended March 31, 2006, ESL contributed net sales of $2,883,000.

Results of Operations

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, and the discussion included in its Annual Report on Form 10-K for the year ended December 31, 2005.

Overview of Consolidated Results

Three Months Ended March 31, 2006 Compared to theThree Months Ended March 31, 2005

(Dollars in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$	%

Net sales	$137,619	$107,548	$30,071	28.0%
Operating costs and expenses	122,507	95,310	27,197	28.5%
Operating income	15,112	12,238	2,874	23.5%
Operating income as a percentage of sales	11.0%	11.4%	—	—
Non-operating income (expense)	(869)	7,011	(7,880)	(112.4%)
Income from continuing operations, net of income taxes	8,855	12,624	(3,769)	(29.9%)

Defense Segment

(Dollars in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$	%

Net sales	$128,701	$100,157	$28,544	28.5%
Operating costs and expenses	115,046	88,039	27,007	30.7%
Operating income	13,655	12,118	1,537	12.7%
Operating income as a percentage of sales	10.6%	12.1%	—	—
Income before income taxes	14,015	19,447	(5,432)	(27.9%)

Energy Segment

(Dollars in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$	%

Net sales	$8,918	$7,391	$1,527	20.7%
Operating costs and expenses	7,211	7,287	(76)	(1.0%)
Operating income	1,707	104	1,603	1541.4%
Operating income as a percentage of sales	19.1%	1.4%	—	—
Income before income taxes	1,866	175	1,691	966.3%

Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2005

Net sales from continuing operations increased 28.0% to $137,619,000 from $107,548,000 during the same period in 2005.

Operating income from continuing operations increased 23.5% to $15,112,000, or 11.0% of sales, from $12,238,000, or 11.4% of sales, during the same period in 2005. Selling and administrative expenses were 12.9% and 12.7% of sales in 2006 and 2005, respectively.

Net income from continuing operations decreased 29.9% to $8,855,000, or $0.69 per diluted share, from $12,624,000, or $0.84 per diluted share, during the same period in 2005. The first quarter of 2005 included a gain on sale of undeveloped property of $4,649,000, net of tax, or $0.29 per diluted share. In the first quarter of 2006, net income included the effect of expensing stock option compensation of $362,000 net of tax, or $0.02 per diluted share. In addition, other expense included a $419,000, net of tax, increase in the fair value of an embedded derivative related to the $120,000,000 3.75% Convertible Notes issued in September 2004, which had no impact on earnings per diluted share.

Net income (including results of both continuing and discontinued operations) decreased 32.4% to $8,568,000, or $0.67 per diluted share, from $12,672,000, or $0.84 per diluted share, during the same period in 2005.

Net sales from the Defense segment increased 28.5% to $128,701,000 from $100,157,000 during the same period in 2005. The growth was primarily due to $14,500,000 greater logistical support for an increasing number of fielded Shadow 200 Tactical Unmanned Aircraft Systems (“TUAS”), a $10,145,000 increase in production of these systems, and $2,883,000 generated by ESL Defence Limited, an electronic warfare systems company based in the United Kingdom, acquired in April 2005.

Operating income from the Defense segment increased 12.7% to $13,655,000, or 10.6% of sales, from $12,118,000, or 12.1% of sales, during the same period in 2005. The decrease in the operating margin was largely due to an increase in the level of services based sales, that generally earn lower margins, resulting primarily from higher logistical support for fielded Shadow 200 TUAS. Further, the first quarter of 2005 experienced higher margins due to production efficiencies realized on the initial full rate production contract for the Shadow 200 TUAS and the favorable Joint Service Electronic Combat Systems Tester (“JSECST”) production program. These contracts were completed in 2005. Also a contributing to the lower margin in 2006 was higher pension expense of $735,000, due generally to greater employment and lower discount rate.

Net sales from the Energy segment increased 20.7% to $8,918,000 from $7,391,000 in the first quarter of 2005. The increase was primarily driven by higher demand for its alternative fuel products, such as coal and wood burning stokers, in response to recent high and volatile prices for oil and natural gas. The Energy segment’s operating income increased to $1,707,000 from $104,000 during the same period in 2005. The increase in operating income was due to increased sales and profit margins in 2006. The improved margins were a result of the restructuring activities in 2005.

Discontinued Transportation Operations

For additional information regarding the discontinued transportation operations, see Note K to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Funded Backlog

(Dollars in thousands)	March 31, 2006	December 31, 2005
Defense segment	$525,743	$487,366
Energy segment	15,705	8,499
Total	$541,448	$495,865

The Company’s funded backlog for continuing operations, defined as orders placed for which funds have been appropriated or purchase orders received, was $541,448,000 at March 31, 2006, an increase of $45,583,000, or 9.2%, from December 31, 2005.

The Company received $183,222,000 of funded new orders for products and services during the first quarter of 2006, an increase of $87,390,000 or 91.2%, compared to $95,832,000 for the quarter ending March 31, 2005. Included in the first quarter 2006 were funded new orders of $167,078,000 in the Defense segment and $16,144,000 in the Energy segment.

Liquidity and Capital Resources

Overview

The Company’s principal source of liquidity is cash on hand and cash generated from operations. On March 31, 2006, the Company had cash and cash equivalents of $86,713,000. On July 18, 2005, the Company and AAI entered into a $100,000,000 four-year revolving Credit Agreement (“the Credit Agreement”) with a syndicate of six banks, consisting of SunTrust Bank, as administrative agent and issuing bank, Citibank, F.S.B., Key Bank, PNC Bank, Commerce Bank and Provident Bank. The Credit Agreement provides for a credit facility (“the Credit Facility”) consisting of a $100,000,000 Senior Secured Revolving Credit Facility with a $5,000,000 Swing Line and a $100,000,000 Letter of Credit sub-facility. The interest rate for loans made under this facility is thirty-day LIBOR plus an applicable margin between 1.25% and 2.00% based upon AAI’s leverage ratio. As of March 31, 2006, the Company had $800,527 outstanding under the Letter of Credit sub-facility. Pursuant to the terms of the Credit Agreement and the Parent Guaranty, the Company has guarantied AAI’s obligations. The proceeds of the Credit Facility will be used to fund future acquisitions, finance capital expenditures, provide working capital, fund letters of credit, and for other general corporate purposes. Based on cash on hand, future cash expected to be generated from operations, and the Credit Facility, the Company expects to have sufficient cash to meet its requirements for at least the next twelve months.

In accordance with its strategic initiatives to enhance shareholder value, the Company is continuing to focus its efforts on the profitability and growth of its core Defense product areas, seeking to maximize operating efficiencies, and exploring the sale of non-core assets.

The Company intends to complement its growth strategy for its Defense segment through select acquisitions that broaden its product and service offerings, deepen its capabilities, and allow entry into new markets. Acquisition candidates may include public and private companies and divisions, subsidiaries and product lines of such companies. As part of this initiative, the Company acquired ESL in April 2005.

As a part of the Company’s strategy to explore the sale of non-core assets, the Company continues its engagement with Imperial Capital, LLC, an investment-banking firm, to act as exclusive financial advisor to assist in exploring strategic alternatives for Detroit Stoker, including a possible sale (the “Transaction”). The Company and Imperial Capital are continuing to explore potential Transactions involving Detroit Stoker. From time to time, the Company and potential buyers may (i) have discussions regarding a potential Transaction, (ii) negotiate the preliminary terms of a potential Transaction, and (iii) enter into customary non-binding agreements in order to facilitate any such discussions and negotiations. No assurances can be given regarding whether a Transaction involving Detroit Stoker will occur or the timing or proceeds from any such Transaction.

Sources and Uses of Cash

The following is a discussion of the Company’s major operating, investing, and financing activities for of the three month periods ended March 31, 2006 and 2005. The financial information presented in the table below is summarized from the Company’s Consolidated Condensed Statements of Cash Flows.

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Operating activities:

Net cash provided by continuing operations	$8,356	$16,526

Net cash used in operating activities by discontinued operations	(506)	(2,738)

Net cash provided by operating activities	7,850	13,788

Net cash (used in) provided by investing activities	(1,466)	124,180

Net cash provided by (used in) financing activities	2,833	(96,795)

Increase in cash and cash equivalents	$9,217	$41,173

Operating Activities

Net cash provided by continuing operations in the three months ended March 31, 2006 decreased $8,170,000 to $8,356,000 compared to $16,526,000 for the three months ended March 31, 2005. This decrease was generally due to a decrease of $10,171,000 in cash for changes in operating assets and liabilities mainly due to the timing of milestone billings and payments related to our TUAS program, partially offset by higher income from continuing operations before non-cash charges.

The Company’s cash flows from operations are dependent on the timing of receipts from various government payment offices and, as a result, may differ from period to period and such differences could be significant.

Net cash used by the discontinued transportation operations in the three months ended March 31, 2006 primarily related to unreimbursed services and other financial support provided to ETI in connection with the MUNI contract guaranty agreement as discussed in Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Note L to the Consolidated Condensed Financial Statements included in part I, Item 1 of this Quarterly Report on Form 10-Q.

Investing Activities

Cash used for the purchase of property and equipment was $1,466,000 in the three months ended March 31, 2006. Capital expenditures were $7,994,000, including $5,085,000 for the purchase of a facility in South Carolina, for the same period of the prior year. The Company anticipates that future requirements will include expenditures incurred during the ordinary course of business. See “Capital Expenditures” below.

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

Net cash provided by investing activities in the three months ended March 31, 2005 included proceeds of $7,555,000 from the sale of certain undeveloped property at the Company’s Hunt Valley, MD corporate headquarters.

Financing Activities

The Company’s financing activities in the three months ended March 31, 2006 provided $2,833,000 of cash including, a decrease in restricted cash of $2,295,000, proceeds from the exercise of stock options of $1,222,000, excess tax benefits from stock-based payment arrangements of $764,000,  offset by dividends paid of $1,127,000 and repayment of long-term debt of $321,000.

The Company’s financing activities in the three months ended March 31, 2005 used $96,795,000 of cash, including approximately $124,619,000 for the repayment of collateral received from a securities lending transaction of U.S. treasury bills that were sold concurrently. In connection with this securities lending transaction, the Company also received the $25,000,000 refundable deposit from its broker-dealer. This deposit, together with a decrease of $4,047,000 in collateral the Company was required to post in connection with outstanding letters of credit and a cash management security arrangement with Bank of America Business Capital, is presented as a $29,047,000 decrease in deposits and restricted cash in the accompanying Consolidated Statements of Cash Flows for the period ending March 31, 2005. Financing activities in 2005 also included $344,000 of cash receipts from the exercise of stock options, $1,233,000 of cash used for the payment of dividends, and $334,000 used for the repayment of long-term debt, primarily related to the financing of AAI’s new Enterprise Resource Planning (“ERP”) System.

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

For a complete description of the Company’s long-term debt, including the terms and conditions of each debt instrument, please see Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Note H to the Consolidated Condensed Financial Statements included in part I, Item 1 of this Quarterly Report on Form 10-Q. The Company was in compliance with all of its covenants under the Credit Facility as of March 31, 2006.

Cash Requirements

Capital Expenditures

The Company expects that capital expenditures in 2006 will be significantly lower than in 2005.

Capital expenditures in 2005 were significantly higher than in 2006 primarily due to the purchase of a facility in Charleston, South Carolina for AAI Services Corporation to support the growth in its operations, enhancements to certain of the Company’s UAS production facilities, including the purchase of new manufacturing equipment to increase production output and efficiency, and implementation of the Company’s ERP System.

As of March 31, 2006, the Company had no significant commitments for capital expenditures.

Other Cash Requirements

For the three months ended March 31, 2006, the Company paid cash dividends of $0.10 per share for an aggregate amount of $1,127,000. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company’s corporate strategy, future earnings, operations, capital requirements, and the Company’s financial condition and general business conditions. Should the Company distribute a cash dividend in any quarterly period in excess of $0.10 per share, the conversion rate provided for in the Indenture governing the 3.75% Convertible Senior Notes would be adjusted. In addition, the Company’s lenders may impose restrictions on the payment of dividends.

The cash required to completely exit the discontinued transportation operation subsequent to March 31, 2006 is expected to be approximately $600,000 through 2006. These amounts exclude legal fees expected to be incurred related to claims made by AAI in pursuit of payment under a surety bond (see Note L to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of AAI’s claims).

For additional information regarding the Company’s contingencies, please see the discussion under the heading “Contingent Matters” below.

The Company is currently evaluating the need to contribute cash to the UIC Retirement Pension Plan, but does expect to contribute $935,000 to the union pension plan in the Energy segment during 2006, of which $51,000 was funded in the three months ended March 31, 2006. Further, the Company expects to pay other post-retirement benefits of approximately $2,623,000 in 2006, of which $693,000 was funded during the three months ended March 31, 2006.

Contingent Matters

Off-Balance Sheet Arrangements

In connection with certain contracts, United Industrial’s operating subsidiaries have committed to certain performance guaranties. The ability to perform under these guaranties may, in part, be dependent on the performance of other parties, including partners and subcontractors. If United Industrial’s operating subsidiaries are unable to meet these performance obligations, the performance guaranties could have a material adverse effect on product margins and the Company’s results of operations, liquidity or financial position. United Industrial’s operating subsidiaries monitor the progress of their partners and subcontractors, and United Industrial does not believe that the performance of these partners and subcontractors will adversely affect these contracts as of March 31, 2006. No assurances can be given, however, as to the liability of United Industrial’s operating subsidiaries if partners or subcontractors are unable to perform their obligations.

Other Contingent Matters

The Company is involved in various lawsuits and claims, including asbestos-related litigation and environmental matters. There have been no material changes in any legal proceedings since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2005. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and note L to the Consolidation Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

There have been no revisions to the Critical Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate

On September 15, 2004, the Company issued and sold $120,000,000 of 3.75% Convertible Senior Notes. Several features contained in the indenture governing the 3.75% Convertible Senior Notes are considered embedded derivative instruments and are being accounted for as derivative instruments separate from the host contract (the 3.75% Convertible Senior Notes). The Company will record gains or losses in its Consolidated Condensed Statements of Operations for changes in the fair value of these embedded derivatives. The aggregate fair value assigned to these embedded derivatives at March 31, 2006 was approximately $1,102,000, and was approximately $457,000 at December 31, 2005. Accordingly, the Company recognized a loss of $645,000 for the three months ended March 31, 2006 as the result of the change in fair value of the embedded derivatives.

Each of the embedded derivatives may result in certain payments to the holders of the 3.75% Convertible Senior Notes.

There has been no material change in the interest rate market risk or contingent payment features from December 31, 2005 (see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

Foreign Currency

A portion of the Company’s operations consists of manufacturing and sales activities in foreign jurisdictions, and some of these transactions are denominated in foreign currencies. As a result, the Company’s financial results could be affected by changes in foreign exchange rates. To mitigate the effect of changes in these rates, the Company, from time to time, enters into foreign exchange forward contracts. There has been no material change in the firmly committed sales exposures and related derivative contracts from December 31, 2005 (see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

Item 4. - Controls and Procedures

(a)                The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2006. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006 to ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

(b)               There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

Reference is made to the information contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth above in Item 2 of Part I and to Note 17 to the Consolidated Condensed Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and note L to the Consolidation Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

UNITED INDUSTRIAL CORPORATION

Date: May 10, 2006	By:	/s/ James H. Perry
James H. Perry
Vice President,
Chief Financial Officer, and Controller
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