Form 10-Q
period 2006-06-30
UNITED INDUSTRIAL CORP /DE/
filed 2006-08-01
CIK 101271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,420,539 shares of common stock as of July 24, 2006.

UNITED INDUSTRIAL CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets -
June 30, 2006 and December 31, 2005

Consolidated Condensed Statements of Operations -
Three Months and Six Months Ended June 30, 2006 and 2005

Consolidated Condensed Statements of Cash Flows -
Six Months Ended June 30, 2006 and 2005

Notes to Consolidated Condensed Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,101	$77,496
Marketable equity securities	—	11,617
Deposits and restricted cash	—	4,810
Trade receivables, net	97,416	69,284
Inventories	33,331	23,603
Prepaid expenses and other current assets	9,813	9,244
Assets of discontinued operations	12,532	12,428
Total current assets	244,193	208,482
Marketable equity securities	7,888	—
Deferred income taxes	13,526	12,835
Intangible assets, net	10,285	7,946
Goodwill	7,365	3,607
Other assets	6,336	6,602
Insurance receivable - asbestos litigation	20,186	20,186
Property and equipment – net	42,925	44,743
Total assets	$352,704	$304,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$995	$964
Accounts payable	37,994	25,787
Accrued employee compensation and taxes	14,615	17,290
Other current liabilities	38,816	20,147
Liabilities of discontinued operations	12,583	13,287
Total current liabilities	105,003	77,475
Long-term debt	120,050	120,723
Post-retirement benefit obligation other than pension	18,918	19,409
Minimum pension liability	32,329	28,448
Accrual for asbestos obligations	31,450	31,450
Other liabilities	1,844	1,374
Total liabilities	309,594	278,879
Shareholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 30,000,000 shares authorized; 11,420,539 and 11,279,379 shares outstanding at June 30, 2006 And December 31, 2005, respectively (net of shares in treasury)	14,374	14,374
Additional capital	84,910	83,799
Retained earnings	56,276	39,724
Treasury stock, at cost; 2,953,609 and 3,094,769 shares at June 30, 2006 and December 31, 2005, respectively	(73,362)	(76,868)
Accumulated other comprehensive loss, net of tax	(39,088)	(35,507)
Total shareholders’ equity	43,110	25,522
Total liabilities and shareholders’ equity	$352,704	$304,401

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$149,215	$119,928	$286,834	$227,476
Operating costs and expenses	132,890	107,312	255,397	202,622
Operating income	16,325	12,616	31,437	24,854
Non-operating income and (expense):
Gain on sale of property	—	—	—	7,152
Interest income	1,092	698	2,181	1,749
Interest expense	(1,442)	(1,390)	(2,825)	(3,218)
Other income (expense), net	773	253	198	889
	423	(439)	(446)	6,572
Income from continuing operations before income taxes	16,748	12,177	30,991	31,426
Provision for income taxes	6,175	3,876	11,563	10,501
Income from continuing operations	10,573	8,301	19,428	20,925
(Loss) income from discontinued operations, net of income tax benefit (provision) of $168 and $123 for the three months ended June 30, 2006 and 2005 and $323 and ($406) for the six months ended June 30, 2006 and 2005	(314)	145	(601)	193
Net income	$10,259	$8,446	$18,827	$21,118

Basic earnings per share:
Income from continuing operations	$0.93	$0.69	$1.71	$1.72
(Loss) income from discontinued operations	(0.03)	0.01	(0.05)	0.01
Net income	$0.90	$0.70	$1.66	$1.73
Diluted earnings per share:
Income from continuing operations	$0.74	$0.60	$1.43	$1.44
(Loss) income from discontinued operations	(0.02)	0.01	(0.04)	0.01
Net income	$0.72	$0.61	$1.39	$1.45

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,827	$21,118
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of taxes	601	(193)
Amortization of debt issuance costs and deferred financing costs	644	491
Depreciation and amortization	5,448	4,010
Stock based compensation	1,144	—
Gain on sale of property	—	(7,152)
Deferred income taxes	(636)	2,816
Income from equity investment in joint venture	(213)	(52)
Excess tax benefit from stock based compensation	(1,059)	—
Other – net	346	(1,309)
Changes in operating assets and liabilities:
Increase in trade receivables	(28,132)	(12,670)
(Increase) decrease in inventories	(9,478)	12,362
Decrease in prepaid expenses and other current assets	238	3,030
Increase (decrease) in accounts payable, accruals and other current liabilities	28,136	(2,390)
Increase in long-term liabilities	3,859	1,191
Net cash provided by operating activities from continuing operations	19,725	21,252
Net cash used in operating activities by discontinued operations	(1,409)	(2,596)
Net cash provided by operating activities	18,316	18,656
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,526)	(12,591)
Proceeds from sale of available-for-sale securities	—	124,626
Purchase of marketable equity securities	—	(12,684)
Business acquisition, net of cash acquired	(6,556)	(9,883)
Proceeds from sale of property	—	7,555
Net cash (used in) provided by investing activities	(10,082)	97,023
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(642)	(638)
Repayment of collateral received from securities lending transaction	—	(124,619)
Decrease in deposits and restricted cash	4,810	29,046
Proceeds from exercise of stock options	2,414	1,208
Excess tax benefit from stock based compensation	1,059	—
Dividends paid	(2,270)	(2,465)
Purchase of treasury shares	—	(24,978)
Net cash provided by (used in) financing activities	5,371	(122,446)
Increase (decrease) in cash and cash equivalents	13,605	(6,767)
Cash and cash equivalents at beginning of year	77,496	80,679
Cash and cash equivalents at end of period	$91,101	$73,912

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts, or unless otherwise noted)

Note A - Basis of Presentation and Nature of Operations

The accompanying Consolidated Condensed Financial Statements of United Industrial Corporation (“United Industrial”) and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

On April 4, 2005, the Company acquired ESL Defence Limited (“ESL”), an electronic warfare systems company based in the United Kingdom. The operating results of ESL have been included in the consolidated financial statements of the Company since April 4, 2005.  On June 19, 2006, the Company acquired Aerosonde Pty  Ltd, a Victoria, Australia-based manufacturer of Unmanned Aircraft Vehicles (“UAV”) and Aerosonde North America, Inc., which operates the Aerosonde UAV in support of customer research and development and weather forecasting requirements of U.S. based customers (collectively “Aerosonde”).  The operating results of Aerosonde have been included in the consolidated financial statements of the Company since June 19, 2006.

The Company conducts a significant amount of business with the U.S. Government.  No single customer other than the U.S. Government accounted for ten percent or more of consolidated net sales in any year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates and those differences could be material.  Certain prior year amounts have been reclassified to conform to current year presentation.  Specifically, general and administrative expenses have been included in operating costs and expenses.

Note B - New Accounting Prouncement

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) was issued.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company is currently evaluating the impact of FIN 48 on its results of operations, financial condition or cash flows.

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

	Defense	Energy	Other	Totals
Three Months Ended June 30, 2006
Net sales	$137,400	$11,815	$—	$149,215
Operating costs and expenses	123,913	8,530	447	132,890
Operating income	13,487	3,285	(447)	16,325
Income from equity investment in joint venture	168	—	—	168
Interest income (expense), net	192	184	(726)	(350)
Depreciation and amortization expense	2,587	47	—	2,634
Income (loss) from continuing operations before income taxes	13,817	3,479	(548)	16,748

	Defense	Energy	Other	Totals
Three Months Ended June 30, 2005
Net sales	$111,614	$8,314	$—	$119,928
Operating costs and expenses	99,913	7,415	(16)	107,312
Operating income	11,701	899	16	12,616
Income from equity investment in joint venture	38	—	—	38
Interest income (expense), net	109	48	(849)	(692)
Depreciation and amortization expense	1,991	75	—	2,066
Income (loss) from continuing operations before income taxes	12,212	915	(950)	12,177

	Defense	Energy	Other	Totals
Six Months Ended June 30, 2006
Net sales	$266,101	$20,733	$—	$286,834
Operating costs and expenses	238,959	15,741	697	255,397
Operating income (loss)	27,142	4,992	(697)	31,437
Income from equity investment in joint venture	213	—	—	213
Interest income (expense), net	492	348	(1,484)	(644)
Depreciation and amortization expense	5,354	94	—	5,448
Income (loss) from continuing operations before income taxes	27,832	5,345	(2,186)	30,991

	Defense	Energy	Other	Totals
Six Months Ended June 30, 2005
Net sales	$211,771	$15,705	$—	$227,476
Operating costs and expenses	187,952	14,702	(32)	202,622
Operating income	23,819	1,003	32	24,854
Income from equity investment in joint venture	52	—	—	52
Interest income (expense), net	116	87	(1,672)	(1,469)
Depreciation and amortization expense	3,860	150	—	4,010
Income (loss) from continuing operations before income taxes	31,659	1,090	(1,323)	31,426

Note D - Earnings Per Share

Basic earnings per share for all periods presented was computed by dividing net earnings for the respective period by the weighted average number of shares of the Company’s common stock outstanding during the period.  Diluted earnings per share was computed by dividing (i) net earnings during the period, adjusted to add back the after-tax interest and other  charges incurred on the Company’s $120,000 aggregate principal amount of 3.75% Convertible Senior Notes due September 15, 2024, by (ii) the weighted average number of shares of Common Stock outstanding during the period, adjusted to add the weighted average number of potential dilutive common shares that would have been outstanding upon the assumed exercise of stock options using the treasury stock method and conversion of the 3.75% Convertible Senior Notes for Common Stock.

Options to purchase 37,500 shares and 128,500 shares of the Company’s Common Stock for the three and six months ended June 30, 2006, respectively, and options to purchase 189,000 shares of the Company’s Common Stock for the three and six months ended June 30, 2005 were not included in the computation of diluted earnings per share because their impact would be anti-dilutive.

Basic and diluted earnings per share amounts were computed as follows:

	Three Months Ended June 30,
	2006			2005
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic Earnings Per Share
Income from continuing operations	$10,573	11,400,448	$0.93	$8,301	12,077,612	$0.69

Effect of Dilutive Securities
Stock Options	—	399,259		—	410,267
3.75% Convertible Senior Notes	492	3,058,356		989	3,058,356
Diluted Earnings Per Share
Income from continuing operations	$11,065	14,858,063	$0.74	$9,290	15,546,235	$0.60

	Six Months Ended June 30,
	2006			2005
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic Earnings Per Share
Income from continuing operations	$19,428	11,345,420	$1.71	$20,925	12,196,224	$1.72

Effect of Dilutive Securities
Stock Options	—	416,578		—	426,328
3.75% Convertible Senior Notes	1,802	3,058,356		1,596	3,058,356
Diluted Earnings Per Share
Income from continuing operations	$21,230	14,820,354	$1. 43	$22,521	15,680,908	$1.44

Note E - Stock Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standard No. 123 Revised, Accounting for Stock Based Compensation (“SFAS 123R”) on January 1, 2006, using the modified prospective method.  Under that transition method, compensation cost is recognized for all awards granted after the effective date, and to all awards modified, repurchased, or cancelled after that date.  In addition, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated and reported in the pro forma disclosures under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, (“SFAS No. 123”).  Net income for the three and six months ended June 30, 2006 includes $508 net of tax, or $0.03 per diluted share and $743 net of tax or $0.05 per diluted share, respectively, of stock based compensation expense.  Stock based compensation expense was recorded in selling and administrative expenses included in operating income.  In accordance with the modified prospective adoption method of SFAS 123R, financial results for the prior periods have not been restated.  Based on the number of unvested outstanding awards at June 30, 2006, the effect of adopting SFAS No. 123R is expected to increase compensation cost for the year ended December 31, 2006, by approximately $2,432 before tax.  Additional compensation cost will be recognized as new options are awarded.  The Company has not made any material modifications to its stock-based compensation plans as the result of the issuance of SFAS No. 123R.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related implementation guidance, whereby compensation cost for stock options was recognized in earnings based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock.  Had compensation cost been determined consistent with the fair value method set forth under SFAS No. 123, for all awards under the plans, income and earnings per share from continuing operations would have decreased to the pro forma amount indicated below for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Income from continuing operations:
As reported	$8,301	$20,925
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of tax	(259)	(467)

Pro forma income from continuing operations determined under the fair value based method, net of tax	$8,042	$20,458

Earnings per share from continuing operations:

As reported:
Basic	$0.69	$1.72
Diluted	0.60	1.44
Pro forma:
Basic	$0.67	$1.68
Diluted	0.58	1.41

On May 18, 2006, the Company’s shareholders approved the 2006 Long Term Incentive Plan (the “2006 Plan”) at the Annual Meeting of Shareholders.  The 2006 Plan was approved by the Company’s Board of Directors (the “Board”) on March 30, 2006, subject to shareholder approval. The 2006 Plan provides for the granting of cash and equity-based incentives in the form of non-qualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards to all of the Company’s employees, consultants and non-employee directors. In addition, employees of the Company’s affiliates that qualify as subsidiaries (as defined under Section 424 of the Internal Revenue Code) are eligible to be granted incentive stock options under the 2006 Plan. The 2006 Plan is administered by the Compensation and Stock Option Committee of the Board of Directors (the “Compensation Committee”).

Awards that were granted on or prior to May 18, 2006 (collectively, the “Prior Awards”), under the United Industrial Corporation 1994 Stock Option Plan, as amended, United Industrial Corporation 1996 Stock Option Plan for Non-employee Directors, as amended, and United Industrial Corporation 2004 Stock Option Plan (collectively the “Prior Plans”), were transferred to and assumed by the 2006 Plan as of May 18, 2006, and are subject to the 2006 Plan’s share reserves and provisions in respect of adjustments; provided that the Prior Awards otherwise continue to be governed by the terms of the applicable agreement in effect prior to such assumption and transfer.  Upon approval of the 2006 Plan, no further awards may be made under the Prior Plans.

The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2006 Plan is 1,787,204 shares, of which 1,034,704 shares are in respect of the Prior Awards.  Shares issued under the 2006 Plan may be authorized and unissued shares or previously issued shares acquired or to be acquired by the Company and held in its treasury.   As of June 30, 2006, the Company had not awarded any equity-based compensation under the 2006 Plan other than stock options.  Under the 2006 Plan, the exercise price for each share subject to a stock option granted may not be less than 100% of the market value of the Common Stock on the date the stock option is granted.

Under the terms of the 2006 Plan, the term of each stock option granted to an employee or consultant is fixed by the Compensation Committee, provided that no stock option may be exercisable more than 10 years after the date the stock option is granted; and provided further that the term of an Incentive Stock Option granted to a ten percent shareholder may not exceed five years.

Unless otherwise determined by the Compensation Committee at the time of grant or in a written employment agreement, employee and consultant awards subject to vesting and/or restrictions will accelerate and vest, or restrictions will lapse, upon a change in control (as defined in the 2006 Plan) of the Company.  In addition, at the discretion of the Compensation Committee, such awards will be (i) assumed and continued or substituted in accordance with applicable law, (ii) purchased by the Company for an amount equal to the excess of the price of the Company’s common stock paid in a change in control over the exercise price of the award, or (iii) cancelled if the price of the Company’s common stock paid in a change in control is less than the exercise price of the award.  The Compensation Committee may also, in its sole discretion, provide for accelerated vesting or lapse of restrictions of an award at any time.  All awards under the 2006 Plan must be granted subject to a minimum one-year vesting condition, other than in the case of the participant’s death or change in control.

Under the 2006 Plan, the Compensation Committee may grant nonqualified stock options to non-employee directors to purchase up to 5,000 shares of common stock as of the date of the annual meeting of the shareholders of the Company at which the director is elected or re-elected to service. Stock options granted to non-employee directors are exercisable at the next annual meeting of shareholders of the Company that occurs after the date of grant subject to the director’s continuous service through that date.  All non-employee director stock options become fully vested and exercisable in the event of a change in control of the Company during the director’s period of service, and are exercisable for a period of one year following termination of service as a director unless for cause (as defined in the Plan), in which case the stock option will be immediately cancelled.

Under the 2004 Plan and the 1994 Plan (collectively, the “Prior Employee Option Plans”), the exercise price for each share subject to a stock option may not be less than 100% of the market value of the Common Stock on the date the stock option was granted.  Stock options granted under the Prior Employee Option Plans are exercisable over a period determined by the Board of Directors, but no longer than ten years after the date they are granted under the 1994 Plan and five years for the 2004 Plan.  Stock options granted under the Prior Employee Option Plans generally vest in three equal installments on the first, second and third anniversaries of the date of grant. Under the Prior Employee Plans, upon as change in control (as defined in the plan) all outstanding stock options become immediately exercisable.  In addition, at the discretion of the Compensation Committee, such stock option may terminated for an amount equal to the excess of the price of the Company’s common stock paid in a change in control over the exercise price of the stock option.

Under the 1996 Stock Option Plan for Non-Employee Directors, as amended (the “1996 Plan”), the exercise price for each share subject to a stock option granted may not be less than 100% of the market value of the Common Stock on the date the stock option was granted.  With the exception of two grants on May 18, 2006, stock options granted under the 1996 Plan are exercisable up to one-third as of the grant date of the stock option, and up to an additional one-third as of the date of each subsequent annual meeting of shareholders.  Stock options granted pursuant to the 1996 Plan prior to April 8, 2004 expire and are no longer exercisable after ten years from the date of grant, and, as the result of an amendment to the 1996 Plan during 2004, stock options granted after April 8, 2004 expire after five years from the date of grant. Pursuant to the 1996 Plan, Eligible Directors (as defined in the 1996 Plan) were granted a stock option to purchase 15,000 shares of common stock upon initial appointment to the Board of Directors.  Thereafter, each Eligible Director received further automatic grants of a stock option to purchase 15,000 shares of common stock on the date of the third annual shareholders’ meeting following the date of the last grant under the 1996 Plan provided the director continued in office following the annual meeting.   Upon a change in control (as defined in the 1996 Plan), all outstanding stock options become immediately exercisable, and upon the occurrence of certain change in control events, immediately terminate and entitle the holder to an amount equal to the excess of the price of the Company’s common stock paid in a change in control over the exercise price of the stock option.

In connection with the adoption of the 2006 Plan by the Board of Directors in March 2006, the Board of Directors amended the 1996 Plan to provide for a final award under the 1996 Plan of a fully exercisable stock option to purchase 5,000 shares to two directors (if re-elected to office) who otherwise would have received automatic grants for 15,000 shares exercisable under the old formula described above.

A summary of stock option activity under all plans is as follows:

	Number of Shares (in thousands)	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs)	Weighted - Average Exercise Price
Balance at December 31, 2005	945	—	—	$20.73
Granted	173	—	—	$52.86
Exercised	(141)	—	—	$17.10
Cancelled	(2)	—	—	$24.29
Balance at June 30, 2006	975	$19,160	5.22	$26.96

Exercisable at June 30, 2006	581	$15,570	5.39	$18.50
Unexercisable at June 30, 2006	394	$3,590	4.98	$39.41
Available for future grants	812

A summary of nonvested stock option activity under all plans is as follows:

	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2006	366	$9.29
Granted	173	$18.43
Vested	(143)	$8.96
Cancelled	(2)	$7.68
Nonvested at June 30, 2006	394	$13.43

As of June 30, 2006, there was $4,403 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over a three year period.

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

	2006 Grants	2005 Grants
Risk-free interest rate	4.46% - 4.95%	3.73% - 4.36%
Expected dividend yield	0.68% - 0.90%	1.00% - 1.30%
Expected volatility	38.42% - 40.61%	35.79% - 40.31%
Expected life	4.0 years	5.0 years

Note F – Marketable Equity Securities
The Company’s investment in marketable equity securities consist of an investment in common stock of one company in the Aerospace and Defense industry.  Unrealized holding gains and losses deemed temporary on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. If an unrealized holding loss is deemed to be other-than-temporary, such unrealized loss is charged to earnings when identified.  An unrealized loss of $6,074 in the second quarter was recorded in other comprehensive income at June 30, 2006.  Management believes that the magnitude of the unrealized loss is attributable to the June 2006 disclosures of an indictment of the issuer and its chairman and suspension of certain of its plants from receiving U.S. government contracts, and possible delisting of its common stock.  Management evaluated the near-term prospects of the issuer in relation to the severity (at June 30, 2006 the market value was 37% less than the Company’s cost) and duration of the unrealized loss (less than one month).  Based on that evaluation and the Company’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2006.
Note G - Supplemental Balance Sheet and Cash Flow Information

Inventories consisted of the following components:

	June 30,	December 31,
	2006	2005
Finished goods and work-in-process	$27,106	$21,601
Materials and supplies	6,225	2,002
Total inventories	$33,331	$23,603

Cash paid for Federal income taxes during the six months ended June 30, 2006 and 2005 was $8,010 and $6,500, respectively. Cash paid for interest during the six months ended June 30, 2006 and 2005 was $2,332 and $2,286, respectively.

Note H - Pension and Other Post-retirement Benefits

The following table provides the components of net periodic pension benefit cost for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$1,189	$809	$2,384	$1,618
Interest cost	2,621	2,579	5,231	5,158
Expected return on plan assets	(3,207)	(3,209)	(6,415)	(6,419)
Net amortization and deferral:
Amortization of prior service cost	182	69	365	138
Amortization of actuarial loss	1,264	1,054	2,524	2,108

Net periodic pension benefit cost	$2,049	$1,302	$4,089	$2,603

The following table provides the components of post-retirement benefit obligation cost other than pension for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$39	$48	$87	$95
Interest cost	301	297	615	593
Net amortization and deferral:
Amortization of prior service cost	(3)	(5)	(6)	(9)
Amortization of actuarial loss	29	3	75	6

Other post-retirement benefit cost	$366	$343	$771	$685

The following table provides the Company’s contributions to and benefits paid under pension and post-retirement benefit plans:

	Pension Benefits Six Months Ended June 30,		Post-retirement Benefit Obligation Other Than Pension Six Months Ended June 30,
	2006	2005	2006	2005
Expected fiscal year contributions reported at the end of the prior year:
Employer	$935	$244	$2,689	$3,007
Employee	—	—	—	—
	935	244	2,689	3,007

Actual contributions made in the current year	208	88	1,262	1,844
Remaining contributions expected to be made in the current year	727	156	1,189	1,504
Total expected current year contributions	935	244	2,451	3,348
Difference from expectations at end of the prior year	$—	$—	$(238)	$(341)

Note I - Comprehensive Income

The following table sets forth the components of other comprehensive income and total comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income	$10,259	$8,446	$18,827	$21,118

Other comprehensive income:
Unrealized (loss) gain on marketable securities, net of tax	(6,074)	151	(4,075)	155
Gain (loss) on foreign currency translation	388	(242)	494	(242)
Total comprehensive income	$4,573	$8,355	$15,246	$21,031

Note J – Acquisitions

On June 19, 2006, the Company acquired Aerosonde Pty Ltd. and Aerosonde North America, Inc. in stock purchase transactions for an aggregate purchase price of $6,556 net of cash acquired, with additional consideration payable upon the achievement of certain milestones.  The operating results of Aerosonde have been included in the consolidated financial statements of the Company since June 19, 2006.  The purchase price for the stock of Aerosonde has been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as Goodwill.  The estimates related to the acquisition are still preliminary at June 30, 2006.  The Company is awaiting the completion of the final identification and valuation of intangible assets acquired.  On June 19, 2006, the Goodwill and intangible assets were estimated to be $3,595 and $2,532, respectively of the purchase price.

At June 19, 2006

Cash and equivalents	80
Current assets	828
Property and equipment	179
Intangible assets	2,532
Goodwill	3,595
Total assets acquired	7,214

Current liabilities	768
Total liabilities assumed	768
Net assets acquired	6,446

Note K - Discontinued Transportation Operations

In December 2001, a decision was made to discontinue the transportation business. Further, the Company ceased to accept new transportation business at that time.  It was decided that AAI would sell all or part of the transportation business and “runoff” the operations for any remaining contractual obligations.  As of June 30, 2006, the Company’s transportation operations consist primarily of one remaining production contract between Electric Transit, Inc. (“ETI”) and San Francisco Municipal Railway (“MUNI”).  AAI owns a 35% interest in the shares of ETI, with the remaining 65% owned by a Czech company, Skoda a.s. (“Skoda”).  As of April 22, 2006, AAI’s guarantee of certain of ETI’s obligations regarding the MUNI contract expired, thereby concluding AAI’s commitment to ETI.

Following Skoda’s bankruptcy declaration in 2001 in the Czech Republic, effective as of 2002, AAI began recording 100%, instead of 35%, of ETI’s losses and income in accordance with the equity method of accounting applicable to minority shareholders.  The Company has determined that ETI is a variable interest entity, for which the Company is the primary beneficiary, in accordance with the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51  (“FIN 46R”), which became effective for years beginning after December 31, 2002.  The financial statements for ETI have been consolidated for all years presented .  Prior to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company accounted for its investment in ETI under the equity method.  The Company accounts for its remaining transportation operation as discontinued operations, including the consolidation of ETI as a variable interest entity.

Summary results of the discontinued transportation operation, which have been reported separately as (loss) income from discontinued operations in the accompanying Consolidated Statements of Operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales	$446	$20	$839	$1,032
Cost of sales	109	730	(146)	1,218
General and administrative expenses	(1,023)	(735)	(1,584)	(1,624)
Other expense	(14)	7	(33)	(27)
(Loss) income before income taxes	(482)	22	(924)	599
Benefit from (provision for) income taxes	168	123	323	(406)
(Loss) income from discontinued operations, net of income taxes	$(314)	$145	$(601)	$193

During 2005, ETI was able to favorably resolve certain operational risks associated with the execution of its last remaining program.  ETI reported net income for the three and six months ended June 30, 2006 of approximately $340 and $342, respectively, offset by $822 and $1,266 of general and administrative expenses incurred by the Company’s discontinued transportation operation attributable to ongoing litigation involving AAI’s claims under a labor and materials bond.  ETI reported net income for the three and six months ended June 30, 2005 of approximately $642 and $1,965, respectively offset by $620 and $1,366 of general and administrative expenses, consisting primarily of professional fees related to a certain litigation matter involving a recovery claim initiated by the Company.

The following table provides the sources and uses of net cash flows for the discontinued transportation operation, which are aggregated and reported separately as Net cash used in operating activities by discontinued operations in the accompanying Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2006	2005

Net (loss) income	$(601)	$193
Changes in operating assets and liabilities	(906)	(4,073)
Deferred income taxes	98	1,284
Net cash used in operating activities by discontinued operations	$(1,409)	$(2,596)

There were no financing or investing activities in the six months ended June 30, 2006 and 2005.

Assets and liabilities of the discontinued transportation operation, which have been reported and summarized in the accompanying Consolidated Balance Sheets as Assets and Liabilities of discontinued operations, respectively, were as follows:

	June 30,	December 31,
	2006	2005
Current Assets:
Cash	$853	$606
Trade receivables	140	103
Prepaid expenses and other current assets	68	150
Deferred income taxes	11,471	11,569
	$12,532	$12,428

Current Liabilities:
Accounts payable	251	256
Accrued employee compensation and taxes	106	159
Other current liabilities	11,785	11,270
Accrual for contract losses	441	1,602
	$12,583	$13,287

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

Cases involving United Industrial and Detroit Stoker typically name 80 to 100 defendants. As of this date, United Industrial and Detroit Stoker have not gone to trial with respect to any asbestos-related personal injury claims, although there is no assurance that trials may not occur in the future. Accordingly, as of June 30, 2006, neither United Industrial nor Detroit Stoker have been required to pay any punitive damage awards, although there can be no assurance this might not occur in the future. In addition, as of June 30, 2006, some previously pending claims have been settled or dismissed (with or without prejudice).  There is no assurance, however, that dismissals and settlements will occur at the same rate, if at all, or that claims that have been dismissed without prejudice will not be re-filed.

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

Based on the assumptions employed by and the report prepared by the insurance consultant, other variables, and the report prepared by the asbestos liability consultant, which is discussed below, the Company recorded an estimated insurance recovery as of December 31, 2005, of $20,186 reflecting the estimate determined to be probable of being available to mitigate United Industrial’s and Detroit Stoker’s potential asbestos liability through 2015, and as of December 31, 2002, of $20,343, reflecting the estimate determined to be probable of being available to mitigate United Industrial’s and Detroit Stoker’s potential asbestos liability through 2012.  The Company continuously evaluates this insurance receivable and believes it is appropriately valued at June 30, 2006.

Quantitative Claims Information

As of June 30, 2006, United Industrial and/or Detroit Stoker were named in asbestos litigation pending in Arkansas, California, Louisiana, Michigan, Minnesota, Mississippi, New Jersey, New York, North Dakota and Rhode Island. As of June 30, 2006, there were approximately 9,496 total pending claims asserted in law suits, compared to approximately 11,059 pending claims asserted in lawsuits as of December 31, 2005 and approximately 13,750 pending claims as of June 30, 2005.  The decrease in claims was primarily attributable to dismissal of cases initially brought in Mississippi in 2002-2003.  In 2004, Detroit Stoker was named as a defendant in two cases in Arkansas alleging personal injuries to one and approximately 199 plaintiffs (subsequently reduced to 37), respectively, as a result of silica and/or refractory ceramic fiber exposure, in addition to asbestos exposure.  The pleadings in these two cases name approximately 32 and 68 defendants, respectively.  Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate from period to period and may not be indicative of the trend in future claims, settlements or dismissals. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought. In addition, the direct asbestos-related expenses of United Industrial and Detroit Stoker for defense and indemnity for the past five years were not material.

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

Based on the assumptions and results reflected in the 2005 and 2003 reports, prepared by the asbestos liability consultant and other variables, the Company recorded an undiscounted liability for its best estimate of liabilities for asbestos-related matters in the amount of $31,450 as of June 30, 2006 and $ 31,852 as of June 30, 2005, respectively, including damages and defense costs, and its insurance receivables for asbestos-related liabilities were $20,186 and $20,343 at June 30, 2006 and 2005, respectively.  These figures reflect the Company’s policy of maintaining a ten-year estimate of future liability, the period in which such costs are deemed to be reasonably estimable.

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

In 1996, United Industrial entered into a consent decree with ADEQ. Pursuant to the consent decree, United Industrial is required to complete a Remedial Investigation/Feasibility Study (“RI/FS”), pay $125 for past response costs, pay quarterly Arizona oversight costs (averaging less than $13 annually) and pay $125 for future response costs plus a graduated percentage of the cleanup costs for the site if those costs are in excess of $10,000 but less than $40,000.  United Industrial’s liability for future response costs under the consent decree is capped at $1,780 in addition to the $125 that United Industrial has already paid. In connection with the RI/FS, United Industrial has retained and is paying for an environmental consultant.  The Remedial Investigation was submitted to ADEQ for approval on March 31, 2004 and was approved by ADEQ on August 9, 2004.  In March 2005, ADEQ issued its Proposed Remedial Objectives Report for public comment.  ADEQ received no substantive comments regarding the report, and in May 2005, ADEQ issued its final Remedial Objectives Report.  United Industrial is required to submit to ADEQ a Feasibility Study and Proposed Remedies to meet ADEQ’s May 2005 Remedial Objectives.  Management believes it will likely reach closure with ADEQ on all RI/FS issues on an acceptable basis to United Industrial following approval of the Feasibility Study.  No assurances can be given, however, as to the actual extent to which United Industrial may be determined to have further liability, if at all.  Management believes it is appropriately accrued for this matter.

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

PERFORMANCE GUARANTIES

In connection with certain contracts, United Industrial’s operating subsidiaries have committed to certain performance guaranties existing at June 30, 2006. The ability to perform under these guaranties may, in part, be dependent on the performance of other parties, including partners and subcontractors. If United Industrial’s operating subsidiaries are unable to meet these performance obligations, the performance guaranties could have a material adverse effect on profit margins and the Company’s results of operations, liquidity or financial position. United Industrial’s operating subsidiaries monitor the progress of their partners and subcontractors, and United Industrial and its operating subsidiaries do not believe that the performance of these partners and subcontractors will adversely affect these contracts.  No assurances can be given, however, as to the liability of United Industrial’s operating subsidiaries if partners or subcontractors are unable to perform their obligations.

DISCONTINUED TRANSPORTATION OPERATION

MUNI Contract

In connection with the discontinued Transportation operations, AAI owns 35% of ETI.  Skoda, a Czech company, owns the remaining 65% of ETI.  ETI’s one remaining production contract with MUNI involves the design and manufacture of 273 electric trolley buses (“ETBs”). In executing its contract with MUNI, ETI entered into subcontracts with AAI, certain Skoda operating affiliates and others. AAI and the Skoda operating affiliates have completed performance of their respective scopes of work to support the delivery of the ETBs to MUNI and the Skoda operating affiliates are now subject to warranty requirements. Skoda’s operating affiliates have continued to deliver products and services under their subcontracts with ETI through March 2006.

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

In conjunction with Modification No. 6, AAI executed a guaranty agreement with MUNI as of April 22, 2004 (the “Guaranty Agreement”) that assures performance of certain of ETI’s obligations under Modification No. 6. In conjunction with the Guaranty Agreement, AAI obtained a release from all further obligations under its subcontract with ETI, including its subcontractor warranty obligations, in exchange for a cash payment to MUNI of $500 and other consideration.  AAI’s sole remaining obligation under the Guaranty Agreement, which has been satisfied, was to provide the services of three engineers and one purchasing expediter through April 2006.

As required by MUNI, ETI obtained a surety bond to guaranty payment to all those providing labor and materials to ETI in furtherance of its performance under the MUNI contract.  AAI agreed to indemnify the surety, if necessary, for up to $14,800 on this labor and materials bond, representing 35% of the original face value of the bond (in proportion to AAI’s equity interest in ETI). On November 18, 2003, AAI made a claim against the labor and materials bond for unpaid receivables in connection with AAI’s MUNI subcontract from ETI, totaling in excess of $47,000, the maximum penal sum of the labor and materials bond. AAI’s payment rights under the labor and materials bond (among other claims) are currently at issue in a case before the United States District Court for the Northern District of California.  Prior to final adjudication of this case, there can be no assurances as to the amount or timing of a recovery by AAI, if any, on its claim on the labor and materials bond.  To date no amount of recovery has been recorded.

Note M – Dividends

The Company’s Board of Directors declared a dividend of $0.10 per share on its common stock during each quarter of the six months ended June 30, 2006 and 2005.

For the quarter ended	Total amount dividends paid	Date dividends were paid
March 31, 2006	$1,127	March 27, 2006
June 30, 2006	$1,139	May 25, 2006
March 31, 2005	$1,230	March 31, 2005
June 30, 2005	$1,234	May 30, 2005

Note N – Treasury Stock

On March 10, 2005, the Company’s Board of Directors authorized a stock purchase plan for up to $25,000. During the first six months of 2005, a total of 735,345 shares were repurchased under the plan, at an average price of $33.97 per share, utilizing all funds available under the March 10, 2005 stock purchase plan.

On September 7, 2005, the Company’s Board of Directors authorized a stock purchase plan for up to $15,000.  The Company repurchased a total of 425,627 shares at an average price of $35.20 during the remainder of 2005 utilizing all funds available under the plan.

 Note O - Supplemental Guarantor Information

In September 2004, United Industrial issued and sold $120,000 aggregate principal amount of 3.75% Convertible Senior Notes, which are fully and unconditionally guarantied by AAI.  The 3.75% Convertible Senior Notes are not guarantied by Detroit Stoker.  The following condensed consolidating financial information sets forth supplemental information for United Industrial, the parent company, AAI, the guarantor subsidiary, and Detroit Stoker, the non-guarantor subsidiary, as of June 30, 2006 and December 31, 2005, and for the three month and six month periods ended June 30, 2006 and 2005.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2006

(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

ASSETS
Current Assets
Cash and cash equivalents	$58,937	$14,704	$17,460	$—	$91,101
Trade receivables, net	311	93,702	3,513	(110)	97,416
Inventories	—	30,344	2,987	—	33,331
Other current assets	1,221	7,813	845	(66)	9,813
Assets of discontinued operations	—	12,532	—	—	12,532
Total current assets	60,469	159,095	24,805	(176)	244,193
Insurance receivable – asbestos litigation	—	—	20,186	—	20,186
Property and equipment, net	—	41,383	1,542	—	42,925
Other assets	11,070	41,689	10,775	(18,134)	45,400
Intercompany receivables	—	110	—	(110)	—
Investment in consolidated subsidiaries	118,968	—	—	(118,968)	—
	$190,507	$242,277	$57,308	$(137,388)	$352,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of long-term debt	$—	$995	$—	$—	$995
Other current liabilities	7,510	109,370	6,259	(31,714)	91,425
Liabilities of discontinued operations	—	12,583	—	—	12,583
Total current liabilities	7,510	122,948	6,259	(31,714)	105,003
Long-term debt	120,000	50	—	—	120,050
Accrual for asbestos obligation	—	—	31,450	—	31,450
Other long-term liabilities	4,040	55,300	12,105	(18,354)	53,091
Intercompany (receivables) payables	42,347	(74,147)	127	31,673	—
Shareholders’ equity (deficit)	16,610	138,126	7,367	(118,993)	43,110
	$190,507	$242,277	$57,308	$(137,388)	$352,704

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2005

(Dollars in thousands)	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$54,365	$8,768	$14,363	$—	$77,496
Marketable equity securities	11,617	—	—	—	11,617
Deposits and restricted cash	—	4,810	—	—	4,810
Trade receivables, net	311	64,487	4,486	—	69,284
Inventories	—	21,186	2,417	—	23,603
Other current assets	1,151	7,330	828	(65)	9,244
Assets of discontinued operations	—	12,428	—	—	12,428
Total current assets	67,444	119,009	22,094	(65)	208,482
Insurance receivable - asbestos litigation	—	—	20,186	—	20,186
Property and equipment, net	—	43,128	1,615	—	44,743
Other assets	9,309	34,952	4,852	(18,123)	30,990
Intercompany receivables	—	508	—	(508)	—
Investment in consolidated subsidiaries	118,968	—	—	(118,968)	—

	$195,721	$197,597	$48,747	$(137,664)	$304,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$964	$—	$—	$964
Other current liabilities	5,020	72,582	6,564	(20,942)	63,224
Liabilities of discontinued operations	—	13,287	—	—	13,287
Total current liabilities	5,020	86,833	6,564	(20,942)	77,475
Long-term debt	120,000	723			120,723
Accrual for asbestos obligation	—	—	31,450	—	31,450
Other long-term liabilities	3,260	52,305	11,789	(18,123)	49,231
Intercompany (receivables) payables	41,617	(62,622)	612	20,393	—
Shareholders’ equity (deficit)	25,824	120,358	(1,668)	(118,992)	25,522
	$195,721	$197,597	$48,747	$(137,664)	$304,401

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2006

(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non-Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

Net sales	$—	$137,400	$11,815	$—	$149,215
Operating costs and expenses	447	123,913	8,530	—	132,890
Total operating income	(447)	13,487	3,285	—	16,325
Non-operating income and (expense):
Interest income	644	264	184	—	1,092
Interest expense	(1,370)	(72)	—	—	(1,442)
Intercompany interest income (expense)	10	—	(10)	—	—
Other income (expense) - net	615	138	20	—	773

	(101)	330	194	—	423
(Loss) income from continuing operations before income taxes	(548)	13,817	3,479	—	16,748
Benefit from (provision for) income taxes	27	(4,934)	(1,268)	—	(6,175)
(Loss) income from continuing operations	(521)	8,883	2,211	—	10,573
Income from discontinued operations – net of income tax benefit	—	(314)	—	—	(314)
Income from investment in subsidiaries	10,780	—	—	(10,780)	—
Net income (loss)	$10,259	$8,569	$2,211	$(10,780)	$10,259

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2005

(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

Net sales	$—	$111,614	$8,314	$—	$119,928
Operating costs and expenses	(16)	99,913	7,415	—	107,312
Total operating income	16	11,701	899	—	12,616
Non-operating income and (expense):
Interest income	521	128	49	—	698
Interest expense	(1,372)	(18)	—	—	(1,390)
Intercompany interest income (expense)	2	—	(2)	—	—
Other income - net	(117)	401	(31)	—	253
	(966)	511	16	—	(439)
(Loss) income from continuing operations before income taxes	(950)	12,212	915	—	12,177
Benefit from (provision for) income taxes	311	(3,886)	(301)	—	(3,876)
(Loss) income from continuing operations	(639)	8,326	614	—	8,301
Income from discontinued operations – net of income tax benefit	—	145	—	—	145
Income from investment in subsidiaries	9,085	—	—	(9,085)	—
Net income (loss)	$8,446	$8,471	$614	$(9,085)	$8,446

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2006

(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

Net sales	$—	$266,101	$20,733	$—	$286,834
Operating costs and expenses	697	238,959	15,741		255,397
Total operating income	(697)	27,142	4,992		31,437
Non-operating income and (expense):
Interest income	1,256	577	348		2,181
Interest expense	(2,740)	(85)	—		(2,825)
Intercompany interest income (expense)	25	—	(25)		—
Other income (expense) - net	(30)	198	30		198
	(1,489)	690	353		(446)
(Loss) income from continuing operations before income taxes	(2,186)	27,832	5,345		30,991
Benefit from (provision for) income taxes	340	(9,957)	(1,946)		(11,563)
(Loss) income from continuing operations	(1,846)	17,875	3,399		19,428
Loss from discontinued operations – net of income tax benefit	—	(601)	—		(601)
Income from investment in subsidiaries	20,673	—	—	(20,673)
Net income (loss)	$18,827	$17,274	$3,399	$(20,673)	$18,827

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2005

(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

Net sales	$—	$211,771	$15,705	$—	$227,476
Operating costs and expenses	(32)	187,952	14,702	—	202,622
Total operating income	32	23,819	1,003	—	24,854
Non-operating income and (expense):
Interest income	1,436	226	87	—	1,749
Interest expense	(3,108)	(110)	—	—	(3,218)
Intercompany interest income (expense)	1	—	(1)	—	—
Other income (expense) - net	316	7,724	1	—	8,041
	(1,355)	7,840	87	—	6,572
(Loss) income from continuing operations before income taxes	(1,323)	31,659	1,090	—	31,426
Benefit from (provision for) income taxes	442	(10,575)	(368)	—	(10,501)
(Loss) income from continuing operations	(881)	21,084	722	—	20,925
Income from discontinued operations – net of income tax provision	—	193	—	—	193
Income from investment in subsidiaries	21,999	—	—	(21,999)	—
Net income (loss)	$21,118	$21,277	$722	$(21,999)	$21,118

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2006

(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

OPERATING ACTIVITIES:
Cash flows provided by continuing operations	$3,369	$13,217	$3,139	$—	$19,725
Cash flows used in operating activities by discontinued operations	—	(1,409)	—	—	(1,409)
Net cash provided by operating activities	3,369	11,808	3,139	—	18,316

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3,484)	(42)	—	(3,526)
Business acquisition, net of cash acquired	—	(6,556)	—	—	(6,556)
Net cash used in investing activities	—	(10,040)	(42)	—	(10,082)

FINANCING ACTIVITIES:
Repayment of long-term debt	—	(642)	—	—	(642)
Proceeds from exercise of stock options	2,414	—	—	—	2,414
Excess benefit from stock based compensation	1,059	—	—	—	1,059
Dividends paid	(2,270)	—	—	—	(2,270)
Decrease in deposits and restricted cash	—	4,810	—	—	4,810
Intercompany activities	—	—	—	—	—
Net cash provided by financing activities	1,203	4,168	—	—	5,371
Increase in cash and cash equivalents	4,572	5,936	3,097	—	13,605
Cash and cash equivalents at beginning of year	54,365	8,768	14,363	—	77,496
Cash and cash equivalents at end of period	$58,937	$14,704	$17,460	$—	$91,101

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2005

(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

OPERATING ACTIVITIES:
Cash flows provided by (used in) continuing operations	$(6,056)	$26,943	$365	$—	$21,252
Cash flows used in operating activities by discontinued operations	—	(2,596)	—	—	(2,596)
Net cash provided by (used in) operating activities	(6,056)	24,347	365	—	18,656

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(12,542)	(49)	—	(12,591)
Proceeds from sale of available for sale securities	124,626	—	—	—	124,626
Investment in marketable equity securities	(12,684)	—	—	—	(12,684)
Business acquisition net of cash acquired	—	(9,883)	—	—	(9,883)
Proceeds from sale of property	—	7,555	—	—	7,555
Net cash provided by (used in) investing activities	111,942	(14,870)	(49)	—	97,023

FINANCING ACTIVITIES:
Repayment of collateral received from securities lending transaction	(124,619)	—	—	—	(124,619)
Repayment of long-term debt	—	(638)	—	—	(638)
Proceeds from exercise of stock options	1,208	—	—	—	1,208
Dividends paid	(2,465)	—	—	—	(2,465)
Decrease in deposits and restricted cash	25,000	4,046	—	—	29,046
Purchase of treasury shares	(24,978)				(24,978)
Intercompany activities	20,000	(20,000)	—	—	—

Net cash used in financing activities	(105,854)	(16,592)	—	—	(122,446)
Increase (decrease) in cash and cash equivalents	32	(7,115)	316	—	(6,767)
Cash and cash equivalents at beginning of year	129	72,269	8,281	—	80,679
Cash and cash equivalents at end of period	$161	$65,154	$8,597	$—	$73,912

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

    (Dollars in thousands, except per share amounts, or unless otherwise noted)

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

Business Overview

The continuing operations of the Company consist of two business segments: Defense and Energy.  The Company designs, produces and supports defense systems.  Its products and services include unmanned aircraft systems, training and simulation systems, automated aircraft test and maintenance equipment, armament systems, logistical and engineering services, and other leading-edge technology solutions for defense needs.  The primary customers for the Company’s defense products are the U.S. military and the armed forces of allied nations.  The Company also manufactures combustion equipment for biomass and refuse fuels.  It markets and sells these products and services in North America, Europe, Asia, South America and New Zealand.

Costs related to the continuing operations that are not identified with the two business segments primarily relate to financing costs and are grouped under the heading Other.  The operations of the Company’s Defense and Energy segments are conducted principally through its two wholly owned subsidiaries, AAI and Detroit Stoker, respectively.  The following information primarily relates to the continuing operations of the Company and its consolidated subsidiaries.  The Company has a transportation operation that is accounted for as a discontinued operation, and is discussed separately in the information that follows.

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, and the discussion included in its Annual Report on Form 10-K for the year ended December 31, 2005.

Acquisition of Aerosonde

On June 19, 2006, the Company acquired Aerosonde Pty Ltd. and Aerosonde North America, Inc. in stock purchase transactions for an aggregate purchase price of $6,556, with additional consideration payable upon the achievement of certain milestones.  Aerosonde Pty Ltd. is a Victoria, Australia-based manufacturer and developer of Unmanned Aircraft Vehicles (“UAV”).  Aerosonde North America operates the Aerosonde UAV in support of research and development and weather forecasting requirements of U.S. based customers including the U.S. Air Force, the National Oceanic and Atmospheric Administration and NASA.  The operating results of Aerosonde have been included in the consolidated financial statements of the Company since June 19, 2006.

Results of Operations

Consolidated Overview

Net sales for the second quarter of 2006 were $149,215, an increase of 24.4% over the second quarter of 2005.  The increase resulted primarily from support for a growing number of fielded Shadow 200 Tactical Unmanned Aircraft Systems (“TUAS”) as well as higher production volume of these systems.

Net sales for the six months ended June 30, 2006 were $286,834, an increase of 26.1% over the six months ended June 30, 2005.  The increase resulted primarily from support for a growing number of fielded Shadow 200 TUAS as well as higher production volume of these systems.

Operating margin for the second quarter of 2006 increased to 10.9% from 10.5% for the second quarter of 2005.  Operating margins for the six months ended June 30, 2006 increased to 11.0% from 10.9% for the six months ended June 30, 2005.  An increase in operating margins in the Energy segment was partially offset by a decrease in operating margins in the Defense segment in the second quarter of 2006 and the six months ended June 30, 2006.  The second quarter of 2006 and the six months ended June 30, 2006 include stock based compensation expense of $782 and $1,144 respectively, not included in 2005. The decrease in the operating margins of the Defense segment is the result of higher pension expense of $745 and $1,485 in the second quarter of 2006 and the six months ended June 30, 2006, respectively, and product mix.  Greater sales growth from contracts that generate earnings from cost plus fee contracts than from contracts that generate earnings from fixed price contracts contributed to lower operating margins.  The U.S. government recognizes that certain contracts expose a contractor to significant cost uncertainty and consequently these contractors are often times compensated on a cost plus fee arrangement.  Because this arrangement greatly reduces the risk to the contractor, cost plus fee contracts generally generate lower earnings compared to fixed price contracts.  Also, in the second quarter of 2005 and the six months ended June 30, 2005, the Company experienced higher margins due to favorable production efficiencies realized on the initial full rate production contracts for the TUAS and the Joint Service Electronic Combat Systems Tester (“JSECST”) production programs.  These contracts were completed in 2005.

Net income from continuing operations includes the effect of expensing stock option compensation of $508 net of tax, or $0.03 per diluted share, in the second quarter of 2006 and $743 net of tax, or $0.05 per diluted share, for the six months ended June 30, 2006.  The six months ended June 30, 2005 included a gain on sale of undeveloped property of $4,649, net of tax, or 0.30 per diluted share.

The Company’s effective tax rate for the six-month period ended June 30, 2006, was 37.3% compared with 33.4% for the same period in 2005.  This was primarily the result of permanent differences fluctuations, including those related to the stock base compensation expense taken in 2006, and domestic production activity deductions.

The Company’s total backlog increased to $653,044 at June 30, 2006 compared with $495,865 at December 31, 2005.  New orders received in the second quarter were $259,885, including $252,191 in the Defense Segment and $7,694 in the Energy segment.

Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2006	2005	$	%	2006	2005	$	%

Net sales	$149,215	$119,928	$29,287	24.4	$286,834	$227,476	$59,358	26.1
Operating costs and expenses	132,890	107,312	25,578	23.8	255,397	202,622	52,775	26.0
Operating income	16,325	12,616	3,709	29.4	31,437	24,854	6,583	26.5
Operating margin	10.9%	10.5%	—	—	11.0%	10.9%	—	—
Non-operating income (expense)	423	(439)	862	196.4	(446)	6,572	(7,018)	(106.8)
Income from continuing operations, net of income taxes	10,573	8,301	2,272	27.4	19,428	20,925	(1,497)	(7.2)
(Loss) income from discontinued operations net of income tax	(314)	145	(459)	(316.6)	(601)	193	(794)	(411.4)
Net income	10,259	8,446	1,813	21.5	18,827	21,118	(2,291)	(10.9)
Diluted earnings per share
Income from continuing operations	0.74	0.60	—	—	1.43	1.44	—	—
Loss from discontinued operations	(0.02)	0.01	—	—	(0.04)	0.01	—	—
Net income	0.72	0.61	—	—	1.39	1.45	—	—

Defense Segment

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2006	2005	$	%	2006	2005	$	%

Net sales	$137,400	$111,614	$25,786	23.1	$266,101	$211,771	$54,330	25.7
Operating costs and expenses	123,913	99,913	24,000	24.0	238,959	187,952	51,007	27.1
Operating income	13,487	11,701	1,786	15.3	27,142	23,819	3,323	14.0
Operating margin	9.8%	10.5%	—	—	10.2%	11.2%	—	—
Income before income taxes	13,817	12,212	1,605	13.1	27,832	31,659	(3,827)	(12.1)

Energy Segment

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2006	2005	$	%	2006	2005	$	%

Net sales	$11,815	$8,314	$3,501	42.1	$20,733	$15,705	$5,028	32.0
Operating costs and expenses	8,530	7,415	1,115	15.0	15,741	14,702	1,039	7.1
Operating income	3,285	899	2,386	265.4	4,992	1,003	3,989	397.7
Operating margin	27.8%	10.8%	—	—	24.1%	6.4%	—	—
Income before income taxes	3,479	915	2,564	280.2	5,345	1,090	4,255	390.4

Three Months Ended June 30, 2006 compared to the Three Months Ended June 30, 2005

Defense Segment

The growth in net sales in the Defense segment was primarily due to an $10,012 increase in Shadow 200 TUAS production volume, a $9,301 increase in logistical support for an increasing number of fielded Shadow 200 TUAS, a $6,494 increase in UAS engineering activities, and $2,821 of other various increases, partially offset by a $2,842 decrease in Test and Training.

The increased Shadow 200 TUAS production activity in 2006 was related to management’s decision to increase production capacity to address higher order volumes.  The increased Shadow 200 TUAS logistical support activity was due to the growing number of flight hours that resulted from an increasing number of fielded systems and utility, especially by those fielded by the U.S. Army in Operation Iraqi Freedom.

The decrease in the operating margin was largely due to higher pension expense of $732, resulting from greater employment and a lower discount rate used to calculate the present value of the pension obligation, and an increase in cost plus contracts, which generally result in lower operating margins than fixed price contracts, for the logistical support of a growing number of fielded TUAS.  Further, the second quarter of 2005 experienced higher operating margins due to production efficiencies realized on the initial full rate production contract for the TUAS and the favorable JSECST production program.  These contracts were completed in 2005.

Energy Segment

The net sales increase in the Energy segment was primarily driven by higher demand for its alternative fuel products, such as coal and wood burning stokers, in response to recent high and volatile prices for oil and natural gas.  The Energy segment’s operating margins increased as a result of the restructuring activities completed in 2005. The full benefits of the Energy segment’s restructuring plan including its outsourcing strategy for manufacturing activities were not fully realized until the fourth quarter of

2005.  Additionally, the economies of scale related to the higher sales volume levels in 2006, contributed to the increase in operating margin.

Six Months Ended June 30, 2006 compared to the Six Months Ended June 30, 2005

Defense Segment

The growth in net sales in the Defense segment was primarily due to a $23,801 increase in logistical support for an increasing number of fielded Shadow 200 TUAS, a $19,568 increase in Shadow 200 TUAS production volume, a $11,276 increase in UAS engineering activities, a $3,136 increase generated by ESL and $3,686 of other various increases, partially offset by a $7,137 decrease in Test and Training.

The increased Shadow 200 TUAS production activity in 2006 was related to management’s decision to increase production capacity to address higher order volumes.  The increased Shadow 200 TUAS logistical support activity was due to the growing number of flight hours that resulted from an increasing number of fielded systems and utility, especially by those fielded by the U.S. Army in Operation Iraqi Freedom.

The decrease in operating margins of the Defense segment was the result of higher pension expense of $1,467 and product mix in the six months ended June 30, 2006, compared to the six months ended June 30, 2005.  In the six months ended June 30, 2005, the Defense segment experienced higher operating margins on the initial full rate production contracts for the Shadow 200 TUAS due to production efficiencies realized and the favorable JSECST production programs.  These contracts were completed in 2005.

Energy Segment

The net sales increase in the Energy segment was primarily driven by higher demand for its alternative fuel products, such as coal and wood burning stokers, in response to recent high and volatile prices for oil and natural gas.  The improved margins were a result of the restructuring activities completed in 2005. The full benefits of the Energy segment’s restructuring plan including its outsourcing strategy for manufacturing activities were not fully realized until the fourth quarter of 2005.  Additionally, the economies of scale related to the higher sales volume levels in 2006, contributed to the increase in operating margin.

Discontinued Transportation Operations

For additional information regarding the discontinued transportation operations, see Note K to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Funded Backlog

	June 30, 2006	December 31, 2005
Defense segment	$641,584	$487,366
Energy segment	11,460	8,499
Total	$653,044	$495,865

The Company’s funded backlog for continuing operations, defined as orders placed for which funds have been appropriated or purchase orders received, was $653,044 at June 30, 2006, an increase of $157,179 or 31.7%, from December 31, 2005.

The Company received $259,885 of funded new orders for products and services during the second quarter of 2006, an increase of $35,326 or 15.7%, compared to $224,559 for the same period in 2005. Included in the second quarter 2006 were funded new orders of $252,191 in the Defense segment and $7,694 in the Energy segment.

The Company received $443,107 of funded new orders for products and services during the six months ended June 30, 2006, an increase of $122,714 or 38.3%, compared to $320,393 for the same period in 2005. Included in the six months ended June 30, 2006 were funded new orders of $419,269 in the Defense segment and $23,838 in the Energy segment.

Liquidity and Capital Resources

Overview

The Company’s principal source of liquidity is cash on hand, cash generated from operations and availability under the Company’s four-year $100 million revolving credit facility entered into by the Company and AAI on July 18, 2005 with a syndicate of six banks (“Credit Facility”).  On June 30, 2006, the Company had cash and cash equivalents of $91,101 and availability under its Credit Facility of $97,500.  Based upon cash on hand, cash expected to be generated from operations and availability under the Credit Facility, the Company expects to have sufficient cash to meet its requirements for at least the next twelve months.

In accordance with its strategic initiatives to enhance shareholder value, the Company is continuing to focus its efforts on the profitability and growth of its core Defense product areas, seeking to maximize operating efficiencies, and exploring the sale of non-core assets.

The Company intends to complement its organic growth strategy for its Defense segment through select acquisitions that broaden its product and service offerings, deepen its capabilities, and allow entry into new markets.  Acquisition candidates may include public and private companies and divisions, subsidiaries and product lines of such companies.  As part of this initiative, the Company acquired ESL in April 2005 and Aerosonde in June 2006.

 As a part of the Company’s strategy to explore the sale of non-core assets, the Company continues its engagement with Imperial Capital, LLC, an investment-banking firm, to act as exclusive financial advisor to assist in exploring strategic alternatives for Detroit Stoker, including a possible sale (the “Transaction”).  The Company continues to explore potential Transactions involving Detroit Stoker.  From time to time, the Company and potential buyers may (i) have discussions regarding a potential Transaction, (ii) negotiate the preliminary terms of a potential Transaction, and (iii) enter into customary non-binding agreements in order to facilitate any such discussions and negotiations.  No assurances can be given regarding whether a Transaction involving Detroit Stoker will occur or the timing or proceeds from any such Transaction.

Sources and Uses of Cash

The following is a discussion of the Company’s major operating, investing, and financing activities for the six month periods ended June 30, 2006 and 2005.  The financial information presented in the table below is summarized from the Company’s Consolidated Condensed Statements of Cash Flows.

	Six Months Ended June 30,
	2006	2005
Operating activities:

Net cash provided by continuing operations	$19,725	$21,252

Net cash used in operating activities by discontinued operations	(1,409)	(2,596)

Net cash provided by operating activities	18,316	18,656

Net cash (used in) provided by investing activities	(10,082)	97,023

Net cash provided by (used in) financing activities	5,371	(122,446)

Increase (decrease) in cash and cash equivalents	$13,605	$(6,767)

Operating Activities

Net cash provided by continuing operations in the six months ended June 30, 2006 decreased $1,527 compared to the six months ended June 30, 2005.  This decrease was generally due to a decrease of $5,377 in operating assets and liabilities mainly due to the timing of milestone billings and payments related to our Shadow 200 TUAS program, partially offset by higher income from continuing operations.

The Company’s cash flows from operations are dependent on the timing of receipts from various U.S. government payment offices and, as a result, may differ from period to period and such differences could be significant.

Net cash used by the discontinued transportation operations in the six months ended June 30, 2006 primarily related to expenses attributable to ongoing litigation involving AAI’s claims under a labor and materials bond, as discussed in Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Note L to the Consolidated Condensed Financial Statements included in part I, Item 1 of this Quarterly Report on Form 10-Q.

Investing Activities

Cash used for the purchase of property and equipment declined by $9,065 in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.  The decrease primarily relates to activities in 2005 that included $6,707 for the purchase and improvement of a building in South Carolina, $2,097 for implementation of AAI’s new enterprise resource planning (“ERP”) system, and $2,747 for Defense facility improvements including $1,323 for enhancements to the UAS production facilities.  The Company anticipates that future requirements will include expenditures incurred during the ordinary course of business.  See “Capital Expenditures” below.

On December 29, 2004, the Company invested $124,619 in U.S. treasury bills maturing February 24, 2005.  On February 23, 2005, the Company redeemed the U.S. treasury bills and received approximately $373 of short-term capital gain thereon, repaid the cash collateral to its broker-dealer together with $444 of related interest charges, and collected the $25,000 deposit plus $86 of accrued interest thereon.

During the six months ended June 30, 2005, the Company invested $12,684 in marketable common stock securities of one entity that are available for sale.

On June 19, 2006, the Company purchased Aerosonde Pty Ltd and Aerosonde North America for $6,556, net of cash acquired.  On April 4, 2005, the Company purchased ESL Defence Limited, for $9,883, net of cash acquired.

Net cash provided by investing activities in the six months ended June 30, 2005 included proceeds of $7,555 from the sale of certain undeveloped property adjacent to the Company’s Hunt Valley, MD corporate headquarters.

Financing Activities

The Company’s financing activities in the six months ended June 30, 2006 provided $5,371 of cash, including a decrease in restricted cash of $4,810, proceeds from the exercise of stock options of $2,414, excess tax benefits from stock-based payment arrangements of $1,059, offset by dividends paid of $2,270 and repayment of long-term debt of $642.

The Company’s financing activities in the six months ended June 30, 2005 used $122,446 of cash, including approximately $124,619 for the repayment of collateral received from a securities lending transaction of U.S. treasury bills that were sold concurrently.  In connection with the securities lending transaction, the Company also received the $25,000 refundable deposit from its broker-dealer together with a decrease of $4,046 in required collateral.  Financing activities in 2005 also included $24,978 for the purchase of the Company’s common stock.

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

For a complete description of the Company’s long-term debt, including the terms and conditions of each debt instrument, please see Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The Company was in compliance with all of its covenants under the Credit Facility as of June 30, 2006.

Cash Requirements

Capital Expenditures

The Company expects that capital expenditures in 2006 will be significantly lower than in 2005.

Capital expenditures during the six months ended June 30, 2005 were significantly higher than during the six months ended June 30, 2006 primarily due to the purchase of a facility in Charleston, South Carolina for AAI Services Corporation to support the growth in its operations, enhancements to certain of the Company’s UAS production facilities, including the purchase of new manufacturing equipment to increase production output and efficiency, and implementation of the Company’s ERP System.

As of June 30, 2006, the Company had no significant commitments for capital expenditures.

Other Cash Requirements

During the six months ended June 30, 2006, the Company paid two quarterly cash dividends of $0.10 per share for an aggregate amount of $2,270.  The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company’s corporate strategy, future earnings, operations, capital requirements, and the Company’s financial condition and general business conditions.  Should the Company distribute a cash dividend in any quarterly period in excess of $0.10 per share, the conversion rate provided for in the Indenture governing the 3.75% Convertible Senior Notes would be adjusted.  In addition, the Company’s Credit Facility imposes certain restrictions on the payment of dividends.

The cash required to completely exit the discontinued transportation operation subsequent to June 30, 2006 is expected to be approximately $390 through 2006.  These amounts exclude legal fees expected to be incurred related to claims made by AAI in pursuit of payment under a surety bond (see Note L to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of AAI’s claims).

For additional information regarding the Company’s contingencies, please see the discussion under the heading “Contingent Matters” below.

The Company is currently evaluating the need to contribute cash to the UIC Retirement Pension Plan, and does expect to contribute $935 to the union pension plan in the Energy segment during 2006, of which $208 was funded in the six months ended June 30, 2006.  Further, the Company expects to pay other post-retirement benefits of approximately $2,451 in 2006, of which $1,262 was paid during the six months ended June 30, 2006.

Contingent Matters

Off-Balance Sheet Arrangements

In connection with certain contracts, United Industrial’s operating subsidiaries have committed to certain performance guaranties. The ability to perform under these guaranties may, in part, be dependent on the performance of other parties, including partners and subcontractors. If United Industrial’s operating subsidiaries are unable to meet these performance obligations, the performance guaranties could have a material adverse effect on product margins and the Company’s results of operations, liquidity or financial position. United Industrial’s operating subsidiaries monitor the progress of their partners and subcontractors, and as of June 30, 2006 United Industrial does not believe that the performance of these partners and subcontractors will adversely affect these contracts. No assurances can be given, however, as to the liability of United Industrial’s operating subsidiaries if partners or subcontractors are unable to perform their obligations.

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

Marketable Equity Securities

The Company’s investment in marketable equity securities consist of an investment in common stock of one company in the Aerospace and Defense industry. Unrealized holding gains and losses deemed temporary on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.  If an unrealized holding loss is deemed to be other-than-temporary, such unrealized loss is charged to earnings when identified.  An unrealized loss of $6,074 in the second quarter was recorded in other comprehensive income at June 30, 2006.  Management believes that the magnitude of the unrealized loss is attributable to the June 2006 disclosures of an indictment of the issuer and its chairman and suspension of certain of its plants from receiving U.S. government contracts, and possible delisting of its common stock.  Management evaluated the near-term prospects of the issuer in relation to the severity (at June 30, 2006 the market value was 37% less than the Company’s cost) and duration of the unrealized loss (less than one month).  Based on that evaluation and the Company’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2006.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate

On September 15, 2004, the Company issued and sold $120,000 of 3.75% Convertible Senior Notes.  Several features contained in the indenture governing the 3.75% Convertible Senior Notes are considered embedded derivative instruments and are being accounted for as derivative instruments separate from the host contract (the 3.75% Convertible Senior Notes). The Company will record gains or losses in its Consolidated Condensed Statements of Operations for changes in the fair value of these embedded derivatives.  The aggregate fair value assigned to these embedded derivatives at June 30, 2006 was approximately $489 and $457 at December 31, 2005.  Accordingly, the Company recognized a loss of $32 for the six months ended June 30, 2006 as the result of the change in fair value of the embedded derivatives.

Each of the embedded derivatives may result in certain payments to the holders of the 3.75% Convertible Senior Notes.

There has been no material change in the interest rate market risk or contingent payment features from December 31, 2005 (see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

Foreign Currency

There has been no material changes from December 31, 2005 (see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

Marketable Equity Securities

For a discussion of market risk related to an investment in a marketable equity security of one company see Note F to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 4. - Controls and Procedures

(a)                The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2006.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006 to ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

(b)               There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a)  The Company held its 2006 Annual Meeting of Shareholders on May 18, 2006.

(b)  The following matters were voted upon at the meeting:

(i)   The first item considered was the election of six directors of the Company to serve until the 2007 annual meeting of shareholders, and the results of such voting were as follows:

Nominees	Votes For	Withheld

Thomas A. Corcoran	10,461,887	145,671

Glen M. Kassan	10,458,869	148,689

Warren G. Lichtenstein	10,411,031	196,528

Robert F. Mehmel	10,488,581	118,977

Gen. Richard I. Neal (Ret.)	10,467,892	139,666

Frederick M. Strader	10,488,423	119,135

(ii)          The second item considered was a proposal to approve the 2006 Long Term Incentive Plan, which was approved with 7,397,237 shares voted in favor of such proposal, 887,866 shares voted against such proposal, and holders of 40,052 shares abstaining.

 (iii) The third item considered was a proposal to ratify KPMG LLP as the Company’s independent auditor for 2006, which was approved with 10,542,167 shares voted in favor of such proposal, 37,032 shares voted against such proposal, and holders of 28,358 shares abstaining.

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

UNITED INDUSTRIAL CORPORATION

Date:	August 1, 2006	By:	/s/ James H. Perry
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