Form 10-Q
period 2006-09-30
UNITED INDUSTRIAL CORP /DE/
filed 2006-11-09
CIK 101271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the quarterly period ended September 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,240,539 shares of common stock as of October 27, 2006.

UNITED INDUSTRIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2006	2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$137,722	$77,496
Marketable equity securities	—	11,617
Deposits and restricted cash	—	4,810
Trade receivables, net	65,257	69,284
Inventories	35,925	23,603
Prepaid expenses and other current assets	8,265	9,244
Assets of discontinued operations	12,386	12,428
Total current assets	259,555	208,482
Marketable equity securities	8,711	—
Deferred income taxes	13,527	12,835
Intangible assets, net	9,623	7,946
Goodwill	8,484	3,607
Other assets	6,039	6,602
Insurance receivable - asbestos litigation	20,186	20,186
Property and equipment - net	42,029	44,743
Total assets	$368,154	$304,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$675	$964
Accounts payable	28,865	25,787
Accrued employee compensation and taxes	17,228	17,290
Customer advances	43,750	9,936
Other current liabilities	8,261	10,211
Liabilities of discontinued operations	13,130	13,287
Total current liabilities	111,909	77,475
Long-term debt	120,046	120,723
Post-retirement benefit obligation other than pension	18,612	19,409
Minimum pension liability	33,843	28,448
Accrual for asbestos obligations	31,450	31,450
Other liabilities	2,203	1,374
Total liabilities	318,063	278,879
Shareholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 30,000,000 shares authorized; 11,420,539 and 11,279,379 shares outstanding at September 30, 2006 and December 31, 2005, respectively (net of shares in treasury)	14,374	14,374
Additional capital	85,583	83,799
Retained earnings	61,380	39,724
Treasury stock, at cost; 2,953,609 and 3,094,769 shares at September 30, 2006 and December 31, 2005, respectively	(73,362)	(76,868)
Accumulated other comprehensive loss, net of tax	(37,884)	(35,507)
Total shareholders’ equity	50,091	25,522
Total liabilities and shareholders’ equity	$368,154	$304,401

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$141,599	$126,402	$428,433	$353,878
Operating costs and expenses	129,805	111,366	385,202	313,988
Operating income	11,794	15,036	43,231	39,890
Non-operating income and (expense):
Gain on sale of property	—	—	—	7,152
Interest income	1,391	730	3,572	2,479
Interest expense	(1,578)	(1,424)	(4,403)	(4,642)
Other income (expense), net	187	73	385	962
	—	(621)	(446)	5,951
Income from continuing operations before income taxes	11,794	14,415	42,785	45,841
Provision for income taxes	4,423	5,101	15,986	15,602
Income from continuing operations	7,371	9,314	26,799	30,239
(Loss) income from discontinued operations, net of income tax benefit (provision) of $607 and ($330) for the three months ended September 30, 2006 and 2005 and $930 and ($736) for the nine months ended September 30, 2006 and 2005	(1,125)	112	(1,726)	305
Net income	$6,246	$9,426	$25,073	$30,544

Basic earnings per share:
Income from continuing operations	$0.65	$0.80	$2.36	$2.52
(Loss) income from discontinued operations	(0.10)	0.01	(0.15)	0.02
Net income	$0.55	$0.81	$2.21	$2.54
Diluted earnings per share:
Income from continuing operations	$0.56	$0.68	$1.99	$2.13
(Loss) income from discontinued operations	(0.08)	0.01	(0.12)	0.02
Net income	$0.48	$0.69	$1.87	$2.15

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,073	$30,544
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of taxes	1,726	(305)
Amortization of debt issuance costs and deferred financing costs	949	1,262
Depreciation and amortization	8,568	6,268
Stock-based compensation	1,817	—
Gain on sale of property	—	(7,152)
Deferred income tax (benefit) provision	(1,067)	2,664
Income from equity investment in joint venture	(222)	(166)
Excess tax benefit from stock-based compensation	(1,059)	—
Other — net	151	(403)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	4,027	(11,930)
(Increase) decrease in inventories	(12,072)	2,247
Decrease in prepaid expenses and other current assets	1,559	1,779
Increase (decrease) in accounts payable, accruals and other current liabilities	1,322	(459)
Increase in customer advances	33,814	4,360
Increase in long-term liabilities	5,426	1,929
Net cash provided by operating activities from continuing operations	70,012	30,638
Net cash used in operating activities by discontinued operations	(1,841)	(3,418)
Net cash provided by operating activities	68,171	27,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,152)	(18,278)
Proceeds from sale of available-for-sale securities	—	124,626
Purchase of marketable equity securities	—	(12,780)
Business acquisition, net of cash acquired	(6,701)	(9,883)
Proceeds from sale of property	—	7,555
Net cash (used in) provided by investing activities	(11,853)	91,240

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(966)	(947)
Repayment of collateral received from securities lending transaction	—	(124,619)
Decrease in deposits and restricted cash	4,810	29,033
Proceeds from exercise of stock options	2,414	1,474
Excess tax benefit from stock-based compensation	1,059	—
Dividends paid	(3,409)	(3,705)
Purchase of treasury shares	—	(34,225)
Net cash provided by (used in) financing activities	3,908	(132,989)
Increase (decrease) in cash and cash equivalents	60,226	(14,529)
Cash and cash equivalents at beginning of year	77,496	80,679
Cash and cash equivalents at end of period	$137,722	$66,150

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts, or unless otherwise noted)

Note A - Basis of Presentation and Nature of Operations

The accompanying Consolidated Condensed Financial Statements of United Industrial Corporation (“United Industrial”) and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Note B - New Accounting Prouncement

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) was issued.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company is currently evaluating the impact of FIN 48 on its results of operations, financial condition or cash flows.

In September 2006, Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“SFAS No. 158”) was issued and is effective for the year ended December 31, 2006.  Under SFAS No. 158, the Company will be required to initially recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income.  Upon adoption of SFAS No. 158, plan assets and benefit obligations may continue to be measured as of a date not more than three months prior to the balance sheet date. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently in the process of assessing the impact the adoption of SFAS 158 will have on its financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. The guidance is effective for the first fiscal period ending after November 15, 2006. Upon adoption the Company does not expect SAB No. 108 to have a material effect on its results of operations, financial condition or cash flows.

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

	Defense	Energy	Other	Totals
Three Months Ended September 30, 2006
Net sales	$131,350	$10,249	$—	$141,599
Operating costs and expenses	121,308	7,973	524	129,805
Operating income (loss)	10,042	2,276	(524)	11,794
Income from equity investment in joint venture	9	—	—	9
Interest income (expense), net	38	205	(430)	(187)
Depreciation and amortization expense	3,071	49	—	3,120
Income (loss) from continuing operations before income taxes	10,207	2,573	(986)	11,794

	Defense	Energy	Other	Totals
Three Months Ended September 30, 2005
Net sales	$116,815	$9,587	$—	$126,402
Operating costs and expenses	103,080	8,302	(16)	111,366
Operating income	13,735	1,285	16	15,036
Income from equity investment in joint venture	114	—	—	114
Interest income (expense), net	104	61	(859)	(694)
Depreciation and amortization expense	2,185	73	—	2,258
Income (loss) from continuing operations before income taxes	13,794	1,386	(765)	14,415

	Defense	Energy	Other	Totals
Nine Months Ended September 30, 2006
Net sales	$397,451	$30,982	$—	$428,433
Operating costs and expenses	360,267	23,714	1,221	385,202
Operating income (loss)	37,184	7,268	(1,221)	43,231
Income from equity investment in joint venture	222	—	—	222
Interest income (expense), net	530	528	(1,889)	(831)
Depreciation and amortization expense	8,425	143	—	8,568
Income (loss) from continuing operations before income taxes	38,039	7,918	(3,172)	42,785

	Defense	Energy	Other	Totals
Nine Months Ended September 30, 2005
Net sales	$328,586	$25,292	$—	$353,878
Operating costs and expenses	291,032	23,004	(48)	313,988
Operating income	37,554	2,288	48	39,890
Income from equity investment in joint venture	166	—	—	166
Interest income (expense), net	220	146	(2,529)	(2,163)
Depreciation and amortization expense	6,045	223	—	6,268
Income (loss) from continuing operations before income taxes	45,453	2,474	(2,086)	45,841

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

Options to purchase 131,500 shares of the Company’s Common Stock for both the three and nine months ended September 30, 2006, and options to purchase 189,000 shares of the Company’s Common Stock for the nine months ended September 30, 2005 were not included in the computation of diluted earnings per share because their impact would be anti-dilutive.

Basic and diluted earnings per share amounts were computed as follows:

	Three Months Ended September 30,
	2006			2005
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic Earnings Per Share
Income from continuing operations	$7,371	11,420,539	$0.65	$9,314	11,652,025	$0.80

Effect of Dilutive Securities
Stock Options	—	356,646		—	286,421
3.75% Convertible Senior Notes	911	3,058,356		855	3,058,356
Diluted Earnings Per Share
Income from continuing operations	$8,282	14,835,541	$0.56	$10,169	14,996,802	$0.68

	Nine Months Ended September 30,
	2006			2005
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic Earnings Per Share
Income from continuing operations	$26,799	11,370,735	$2.36	$30,239	12,012,831	$2.52

Effect of Dilutive Securities
Stock Options	—	396,376		—	272,127
3.75% Convertible Senior Notes	2,713	3,058,356		2,449	3,058,356
Diluted Earnings Per Share
Income from continuing operations	$29,512	14,825,467	$1.99	$32,688	15,343,314	$2.13

Note E - Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 Revised, Accounting for Stock-Based Compensation (“SFAS 123R”) on January 1, 2006, using the modified prospective method.  Under that transition method, compensation cost is recognized for all awards granted after the effective date, and to all awards modified, repurchased, or cancelled after that date.  In addition, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated and reported in the pro forma disclosures under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”).  Stock-based compensation expense of $674 and $1,817 was recorded in operating costs and expenses included in operating income for the three and nine months ended September 31, 2006, respectively.  In accordance with the modified prospective adoption method of SFAS 123R, financial results for the prior periods have not been restated.  Based on the number of unvested outstanding awards at September 30, 2006, the effect of adopting SFAS No. 123R is the recording of compensation cost for the year ended December 31, 2006, of approximately $2,518 before tax.  Additional compensation cost will be recognized as new options are awarded.  The Company has not made any material modifications to its stock-based compensation plans as the result of the issuance of SFAS No. 123R.  The Company calculated the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123(R) (APIC pool) based on information about the amounts that would have qualified as excess tax benefits had the Company adopted Statement 123 for recognition purposes prior to January 1, 2006.  The Company did not elect the alternative transition method FASB Staff Position FAS 123(R)-3: Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards, to account for the tax effects of share-based payment awards to employees.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related implementation guidance, whereby compensation cost for stock options was recognized in earnings based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock.  Had compensation cost been determined consistent with the fair value method set forth under SFAS No. 123, for all awards under the plans, income and earnings per share from continuing operations would have decreased to the pro forma amounts indicated below for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Income from continuing operations:
As reported	$9,314	$30,239
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of tax	(198)	(665)

Pro forma income from continuing operations determined under the fair value based method, net of tax	$9,116	$29,574

Earnings per share from continuing operations:

As reported:
Basic	$0.80	$2.52
Diluted	0.68	2.13
Pro forma:
Basic	$0.78	$2.46
Diluted	0.66	2.09

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

The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2006 Plan is 1,787,204 shares, of which 1,034,704 shares are in respect of the Prior Awards.  Shares issued under the 2006 Plan may be authorized and unissued shares or previously issued shares acquired or to be acquired by the Company and held in its treasury. As of September 30, 2006, the Company had not awarded any equity-based compensation under the 2006 Plan other than stock options.  Under the 2006 Plan, the exercise price for each share subject to a stock option granted may not be less than 100% of the market value of the common stock on the date the stock option is granted.

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

Under the 2004 Plan and the 1994 Plan (collectively, the “Prior Employee Option Plans”), the exercise price for each share subject to a stock option may not be less than 100% of the market value of the common stock on the date the stock option was granted.  Stock options granted under the Prior Employee Option Plans are exercisable over a period determined by the Board of Directors, but no longer than ten years after the date they are granted under the 1994 Plan and five years for the 2004 Plan.  Stock options granted under the Prior Employee Option Plans generally vest in three equal installments on the first, second and third anniversaries of the date of grant. Under the Prior Employee Plans, upon change in control (as defined in the plan) all outstanding stock options become immediately exercisable.  In addition, at the discretion of the Compensation Committee, such stock option may be terminated for an amount equal to the excess of the price of the Company’s common stock paid in a change in control over the exercise price of the stock option.

Under the 1996 Stock Option Plan for Non-Employee Directors, as amended (the “1996 Plan”), the exercise price for each share subject to a stock option granted may not be less than 100% of the market value of the common stock on the date the stock option was granted.  With the exception of two grants, stock options granted under the 1996 Plan are exercisable up to one-third as of the grant date of the stock option, and up to an additional one-third as of the date of each subsequent annual meeting of shareholders.  Stock options granted pursuant to the 1996 Plan prior to April 8, 2004 expire and are no longer exercisable after ten years from the date of grant, and, as the result of an amendment to the 1996 Plan during 2004, stock options granted after April 8, 2004 expire after five years from the date of grant. Pursuant to the 1996 Plan, Eligible Directors (as defined in the 1996 Plan) were granted a stock option to purchase 15,000 shares of common stock upon initial appointment to the Board of Directors.  Thereafter, each Eligible Director received further automatic grants of a stock option to purchase 15,000 shares of common stock on the date of the third annual shareholders’ meeting following the date of the last grant under the 1996 Plan provided the director continued in office following the annual meeting. Upon a change in control (as defined in the 1996 Plan), all outstanding stock options become immediately exercisable, and upon the occurrence of certain change in control events, immediately terminate and entitle the holder to an amount equal to the excess of the price of the Company’s common stock paid in a change in control over the exercise price of the stock option.

In connection with the adoption of the 2006 Plan by the Board of Directors in March 2006, the Board of Directors amended the 1996 Plan to provide for a final award under the 1996 Plan of a fully exercisable stock option to purchase 5,000 shares to two directors re-elected at the 2006 annual meeting of shareholders who otherwise would have received automatic grants for 15,000 shares exercisable under the old formula described above.

A summary of stock option activity under all plans is as follows:

	Number of Shares (in thousands)	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs)	Weighted - Average Exercise Price

Balance at December 31, 2005	945	—	—	$20.73
Granted	214	—	—	$51.90
Exercised	(141)	—	—	$17.10
Cancelled	(6)	—	—	$37.92
Balance at September 30, 2006	1,012	$26,280	4.97	$27.74

Exercisable at September 30, 2006	596	$20,650	5.09	$18.84
Unexercisable at September 30, 2006	416	$5,630	4.80	$40.47
Available for future grants	775

A summary of nonvested stock option activity under all plans is as follows:

	Number of Shares (in thousands)	Weighted - Average Grant Date Fair Value

Nonvested at January 1, 2006	366	$9.29
Granted	214	$18.15
Vested	(158)	$9.10
Cancelled	(6)	$12.83
Nonvested at September 30, 2006	416	$13.87

As of September 30, 2006, there was $4,411 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over a three year period.

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

Note F - Marketable Equity Securities

The Company’s investment in marketable equity securities consists of an investment in common stock of one company in the Aerospace and Defense industry. Unrealized holding gains and losses deemed temporary on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.  If an unrealized holding loss is deemed to be other-than-temporary, such unrealized loss is charged to earnings when identified. The Company’s basis in the investment is $12,602.  An unrealized gain of $824 in the third quarter was recorded in other comprehensive income at September 30, 2006.  At September 30, 2006 the cumulative net unrealized loss recorded in other comprehensive income was $3,890.  In June 2006, the investee company disclosed the indictment of the investee company and its chairman and suspension of certain of its plants from receiving U.S. government contracts, and possible delisting of its common stock.  Management believes that the disclosure by the investee Company caused the significant devaluation of their common stock and resulted in the recording at June 30, 2006 of an unrealized loss of $6,074 in the second quarter in other comprehensive income.  In September 2006, the investee company announced that its company stock will not be delisted.  In October 2006, the investee company announced that the suspension of certain of its plants from receiving U.S. government contracts had been lifted.  Management continues to evaluate the financial stability of the investee Company in relation to the severity and duration of the unrealized loss.  Based on that evaluation and the Company’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2006.

Note G - Supplemental Balance Sheet and Cash Flow Information

Inventories consisted of the following components:

	September 30,	December 31,
	2006	2005
Finished goods and work-in-process	$32,528	$21,601
Materials and supplies	3,397	2,002
Total inventories	$35,925	$23,603

Cash paid for Federal income taxes during the nine months ended September 30, 2006 and 2005 was $14,690 and $10,100, respectively. Cash paid for interest during the nine months ended September 30, 2006 and 2005 was $4,776 and $4,550, respectively.

Note H - Pension and Other Post-retirement Benefits

The following table provides the components of net periodic pension benefit cost for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Service cost	$913	$819	$3,297	$2,437
Interest cost	2,697	2,576	7,929	7,733
Expected return on plan assets	(3,123)	(3,213)	(9,538)	(9,632)
Net amortization and deferral:
Amortization of prior service cost	157	69	521	207
Amortization of actuarial loss	1,440	1,019	3,964	3,128
Net periodic pension benefit cost	$2,084	$1,270	$6,173	$3,873

The following table provides the components of post-retirement benefit obligation cost other than pension for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Service cost	$43	$48	$130	$143
Interest cost	307	297	923	890
Net amortization and deferral:
Amortization of prior service cost	(3)	(5)	(10)	(14)
Amortization of actuarial loss	38	3	113	9
Other post-retirement benefit cost	$385	$343	$1,156	$1,028

The following table provides the Company’s contributions to and benefits paid under pension and post-retirement benefit plans for the nine months ended September 30, 2006 and 2005:

	Pension Benefits Nine Months Ended September 30,		Post-retirement Benefit Obligation Other Than Pension Nine Months Ended September 30,
	2006	2005	2006	2005

Expected fiscal year contributions reported at the end of the prior year:
Employer	$935	$244	$2,689	$3,007
Employee	—	—	—	—
	935	244	2,689	3,007

Actual contributions made in the current year	779	193	2,210	2,347
Remaining contributions expected to be made in the current year	1,326	51	387	752
Total expected current year contributions	2,105	244	2,597	3,099
Difference from expectations at end of the prior year	$1,170	$—	$(92)	$92

Note I - Comprehensive Income

The following table sets forth the components of other comprehensive income and total comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income	$6,246	$9,426	$25,073	$30,544

Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	824	179	(3,251)	334
Gain (loss) on foreign currency translation	380	(176)	874	(418)
Total comprehensive income	$7,450	$9,429	$22,696	$30,460

Note J - Acquisitions

On June 19, 2006, the Company acquired Aerosonde in stock purchase transactions for an aggregate purchase price of $6,701 net of cash acquired, with additional consideration payable upon the achievement of certain milestones.  The operating results of Aerosonde have been included in the consolidated financial statements of the Company since June 19, 2006.  The purchase price for the stock of Aerosonde has been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as Goodwill.  The estimates related to the acquisition are still preliminary at September 30, 2006.  The Company is awaiting the completion of the final identification and valuation of intangible assets acquired.

At June 19, 2006

Cash and equivalents	80
Current assets	856
Property and equipment	179
Intangible assets	2,029
Goodwill	4,578
Total assets acquired	7,722

Current liabilities	1,131
Total liabilities assumed	1,131
Net assets acquired	6,591

Note K - Discontinued Transportation Operations

In December 2001, a decision was made to discontinue the Transportation business. Further, the Company ceased to accept new transportation business at that time.  It was decided that AAI would sell all or part of the Transportation business and “runoff” the operations for any remaining contractual obligations.  As of September 30, 2006, the Company’s discontinued Transportation operation consists primarily of its investment in Electric Transit, Inc. (“ETI”).  AAI owns a 35% interest in the shares of ETI, with the remaining 65% owned by a Czech company, Skoda a.s. (“Skoda”).  As of April 22, 2006, AAI’s guarantee of certain of ETI’s obligations regarding the last remaining active production contract expired, thereby concluding AAI’s commitment to ETI.

Following Skoda’s bankruptcy declaration in 2001 in the Czech Republic, effective as of 2002, AAI began recording 100%, instead of 35%, of ETI’s losses and income in accordance with the equity method of accounting applicable to minority shareholders.  The Company has determined that ETI is a variable interest entity, for which the Company is the primary beneficiary, in accordance with the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51  (“FIN 46R”), which became effective for years beginning after December 31, 2002.  The financial statements for ETI have been consolidated for all years presented.  Prior to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company accounted for its investment in ETI under the equity method.  The Company accounts for its remaining Transportation operations as discontinued operations, including the consolidation of ETI as a variable interest entity.

Summary results of the discontinued Transportation operations, which have been reported separately as (loss) income from discontinued operations in the accompanying Consolidated Statements of Operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Sales	$354	$17	$1,193	$1,049
Cost of sales	(144)	985	(290)	2,203
General and administrative	(1,930)	(540)	(3,514)	(2,164)
Other expense	(12)	(20)	(45)	(47)
(Loss) income before income taxes	(1,732)	442	(2,656)	1,041
Benefit from (provision for) income taxes	607	(330)	930	(736)
(Loss) income from discontinued transportation operations, net of income taxes	$(1,125)	$112	$(1,726)	$305

During 2005, ETI was able to favorably resolve certain operational risks associated with the execution of its last remaining program.  ETI reported net income for the three and nine months ended September 30, 2006 of approximately $21 and $363, respectively, offset by $1,753 and $3,019 of general and administrative expenses incurred by the Company’s discontinued Transportation operations attributable to ongoing litigation involving AAI’s claims under a labor and materials bond.  ETI reported net income for the three and nine months ended September 30, 2005 of approximately $928 and $2,893, respectively offset by $486 and $1,852 of general and administrative expenses incurred by the Company’s discontinued Transportation operations, consisting primarily of professional fees related to the bond claim litigation.

The following table provides the sources and uses of net cash flows for the discontinued Transportation operations, which are aggregated and reported separately as Net cash used in operating activities by discontinued operations in the accompanying Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2006	2005

Net (loss) income	$(1,726)	$305
Changes in operating assets and liabilities	(484)	(5,390)
Deferred income taxes	369	1,667
Net cash used in operating activities by discontinued operations	$(1,841)	$(3,418)

There were no cash flows from financing or investing activities by the discontinued Transportation operations in the nine months ended September 30, 2006 and 2005.

Assets and liabilities of the discontinued Transportation operation, which have been reported and summarized in the accompanying Consolidated Balance Sheets as Assets and Liabilities of discontinued operations, respectively, were as follows:

	September 30,	December 31,
	2006	2005

Current Assets:
Cash	$785	$606
Trade receivables	339	103
Prepaid expenses and other current assets	62	150
Deferred income taxes	11,200	11,569
	$12,386	$12,428

Current Liabilities:
Accounts payable	691	256
Accrued employee compensation and taxes	125	159
Other current liabilities	12,077	11,270
Accrual for contract losses	237	1,602
	$13,130	$13,287

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

Cases involving United Industrial and Detroit Stoker typically name 80 to 100 defendants. As of September 30, 2006, United Industrial and Detroit Stoker have not gone to trial with respect to any asbestos-related personal injury claims, although there is no assurance that trials may not occur in the future. Accordingly, as of September 30, 2006, neither United Industrial nor Detroit Stoker have been required to pay any punitive damage awards, although there can be no assurance this might not occur in the future. In addition, as of September 30, 2006, some previously pending claims have been settled or dismissed (with or without prejudice).  There is no assurance, however, that dismissals and settlements will occur at the same rate, if at all, or that claims that have been dismissed without prejudice will not be re-filed.

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

Based on the assumptions employed by and the report prepared by the insurance consultant, other variables, and the report prepared by the asbestos liability consultant, which is discussed below, the Company recorded an estimated insurance recovery as of December 31, 2005, of $20,186 reflecting the estimate determined to be probable of being available to mitigate United Industrial’s and Detroit Stoker’s potential asbestos liability through 2015, and as of December 31, 2002, of

$20,343, reflecting the estimate determined to be probable of being available to mitigate United Industrial’s and Detroit Stoker’s potential asbestos liability through 2012.  The Company continuously evaluates this insurance receivable and believes it is appropriately valued at September 30, 2006.

Quantitative Claims Information

As of September 30, 2006, United Industrial and/or Detroit Stoker were named in asbestos litigation pending in Arkansas, California, Louisiana, Michigan, Minnesota, Mississippi, New Jersey, New York, North Dakota and Rhode Island. As of September 30, 2006, there were approximately 6,911 total pending claims asserted in law suits, compared to approximately 11,059 pending claims asserted in lawsuits as of December 31, 2005 and approximately 12,897 pending claims as of September 30, 2005.  The decrease in claims was primarily attributable to dismissal of cases initially brought in Mississippi in 2002-2003.  In 2004, Detroit Stoker was named as a defendant in two cases in Arkansas alleging personal injuries to one and approximately 199 plaintiffs (subsequently reduced to 37), respectively, as a result of silica and/or refractory ceramic fiber exposure, in addition to asbestos exposure.  The pleadings in these two cases name approximately 32 and 68 defendants, respectively.  Because claims are often filed and disposed of by dismissal or settlement in large numbers, the amount and timing of settlements and the number of open claims during a particular period can fluctuate from period to period and may not be indicative of the trend in future claims, settlements or dismissals. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought. In addition, the direct asbestos-related expenses of United Industrial and Detroit Stoker for defense and indemnity for the past five years were not material.

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

Based on the assumptions and results reflected in the 2005 and 2003 reports prepared by the asbestos liability consultant and other variables, the Company recorded an undiscounted liability for its best estimate of liabilities for asbestos-related matters in the amount of $31,450 as of September 30, 2006 and $ 31,852 as of September 30, 2005, respectively, including damages and defense costs, and its insurance receivables for asbestos-related liabilities were $20,186 and $20,343 at September 30, 2006 and 2005, respectively.  These figures reflect the Company’s policy of maintaining a ten-year estimate of future liability, the period in which such costs are deemed to be reasonably estimable.

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

In 1996, United Industrial entered into a consent decree with ADEQ. Pursuant to the consent decree, United Industrial is required to complete a Remedial Investigation/Feasibility Study (“RI/FS”), pay $125 for past response costs, pay quarterly Arizona oversight costs (averaging less than $13 annually) and pay $125 for future response costs plus a graduated percentage of the cleanup costs for the site if those costs are in excess of $10,000 but less than $40,000.  United Industrial’s liability for future response costs under the consent decree is capped at $1,780 in addition to the $125 that United Industrial has already paid. In connection with the RI/FS, United Industrial has retained and is paying for an environmental consultant.  The Remedial Investigation was submitted to ADEQ for approval on March 31, 2004 and was approved by ADEQ on August 9, 2004.  In March 2005, ADEQ issued its Proposed Remedial Objectives Report for public comment.  ADEQ received no substantive comments regarding the report, and in May 2005, ADEQ issued its final Remedial Objectives Report.  United Industrial is required to submit to ADEQ a Feasibility Study and Proposed Remedies to meet ADEQ’s May 2005 Remedial Objectives.   Management believes it will reach closure with ADEQ on all RI/FS issues on an acceptable basis to United Industrial following approval of the Feasibility Study.  No assurances can be given, however, as to the actual extent to which United Industrial may be determined to have further liability, if at all.  Management believes it is appropriately accrued for this matter.

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

PERFORMANCE GUARANTIES

In connection with certain contracts, United Industrial’s operating subsidiaries have committed to certain performance guaranties existing at September 30, 2006. The ability to perform under these guaranties may, in part, be dependent on the performance of other parties, including partners and subcontractors. If United Industrial’s operating subsidiaries are unable to meet these performance obligations, the performance guaranties could have a material adverse effect on profit margins and the Company’s results of operations, liquidity or financial position. United Industrial’s operating subsidiaries monitor the progress of their partners and subcontractors, and United Industrial and its operating subsidiaries do not believe that the performance of these partners and subcontractors will adversely affect these contracts.  No assurances can be given, however, as to the liability of United Industrial’s operating subsidiaries if partners or subcontractors are unable to perform their obligations.

DISCONTINUED TRANSPORTATION OPERATIONS

MUNI Contract

In connection with the discontinued Transportation operations, AAI owns 35% of ETI.  Skoda, a Czech company, owns the remaining 65% of ETI.  One of ETI’s contracts involved the design and manufacture of 273 electric trolley buses (“ETBs”) for the San Francisco Municipal Railway (MUNI). In executing its contract with MUNI, ETI entered into subcontracts with AAI, certain Skoda operating affiliates and others.

As originally required by MUNI, ETI obtained a surety bond to guaranty payment to all those providing labor and materials to ETI in furtherance of its performance under the MUNI contract.  AAI agreed to indemnify the surety, if necessary, for up to $14,800 on this labor and materials bond, representing 35% of the original face value of the bond (in proportion to AAI’s equity interest in ETI). On November 18, 2003, AAI made a claim against the labor and materials bond for unpaid receivables in connection with AAI’s MUNI subcontract from ETI, totaling in excess of $47,000, the maximum penal sum of the labor and materials bond. AAI’s payment rights under the labor and materials bond (among other claims) are currently at issue in a case before the United States District Court for the Northern District of California.  Prior to final adjudication of this case, there can be no assurances as to the amount or timing of a recovery by AAI, if any, on its claim on the labor and materials bond.  To date no amount of recovery has been recorded.

Note M - Dividends

The Company’s Board of Directors declared a dividend of $0.10 per share on its common stock during each quarter of the nine months ended September 30, 2006 and 2005.

For the quarter ended	Total amount dividends paid	Date dividends were paid
September 30, 2006	$1,139	August 18, 2006
June 30, 2006	$1,139	May 25, 2006
March 31, 2006	$1,131	March 27, 2006
September 30, 2005	$1,239	August 31, 2005
June 30, 2005	$1,234	May 30, 2005
March 31, 2005	$1,230	March 31, 2005

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

Note O - 3.75% Convertible Senior Notes

The holders of the 3.75% Convertible Senior Notes due 2024 (“Senior Notes”) can convert their Senior Notes into shares of UIC common stock during the next calendar quarter from October 1, 2006 through December 31, 2006.  This event was triggered by the Company’s stock price remaining above $47.09 (120% of the initial conversion price) for at least 20 consecutive trading days during the last 30 trading days of the quarter ended September 30, 2006.

Note P - Supplemental Guarantor Information

In September 2004, United Industrial issued and sold $120,000 aggregate principal amount of 3.75% Convertible Senior Notes, which are fully and unconditionally guarantied by AAI.  The 3.75% Convertible Senior Notes are not guarantied by Detroit Stoker.  The following condensed consolidating financial information sets forth supplemental information for United Industrial, the parent company, AAI, the guarantor subsidiary, and Detroit Stoker, the non-guarantor subsidiary, as of September 30, 2006 and December 31, 2005, and for the three month and nine month periods ended September 30, 2006 and 2005.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2006
 (Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

ASSETS
Current Assets
Cash and cash equivalents	$95,878	$22,025	$19,819	$—	$137,722
Trade receivables, net	624	62,322	2,311	—	65,257
Inventories	—	32,955	2,970	—	35,925
Other current assets	1,010	6,502	819	(66)	8,265
Assets of discontinued operations	—	12,386	—	—	12,386
Total current assets	97,512	136,190	25,919	(66)	259,555
Insurance receivable — asbestos litigation	—	—	20,186	—	20,186
Property and equipment, net	—	40,514	1,515	—	42,029
Other assets	11,649	41,581	10,775	(17,621)	46,384
Intercompany receivables	—	210	—	(210)	—
Investment in consolidated subsidiaries	119,842	—	—	(119,842)	—
	$229,003	$218,495	$58,395	$(137,739)	$368,154

LIABILITIES AND SHAREHOLDERS’EQUITY
Current portion of long-term debt	$—	$675	$—	$—	$675
Other current liabilities	3,504	123,044	6,133	(34, 577)	98,104
Liabilities of discontinued operations	—	13,130	—	—	13,130
Total current liabilities	3,504	136,849	6,133	(34,577)	111,909
Long-term debt	120,000	46	—	—	120,046
Accrual for asbestos obligation	—	—	31,450	—	31,450
Other long-term liabilities	4,248	56,521	11,509	(17,620)	54,658
Intercompany (receivables) payables	84,236	(118,859)	298	34,325	—
Shareholders’ equity (deficit)	17,015	143,938	9,005	(119,867)	50,091
	$229,003	$218,495	$58,395	$(137,739)	$368,154

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2005

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

ASSETS
Current assets:
Cash and cash equivalents	$54,365	$8,768	$14,363	$—	$77,496
Marketable equity securities	11,617	—	—	—	11,617
Deposits and restricted cash	—	4,810	—	—	4,810
Trade receivables, net	311	64,487	4,486	—	69,284
Inventories	—	21,186	2,417	—	23,603
Other current assets	1,151	7,330	828	(65)	9,244
Assets of discontinued operations	—	12,428	—	—	12,428
Total current assets	67,444	119,009	22,094	(65)	208,482
Insurance receivable - asbestos litigation	—	—	20,186	—	20,186
Property and equipment, net	—	43,128	1,615	—	44,743
Other assets	9,309	34,952	4,852	(18,123)	30,990
Intercompany receivables	—	508	—	(508)	—
Investment in consolidated subsidiaries	118,968	—	—	(118,968)	—
	$195,721	$197,597	$48,747	$(137,664)	$304,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$964	$—	$—	$964
Other current liabilities	5,020	72,582	6,564	(20,942)	63,224
Liabilities of discontinued operations	—	13,287	—	—	13,287
Total current liabilities	5,020	86,833	6,564	(20,942)	77,475
Long-term debt	120,000	723			120,723
Accrual for asbestos obligation	—	—	31,450	—	31,450
Other long-term liabilities	3,260	52,305	11,789	(18,123)	49,231
Intercompany (receivables) payables	41,617	(62,622)	612	20,393	—
Shareholders’ equity (deficit)	25,824	120,358	(1,668)	(118,992)	25,522
	$195,721	$197,597	$48,747	$(137,664)	$304,401

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2006
 (Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

Net sales	$—	$131,350	$10,249	$—	$141,599
Operating costs and expenses	524	121,308	7,973	—	129,805
Total operating income	(524)	10,042	2,276	—	11,794

Non-operating income and (expense):
Interest income	930	245	216	—	1,391
Interest expense	(1,371)	(207)	—	—	(1,578)
Intercompany interest income (expense)	11	—	(11)	—	—
Other income (expense) - net	(32)	127	92	—	187
	(462)	165	297	—	—
(Loss) income from continuing operations before income taxes	(986)	10,207	2,573	—	11,794
Benefit from (provision for) income taxes	161	(3,650)	(934)	—	(4,423)
(Loss) income from continuing operations	(825)	6,557	1,639	—	7,371
Loss from discontinued operations - net of income tax benefit	—	(1,125)	—	—	(1,125)
Income from investment in subsidiaries	7,071	—	—	(7,071)	—
Net income (loss)	$6,246	$5,432	$1,639	$(7,071)	$6,246

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2005
 (Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

Net sales	$—	$116,815	$9,587	$—	$126,402
Operating costs and expenses (income)	(16)	103,080	8,302	—	111,366
Total operating income	16	13,735	1,285	—	15,036

Non-operating income and (expense):
Interest income	510	156	64	—	730
Interest expense	(1,371)	(52)	(1)	—	(1,424)
Intercompany interest income (expense)	2	—	(2)	—	—
Other income (expense) - net	78	(45)	40	—	73
	(781)	59	101	—	(621)
(Loss) income from continuing operations before income taxes	(765)	13,794	1,386	—	14,415
Benefit from (provision for) income taxes	255	(4,891)	(465)	—	(5,101)
(Loss) income from continuing operations	(510)	8,903	921	—	9,314
Income from discontinued operations - net of income tax benefit	—	112	—	—	112
Income from investment in subsidiaries	9,936	—	—	(9,936)	—
Net income (loss)	$9,426	$9,015	$921	$(9,936)	$9,426

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2006
 (Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

Net sales	$—	$397,451	$30,982	$—	$428,433
Operating costs and expenses	1,221	360,267	23,714	—	385,202
Total operating (loss) income	(1,221)	37,184	7,268	—	43,231

Non-operating income and (expense):
Interest income	2,186	822	564	—	3,572
Interest expense	(4,111)	(292)	—	—	(4,403)
Intercompany interest income (expense)	36	—	(36)	—	—
Other income (expense) - net	(62)	325	122	—	385
	(1,951)	855	650	—	(446)
(Loss) income from continuing operations before income taxes	(3,172)	38, 039	7,918	—	42,785
Benefit from (provision for) income taxes	501	(13,607)	(2,880)	—	(15,986)
(Loss) income from continuing operations	(2,671)	24,432	5,038	—	26,799
Loss from discontinued operations - net of income tax benefit	—	(1,726)	—	—	(1,726)
Income from investment in subsidiaries	27,744	—	—	(27,744)	—
Net income (loss)	$25,073	$22,706	$5,038	$(27,744)	$25,073

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2005
 (Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

Net sales	$—	$328,586	$25,292	$—	$353,878
Operating costs and expenses (income)	(48)	291,032	23,004	—	313,988
Total operating income	48	37,554	2,288	—	39,890

Non-operating income and (expense):
Interest income	1,946	382	151	—	2,479
Interest expense	(4,479)	(162)	(1)	—	(4,642)
Intercompany interest income (expense)	4	—	(4)	—	—
Other income - net	395	7,679	40	—	8,114
	(2,134)	7,899	186	—	5,951
(Loss) income from continuing operations before income taxes	(2,086)	45,453	2,474	—	45,841
Benefit from (provision for) income taxes	697	(15,466)	(833)	—	(15,602)
(Loss) income from continuing operations	(1,389)	29,987	1,641	—	30,239
Income from discontinued operations - net of income tax provision	—	305	—	—	305
Income from investment in subsidiaries	31,933	—	—	(31,933)	—
Net income (loss)	$30,544	$30,292	$1,641	$(31,933)	$30,544

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006
 (Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

OPERATING ACTIVITIES:
Cash flows provided by continuing operations	$41,449	$23,065	$5,498	$—	$70,012
Cash flows used in operating activities by discontinued operations	—	(1,841)	—	—	(1,841)
Net cash provided by operating activities	41,449	21,224	5,498	—	68,171

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,110)	(42)	—	(5,152)
Business acquisition, net of cash acquired	—	(6,701)	—	—	(6,701)
Net cash used in investing activities	—	(11,811)	(42)	—	(11,853)

FINANCING ACTIVITIES:
Repayment of long-term debt	—	(966)	—	—	(966)
Proceeds from exercise of stock options	2,414	—	—	—	2,414
Excess benefit from stock-based compensation	1,059	—	—	—	1,059
Dividends paid	(3,409)	—	—	—	(3,409)
Decrease in deposits and restricted cash	—	4,810	—	—	4,810
Net cash provided by financing activities	64	3,844	—	—	3,908

Increase in cash and cash equivalents	41,513	13,257	5,456	—	60,226
Cash and cash equivalents at beginning of year	54,365	8,768	14,363	—	77,496
Cash and cash equivalents at end of period	$95,878	$22,025	$19,819	$—	$137,722

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005
 (Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

OPERATING ACTIVITIES:
Cash flows (used in) provided by continuing operations	$(11,637)	$39,920	$2,355	$—	$30,638
Cash flows used in operating activities by discontinued operations	—	(3,418)	—	—	(3,418)
Net cash (used in) provided by operating activities	(11,637)	36,502	2,355	—	27,220

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(18,185)	(93)	—	(18,278)
Proceeds from sale of available for sale securities	124,626	—	—	—	124,626
Investment in marketable equity securities	(12,780)	—	—	—	(12,780)
Business acquisition net of cash acquired	—	(9,883)	—	—	(9,883)
Proceeds from sale of property	—	7,555	—	—	7,555
Net cash provided by (used in) investing activities	111,846	(20,513)	(93)	—	91,240

FINANCING ACTIVITIES:
Repayment of collateral received from securities lending transaction	(124,619)	—	—	—	(124,619)
Repayment of long-term debt	—	(947)	—	—	(947)
Proceeds from exercise of stock options	1,474	—	—	—	1,474
Dividends paid	(3,705)	—	—	—	(3,705)
Decrease in deposits and restricted cash	25,000	4,033	—	—	29,033
Purchase of treasury shares	(34,225)				(34,225)
Intercompany activities	88,072	(88,072)	—	—	—
Net cash used in financing activities	(48,003)	(84,986)	—	—	(132,989)

Increase (decrease) in cash and cash equivalents	52,206	(68,997)	2,262	—	(14,529)
Cash and cash equivalents at beginning of year	129	72,269	8,281	—	80,679
Cash and cash equivalents at end of period	$52,335	$3,272	$10,543	$—	$66,150

Note Q - Subsequent Event

On November 7, 2006, AAI Services Corporation, a wholly owned subsidiary of AAI, entered into a definitive agreement to acquire Texas-based McTurbine, Inc., for a cash purchase price of $31,000 subject to increase or decrease based upon the closing net worth of McTurbine.  Ten percent of the closing purchase price will be placed in escrow for a period of eighteen months to fulfill indemnification obligations.  The acquisition is subject to customary conditions, and is expected to close in November.  McTurbine is an aerospace industry leader in the maintenance, repair, and overhaul of military helicopter engines. McTurbine is an authorized service center for Honeywell and Goodrich Corporation, providing overhauls of T53 and T55 turboshaft helicopter engines, as well as T53 fuel control units and governors. Located near the Corpus Christi Army Depot, McTurbine blends commercially licensed airframe and aviation power plant mechanics with experienced former depot personnel.

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

•                  U.S. and foreign military budget constraints and determinations;

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

•                  the integration of acquisitions;

•                  legislative or regulatory actions impacting the Company’s Defense and Energy segments and discontinued Transportation operations;

•                  changing priorities or reductions in the U.S. Government’s defense budget including those related to Operation Iraqi Freedom (“OIF”); and

•                  contract continuation and future contract awards.

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

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and the discussion included in its Annual Report on Form 10-K for the year ended December 31, 2005.

Acquisitions

On June 19, 2006, the Company acquired Aerosonde Pty Ltd. and Aerosonde North America, Inc. in stock purchase transactions for an aggregate purchase price of $6,701, with additional consideration payable upon the achievement of certain milestones.  Aerosonde Pty Ltd. is a Victoria, Australia-based manufacturer and developer of Unmanned Aircraft Vehicles (“UAV”).  Aerosonde North America operates the Aerosonde UAV in support of research and development and weather forecasting requirements of U.S. based customers including the U.S. Air Force, the National Oceanic and Atmospheric Administration and NASA.  The operating results of Aerosonde have been included in the consolidated financial statements of the Company since June 19, 2006.

On November 7, 2006, AAI Services Corporation, a wholly owned subsidiary of AAI, entered into a definitive agreement to acquire Texas-based McTurbine, Inc., for a cash purchase price of $31,000 subject to increase or decrease based upon the closing net worth of McTurbine.  Ten percent of the closing purchase price will be placed in escrow for a period of eighteen months to fulfill indemnification obligations.  The acquisition is subject to customary conditions, and is expected to close in November.  McTurbine is an aerospace industry leader in the maintenance, repair, and overhaul of military helicopter engines. McTurbine is an authorized service center for Honeywell and Goodrich Corporation, providing overhauls of T53 and T55 turboshaft helicopter engines, as well as T53 fuel control units and governors. Located near the Corpus Christi Army Depot, McTurbine blends commercially licensed airframe and aviation power plant mechanics with experienced former depot personnel.

Results of Operations

Consolidated Overview

Net sales for the third quarter of 2006 were $141,599, an increase of 12.0% over the third quarter of 2005.  The increase resulted primarily from higher production volume of Shadow® 200 Tactical Unmanned Aircraft Systems (“TUAS”), engineering activities related to improvements and modifications to the Shadow 200 TUAS, increased volume on the C-17 and F-22 Maintenance Trainer programs, and increased volume on new Unmanned Aircraft Systems (“UAS”) product initiatives.

Net sales for the nine months ended September 30, 2006 were $428,433, an increase of 21.1% over the nine months ended September 30, 2005.  The increase resulted primarily from higher volume of Shadow 200 TUAS support for a growing number of these fielded systems, UAS engineering activities related to improvements and modifications of the Shadow 200 TUAS, increased volume on new UAS product initiatives, and increased volume on F-22 and C-17 Maintenance Trainer programs.

Operating margin for the third quarter of 2006 decreased 3.6 percentage points to 8.3% from 11.9% for the third quarter of 2005.  Operating margin for the nine months ended September 30, 2006 decreased 1.2 percentage points to 10.1% from 11.3% for the nine months ended September 30, 2005.  The decrease in the Company’s operating margin was primarily attributable to a 4.2 percentage point decrease and a 2.0 percentage point decrease in the operating margin of the Defense segment in the three months and nine months ended September 30, 2006, respectively. Cost overruns primarily on four fixed price Defense contracts resulted in a lower operating margin of $2,165 or 1.5 percentage points in the third quarter of 2006 and $3,145 or 0.7 percentage points in the nine months ended September 30, 2006.  In addition, primarily in the Defense segment, higher non-cash pension expense of $776 and non-cash stock-based compensation of $674 in the third quarter of 2006 contributed a combined 1.0 percentage point to the decrease in Company operating margin, and higher non-cash pension expense of $2,243 and non-cash stock-based compensation of $1,817 in the nine months ended September 30, 2006 contributed a combined 0.9 percentage point to the decrease in Company operating margin.  Stock-based compensation is now required to be included in earnings under Statement of Financial Accounting Standard No. 123 Revised, Accounting for Stock-Based Compensation (“SFAS 123R”), effective January 1, 2006.  No stock-based compensation was included in 2005.  Also, the Company experienced a higher operating margin of 1.7 percentage points, or $2,190 in operating income, and a higher operating margin of 0.6 percentage points, or $2,211 in operating income, in the three and nine months ended September 30, 2005, respectively, due to favorable production efficiencies realized on certain Defense segment production contracts.  These contracts were substantially completed in 2005.

The cost overruns on the four fixed price Defense contracts related to overcoming significant technical challenges under each contract.  In one case, the cost overrun arose out of the decision to accelerate product development on AAI’s small ducted fan UAS technology in order to field the product ahead of schedule.  A second UAS-related contract incurred additional costs in upgrading portions of the Pioneer UAS. A third contract involved the delivery of an upgraded existing weapons training product that incurred cost overruns due to obsolescence of a key component, and the resulting costs associated with redesigning major portions of a high performance visual projection system.  Cost overruns on the fourth contract, also a weapons training system, related to unanticipated difficulties in obtaining sufficient operating data on the weapons system, and loss, at a crucial time, of a key technical expert designing the system.  Management does not anticipate any significant future cost overruns on these contracts, some of which have been substantially completed, although there can be no assurance that there will not be additional cost overruns until these contracts are completed.

The results for the nine months ended September 30, 2005 included a gain on sale of undeveloped property of $4,649, net of tax, or $0.31 per diluted share.

The Company’s effective tax rate for the nine-month period ended September 30, 2006 was 37.4% compared with 34.0% for the same period in 2005.  This rate increase was primarily related to non-deductible stock-based compensation expense in 2006 and lower domestic production activity deductions in 2006.

The Company’s total backlog for continuing operations increased to $640,042 at September 30, 2006 compared with $495,865 at December 31, 2005.  New orders received in the third quarter were $128,061, including $117,836 in the Defense segment and $10,225 in the Energy segment.

Three and Nine Months Ended September 30, 2006 Compared to the Three and Nine Months Ended September 30, 2005

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2006	2005	$	%	2006	2005	$	%

Net sales	$141,599	$126,402	$15,197	12.0	$428,433	$353,878	$74,555	21.1
Operating costs and expenses	129,805	111,366	18,439	16.6	385,202	313,988	71,214	22.7
Operating income	11,794	15,036	(3,242)	(21.6)	43,231	39,890	3,341	8.4
Operating margin	8.3%	11.9%	—	—	10.1%	11.3%	—	—
Non-operating income (expense)	—	(621)	621	100.0	(446)	5,951	(6,397)	(107.5)
Income from continuing operations, net of income taxes	7,371	9,314	(1,943)	(20.9)	26,799	30,239	(3,440)	(11.4)
(Loss) income from discontinued operations net of income tax	(1,125)	112	(1,237)	(1104.5)	(1,726)	305	(2,031)	(665.9)
Net income	6,246	9,426	(3,180)	(33.7)	25,073	30,544	(5,471)	(17.9)
Diluted earnings per share
Income from continuing operations	0.56	0.68	—	—	1.99	2.13	—	—
Loss from discontinued operations	(0.08)	0.01	—	—	(0.12)	0.02	—	—
Net income	0.48	0.69	—	—	1.87	2.15	—	—

Defense Segment

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2006	2005	$	%	2006	2005	$	%

Net sales	$131,350	$116,815	$14,535	12.4	$397,451	$328,586	$68,865	21.0
Operating costs and expenses	121,308	103,080	18,228	17.7	360,267	291,032	69,235	23.8
Operating income	10,042	13,735	(3,693)	(26.9)	37,184	37,554	(370)	(1.0)
Operating margin	7.6%	11.8%	—	—	9.4%	11.4%	—	—
Income before income taxes	10,207	13,794	(3,587)	(26.0)	38,039	45,453	(7,414)	(16.3)

Energy Segment

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2006	2005	$	%	2006	2005	$	%

Net sales	$10,249	$9,587	$662	6.9	$30,982	$25,292	$5,690	22.5
Operating costs and expenses	7,973	8,302	(329)	(4.0)	23,714	23,004	710	3.1
Operating income	2,276	1,285	991	77.1	7,268	2,288	4,980	217.7
Operating margin	22.2%	13.4%	—	—	23.5%	9.0%	—	—
Income before income taxes	2,573	1,386	1,187	85.6	7,918	2,474	5,444	220.0

Three Months Ended September 30, 2006 compared to the Three Months Ended September 30, 2005

Defense Segment

Net sales for the third quarter of 2006 were $131,350, an increase of 12.4% over the third quarter of 2005.  The growth in net sales was primarily due to a $5,492 increase in Shadow 200 TUAS production volume, $5,092 of engineering activities related to improvements and modifications primarily related to the Extended Range Multi Purpose (ERMP) UAS program, $2,700 and $2,302 increased volume on the C-17 and F-22 Maintenance Trainer programs, respectively, and $1,946 increased volume on new UAS product initiatives, partially offset by a $2,488 decrease in logistical support for fielded Shadow 200 TUAS, and various other items which netted to a decrease of $509. The C-17 Maintenance Trainer program increase was largely due to work on six new trainers for the U. S. Air Force, awarded in December of 2005. The F-22 Maintenance Trainer program increase is due to additional contract awards in the first quarter of 2006.

Increased Shadow 200 TUAS production activity for new systems and logistics support in 2006 was enabled by management’s decision in the fourth quarter of 2005 to increase production capacity to address higher order volumes.  In early 2006, in anticipation of increased requirements for UAS production, including logistical support, the Company increased capacity to approximately two equivalent systems per month, with additional capability for surge requirements. This capacity covers all aspects of the Shadow 200 TUAS program requirements, including: production of new systems, reset (refurbishment) of existing systems, repair of damaged systems or components, and production of spares. This increase in capacity enabled the Company to deliver new systems and meet reset, repair and support requirements at higher levels than in prior years.  In line with U.S. Army needs, the volume for any one aspect of the program, including production activities, has varied, and is expected to continue to vary from month to month.  The Company’s plan is to keep the manufacturing level-loaded for maximum efficiency, making frequent decisions, in coordination with the Company’s customer, to deliver equipment, spares, repairs, and reset systems in response to customer demand for both basic and wartime needs.

Contract cost overruns, as discussed above, resulted in decreased operating margin of $2,165, or 1.6 percentage points, in the third quarter of 2006.  The third quarter of 2006 included higher pension expense of $776, or 0.6 percentage points, resulting from greater employment and a 0.25% lower discount rate used to calculate the present value of the pension obligation. Further, the third quarter of 2005 experienced production efficiencies on certain production contracts that contributed 1.9 percentage points to operating margin.  These contracts were substantially completed in 2005.

Energy Segment

Net sales for the third quarter of 2006 increased 6.9% to $10,249 from $9,587 in the third quarter of 2005.  The increase in sales in the three months ended September 30, 2006 compared to the same period in 2005 was primarily driven by higher demand for Detroit Stoker’s alternative fuel products, such as coal and wood burning stokers, in response to recent high and volatile prices for oil and natural gas.  Operating income for the third quarter of 2006 increased 77.1% to $2,276, or 22.2% of sales, from $1,285, or 13.4% of sales, during the same period in 2005.

The operating margin improved as a result of restructuring activities completed in 2005.  The full benefits of the restructuring plan, including its outsourcing strategy for manufacturing activities, were not fully realized until the fourth quarter of 2005.  Also contributing to the increase in operating margin were the economies of scale related to the higher sales volume levels in 2006.

Nine Months Ended September 30, 2006 compared to the Nine Months Ended September 30, 2005

Defense Segment

Net sales for the nine months ended September 30, 2006 increased 21.0% to $397,451 from $328,586 during the same period in 2005.  The growth in net sales was primarily due to a $25,759 increase in Shadow 200 TUAS production volume, a $21,313 increase in logistical support for an increasing number of fielded Shadow 200 TUAS, a $11,329 increase in engineering activities primarily related to the ERMP program, a $6,986 increase in new UAS program initiatives, a $5,503 increased volume on the F-22 Maintenance Trainer program, and $5,131 of other various increases, partially offset by a $7,156 decrease in the Training Systems program.

The increased Shadow 200 TUAS production activity for new systems and logistics support in 2006 was enabled by management’s previously discussed decision in the fourth quarter of 2005 to increase production capacity to address higher order volumes. The increased Shadow 200 TUAS logistical support activity was due to the growing number of flight hours that resulted from an increasing number of fielded systems and utility, especially by those fielded by the U.S. Army in OIF.

Contract cost overruns, as discussed above, resulted in decreased operating margin of $3,145 or 0.8 percentage points, in the nine months ended September 30, 2006.  The nine months ended September 30, 2006 included higher pension expense of $2,243 or 0.6 percentage points, resulting from greater employment and a 0.25% lower discount rate used to calculate the present value of the pension obligation. Further, the nine months ended September 30, 2005 experienced production efficiencies on certain production contracts that contributed 0.7 percentage points to operating margin.  These contracts were substantially completed in 2005.

Energy Segment

Net sales increased 22.5% to $30,982 from $25,292 in the same period of 2005.  The increase was primarily driven by higher demand for Detroit Stoker’s alternative fuel products, such as coal and wood burning stokers, in response to recent high and volatile prices for oil and natural gas.  Operating income from the Energy segment increased 217.7% to $7,268, or 23.5% of sales, from $2,288, or 9.0% of sales, during the same period in 2005.

The operating margin improved as a result of restructuring activities completed in 2005.  The full benefits of the restructuring plan, including its outsourcing strategy for manufacturing activities, were not fully realized until the fourth quarter of 2005.  Also contributing to the increase in operating margin were the economies of scale related to the higher sales volume levels in 2006.

Discontinued Transportation Operations

For additional information regarding the discontinued Transportation operations, see Note K to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Funded Backlog

	September 30, 2006	December 31, 2005
Defense segment	$628,462	$487,366
Energy segment	11,580	8,499
Total	$640,042	$495,865

The Company’s funded backlog for continuing operations, defined as orders placed for which funds have been appropriated or purchase orders received, was $640,042 at September 30, 2006, an increase of $144,177 or 29.1%, from December 31, 2005.

The Company received $128,061 of funded new orders for products and services during the third quarter of 2006, a decrease of $35,557, or 21.7%, compared to $163,618 for the same period in 2005. Included in the third quarter 2006 were funded new orders of $117,836 in the Defense segment and $10,225 in the Energy segment.

The Company received $571,168 of funded new orders for products and services during the nine months ended September 30, 2006, an increase of $87,159 or 18.0%, compared to $484,009 for the same period in 2005. Included in the nine months ended September 30, 2006 were funded new orders of $537,105 in the Defense segment and $34,063 in the Energy segment.

The U.S Army has ongoing efforts to maintain high levels of readiness and availability, while concurrently reducing logistical support costs for all of its systems. AAI, for its part, has maintained an exceptionally high availability rate for the Shadow 200 TUAS, but is also focused on reducing the costs of logistical support, based on continually improving reliability of the Shadow 200 system.  As part of these efforts, during the third quarter AAI and the U.S. Army evaluated fleet-wide inventory levels related to the Shadow 200 TUAS logistical support, which confirmed sufficient levels of Shadow 200 TUAS logistical support inventories.  During the inventory evaluation, the Company temporarily suspended major releases of labor, material and repair orders related to the Company’s long-term performance based logistical (“PBL”) contract that provides Shadow 200 TUAS logistical support. This delayed the conversion of funded PBL backlog to sales. In the fourth quarter of 2006, the Company expects that labor, material, and repair orders related to Shadow 200 TUAS PBL support will more closely reflect experience in the first half of 2006.

The Company anticipates that continued improvement in Shadow 200 TUAS reliability will reduce base PBL per-system revenues; however, this reduction may be partially or completely offset by increased demand for logistical support due to increased Shadow 200 TUAS flight hours, the increasing number of fielded systems, and increased refurbishment orders, or “reset”, related to wartime deployment. The Company believes that improvements in PBL efficiencies may also increase the attractiveness of the Shadow 200 TUAS for other military applications, increasing the total number of purchased systems over the long-term.

Liquidity and Capital Resources

Overview

The Company’s principal source of liquidity is cash on hand, cash generated from operations and availability under the Company’s $100 million revolving credit facility entered into by the Company and AAI with a syndicate of six banks (“Credit Facility”) that expires July 17, 2009.  On September 30, 2006, the Company had cash and cash equivalents of $137,722 and availability under its Credit Facility of $97,605.  Based upon cash on hand, cash expected to be generated from operations and availability under the Credit Facility, the Company expects to have sufficient cash to meet its requirements for at least the next twelve months.

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

The Company intends to complement its organic growth strategy for its Defense segment through select acquisitions that broaden its product and service offerings, deepen its capabilities, and allow entry into new markets.  Acquisition candidates may include public and private companies and divisions, subsidiaries and product lines of such companies.  As part of this initiative, the Company acquired ESL in April 2005, Aerosonde in June 2006, and entered into a definitive agreement to acquire McTurbine, Inc. in November 2006.

Sources and Uses of Cash

The following is a discussion of the Company’s major operating, investing, and financing activities for the nine month periods ended September 30, 2006 and 2005.  The financial information presented in the table below is summarized from the Company’s Consolidated Condensed Statements of Cash Flows.

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net cash provided by continuing operations	$70,012	$30,638
Net cash used in operating activities by discontinued operations	(1,841)	(3,418)
Net cash provided by operating activities	68,171	27,220
Net cash (used in) provided by investing activities by continuing operations	(11,853)	91,240
Net cash provided by (used in) financing activities by continuing operations	3,908	(132,989)
Increase (decrease) in cash and cash equivalents	$60,226	$(14,529)

Operating Activities

Net cash provided by continuing operations in the nine months ended September 30, 2006 increased $39,374 compared to the nine months ended September 30, 2005.  This increase was generally due to the timing of cash receipts related to milestone billings primarily involving the placement of orders to subcontract vendors regarding the Company’s Shadow 200 TUAS program. The cash flow from advanced payments is designated for future expenditures on the Shadow 200 TUAS program.  Cash flow from advanced payments increased by $29,454 in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

The Company’s cash flows from operations are dependent on the timing of receipts from various U.S. government payment offices and, as a result, may differ from period to period and such differences could be significant.

Net cash used by the discontinued Transportation operations in the nine months ended September 30, 2006 primarily related to expenses attributable to ongoing litigation involving AAI’s claims under a labor and materials bond, as discussed in Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Note L to the Consolidated Condensed Financial Statements included in part I, Item 1 of this Quarterly Report on Form 10-Q.

Investing Activities

Cash used for the purchase of property and equipment declined by $13,126 in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.  The decrease primarily relates to activities in 2005 that included $7,470 for the purchase and improvement of a building in South Carolina, $3,616 for implementation of AAI’s enterprise resource planning (“ERP”) system, and $4,990 for Defense facility improvements including $2,016 for enhancements to the UAS production facilities.  The Company anticipates that future requirements will include expenditures incurred during the ordinary course of business.  See “Capital Expenditures” below.

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

During the nine months ended September 30, 2005, the Company invested $12,780 in marketable common stock securities of one entity that are available for sale.

On June 19, 2006, the Company purchased Aerosonde Pty Ltd and Aerosonde North America for $6,701, net of cash acquired.  On April 4, 2005, the Company purchased ESL Defence Limited, for $9,883, net of cash acquired.  On November 7, 2006 the Company entered into an agreement to acquire McTurbine, Inc. for $31,000, subject to increase or decrease based on closing net worth.

Net cash provided by investing activities in the nine months ended September 30, 2005 included proceeds of $7,555 from the sale of certain undeveloped property adjacent to the Company’s Hunt Valley, MD corporate headquarters.

Financing Activities

The Company’s financing activities in the nine months ended September 30, 2006 provided $3,908 of cash, including a decrease in restricted cash of $4,810, proceeds from the exercise of stock options of $2,414, excess tax benefits from stock-based payment arrangements of $1,059, offset by dividends paid of $3,409 and repayment of long-term debt of $966.

The Company’s financing activities in the nine months ended September 30, 2005 used $132,989 of cash, including approximately $124,619 for the repayment of collateral received from a securities lending transaction of U.S. treasury bills that were sold concurrently.  In connection with the securities lending transaction, the Company also received the $25,000 refundable deposit from its broker-dealer together with a decrease of $4,033 in required collateral.  Financing activities in 2005 also included $34,225 for the purchase of the Company’s common stock, $3,705 for the payment of dividends, $947 for the repayment of long-term debt and proceeds from the exercise of stock options of $1,474.

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

For a complete description of the Company’s long-term debt, including the terms and conditions of each debt instrument, please see Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The Company was in compliance with all of its covenants under the Credit Facility as of September 30, 2006.

Cash Requirements

Capital Expenditures

The Company expects that capital expenditures in 2006 will be significantly lower than in 2005.

Capital expenditures during the nine months ended September 30, 2005 were significantly higher than during the nine months ended September 30, 2006 primarily due to the purchase of a facility in Charleston, South Carolina for AAI Services Corporation to support the growth in its operations, enhancements to certain of the Company’s UAS production facilities, including the purchase of new manufacturing equipment to increase production output and efficiency, and implementation of the Company’s ERP System.

As of September 30, 2006, the Company had no significant commitments for capital expenditures.

Other Cash Requirements

During the nine months ended September 30, 2006, the Company paid three quarterly cash dividends of $0.10 per share for an aggregate amount of $3,409.  The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company’s corporate strategy, future earnings, operations, capital requirements, and the Company’s financial condition and general business conditions.  Should the Company distribute a cash dividend in any quarterly period in excess of $0.10 per share, the conversion rate provided for in the Indenture governing the 3.75% Convertible Senior Notes would be adjusted.  In addition, the Company’s Credit Facility imposes certain restrictions on the payment of dividends.

The Company does not expect additional cash requirements to exit the discontinued Transportation operations subsequent to September 30, 2006 except legal fees to be incurred related to claims made by AAI in pursuit of payment under a surety bond.  (See Note L to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of AAI’s claims.)

For additional information regarding the Company’s contingencies, please see the discussion under the heading “Contingent Matters” below.

During 2006 the Company expects to contribute cash to the UIC Retirement Pension Plan of $1,170, and expects to contribute cash to the union pension plan of $935 in the Energy segment of which $779 was funded in the nine months ended September 30, 2006.   Further, the Company expects to pay other post-retirement benefits of approximately $2,597 in 2006, of which $2,210 was paid during the nine months ended September 30, 2006.

Contingent Matters

Off-Balance Sheet Arrangements

In connection with certain contracts, United Industrial’s operating subsidiaries have committed to certain performance guaranties. The ability to perform under these guaranties may, in part, be dependent on the performance of other parties, including partners and subcontractors. If United Industrial’s operating subsidiaries are unable to meet these performance obligations, the performance guaranties could have a material adverse effect on product margin and the Company’s results of operations, liquidity or financial position. United Industrial’s operating subsidiaries monitor the progress of their partners and subcontractors, and as of September 30, 2006 United Industrial does not believe that the performance of these partners and subcontractors will adversely affect these contracts. No assurances can be given, however, as to the liability of United Industrial’s operating subsidiaries if partners or subcontractors are unable to perform their obligations.

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

Marketable Equity Securities

The Company’s investment in marketable equity securities consists of an investment in common stock of one company in the Aerospace and Defense industry.   Unrealized holding gains and losses deemed temporary on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.  If an unrealized holding loss is deemed to be other-than-temporary, such unrealized loss is charged to earnings when identified.  The Company’s basis in the investment is $12,602.  An unrealized gain of $824 in the third quarter was recorded in other comprehensive income at September 30, 2006.  At September 30, 2006 the cumulative net unrealized loss recorded in other comprehensive income was $3,890.  In June 2006, the investee company disclosed the indictment of the investee company and its chairman and suspension of certain of its plants from receiving U.S. government contracts, and possible delisting of its common stock.  Management believes that the disclosure by the investee Company caused the significant devaluation of their common stock and resulted in the recording at June 30, 2006 of an unrealized loss of $6,074 in the second quarter in other comprehensive income.  In September 2006, the investee company announced that its company stock will not be delisted.  In October 2006, the investee company announced that the suspension of certain of its plants from receiving U.S. government contracts had been lifted.  Management continues to evaluate the financial stability of the investee Company in relation to the severity and duration of the unrealized loss.  Based on that evaluation and the Company’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2006.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate

On September 15, 2004, the Company issued and sold $120,000 of 3.75% Convertible Senior Notes.  Several features contained in the indenture governing the 3.75% Convertible Senior Notes are considered embedded derivative instruments and are being accounted for as derivative instruments separate from the host contract (the 3.75% Convertible Senior Notes). The Company will record gains or losses in its Consolidated Condensed Statements of Operations for changes in the fair value of these embedded derivatives.  The aggregate fair value assigned to these embedded derivatives at September 30, 2006 was approximately $520 and at December 31, 2005 was approximately $457.  Accordingly, the Company recognized a loss of $63 for the nine months ended September 30, 2006 as the result of the change in fair value of the embedded derivatives.

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

Item 4. - Controls and Procedures

(a)                The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2006.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006 to ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

(b)               There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNITED INDUSTRIAL CORPORATION

Date: November 9, 2006	By:	/s/ James H. Perry
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