Form 10-K
period 2006-12-31
UNITED INDUSTRIAL CORP /DE/
filed 2007-03-16
CIK 101271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number:  1-4252

UNITED INDUSTRIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-2081809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

124 Industry Lane	21030
Hunt Valley, Maryland
(Address of principal executive offices)	(Zip Code)

(410) 628-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the registrant’s common stock on the New York Stock Exchange on such date, was $428,901,265.

On March 1, 2007, the registrant had outstanding 11,155,291 shares of common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

UNITED INDUSTRIAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

(In this Annual Report on Form 10-K, dollars are in thousands, except per share amounts, or unless otherwise noted.)

Forward-Looking Statements and Important Factors

This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements which include, but are not limited to, growth and business strategies to be implemented,  projections of revenues, earnings, performance, cash flows and contract awards. These forward-looking statements are subject to risks and uncertainties, which could cause the actual results or performance of United Industrial Corporation (“United Industrial”) and its subsidiaries to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following:

•       the company’s successful execution of internal performance plans;

•       changing priorities or reductions in the U.S. Government defense budget, including those related to Operation Iraqi Freedom, Operation Enduring Freedom and the Global War on Terrorism;

•       performance issues with key suppliers, subcontractors and business partners;

•       the company’s ability to recruit and retain qualified personnel;

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

•       the integration of acquisitions;

•       legislative or regulatory actions impacting defense operations;

•       U.S. and foreign military budget constraints and determinations; and

•       contract continuation and future contract awards.

The company intends that all forward-looking statements it makes will be subject to the safe harbor protection of the federal securities laws found in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward looking statements in this Annual Report speak only as to the date hereof. The company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statements. See “Risk Factors” under Item 1A herein for important factors that could cause the company’s actual results to differ materially from those suggested by the company’s forward-looking statements contained in this Annual Report on Form 10-K.

ITEM 1.                BUSINESS

Overview

The company designs, produces, and supports aerospace and defense systems. The company operates through its wholly owned subsidiary AAI Corporation, and AAI Corporation’s direct and indirect wholly owned subsidiaries AAI Services Corporation, Aerosonde Pty Ltd, Aerosonde North America Incorporated (together with Aerosonde Pty Ltd. “Aerosonde”), ESL Defence Limited (“ESL”), McTurbine Inc. (“McTurbine”), and Symtx, Inc. (“Symtx”) (collectively together with AAI Corporation “AAI”). Its high technology products and services include unmanned aircraft systems, training and simulation systems, automated aerospace test and maintenance equipment, armament systems, aviation ground support equipment, logistical and engineering services, and maintenance, repair and overhaul activities.

The company’s customers include the U.S. Department of Defense (“DoD”) and its prime contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal agencies. For the year ended December 31, 2006, direct and indirect sales to the DoD provided 92.8% of the company’s total sales.

The company’s transportation operation and former energy operation are accounted for as discontinued operations, and are discussed separately in the information that follows. United Industrial divested its energy segment (operated through Detroit Stoker Company) on December 29, 2006 as part of its ongoing strategy to focus the company on its core aerospace and defense business. See Management’s Discussion and Analysis, Part II, Item 7, and Notes 17 and 19 to the Consolidated Financial Statements included in Part II, Item 8, of this Annual Report.

The company intends to strengthen its competitive advantage by continuously improving operational excellence and continuing to invest in research and development initiatives to maintain its track record and technological edge over its competitors in the company’s niche markets. The company also intends to grow its business and plans to use its position as a prime contractor to work with its customers to expand markets for current products, develop upgrades to extend product life and develop the requirements for future systems. Additionally, the company intends to leverage its expertise, resources and capabilities to expand its engineering and services offerings by addressing product support, logistics, fielding and upgrade needs in order to support a greater portion of the product life cycle. The company plans to maintain a diversified and broad business mix, a favorable balance of cost-reimbursable and fixed-price type contracts, a significant follow-on business and an attractive customer profile. Finally, the company intends to complement its growth strategy through select acquisitions that broaden its product and service offerings, deepen its capabilities and provide entry into new markets.

During 2006, the company completed four acquisitions as part of its growth strategy. The following is a summary of the company’s acquisitions over the past five fiscal years:

Company (Location)	Date	Description
ESL (United Kingdom)	April 2005	Electro-optical test and simulation products
Allied Aerospace*	February 2006	Unmanned aircraft vehicles
Aerosonde (Australia)	June 2006	Unmanned aircraft systems
McTurbine (Texas)	November 2006	Helicopter maintenance, repair and overhaul
Symtx (Texas)	November 2006	Electronic test solutions

*                    Acquisition of certain unmanned air vehicle-related assets and intellectual property

The company’s corporate headquarters, administrative office, and principal manufacturing and engineering facilities are located in Hunt Valley, Maryland. The company was incorporated in Delaware in 1960.

Description of Business

AAI develops, manufactures and supports unmanned aircraft systems (“UAS”); training simulators for aircraft maintenance and combat systems; electronic warfare (“EW”) test and training systems; advanced boresight equipment (“ABE”); automated test systems for avionics and satellites; and other high technologies. In addition, AAI provides sophisticated engineering, logistical and maintenance services to the DoD and other customers, complementing AAI’s key product platforms as well as those of other original equipment manufacturers. The U.S. Government, principally the DoD, is AAI’s main customer.

In 2006, 2005 and 2004, approximately 92.8%, 94.3% and 90.5%, respectively, of total net sales consisted of defense contracts with the U.S. Government. International defense contracts, including foreign military sales through the U.S. Government, accounted for 4.2%, 3.9%, and 7.0% of AAI’s total net sales in 2006, 2005 and 2004, respectively. These contracts generally related to UAS and test and training systems for foreign governments. No single customer, other than the U.S. Government, accounted for ten percent or more of total net sales during 2006.

The following table summarizes the company’s sales by product line over the past three years:

	For the Year Ended December 31,
	2006	2005	2004
Unmanned Systems	$367,465	$302,689	$203,307
Services and Logistics	114,560	94,594	69,193
Test Systems	45,776	45,068	39,058
Training Systems	15,000	16,497	17,560
Advanced Programs	21,137	17,382	21,969
Other	100	3,957	3,974
	$564,038	$480,187	$355,061

AAI’s operations are primarily focused on the following product lines:

•       Unmanned Systems

AAI is one of a limited number of companies engaged in full-rate production of a successfully fielded operational UAS for the DoD. AAI first began development work in the unmanned systems product line in 1985, producing the highly successful Pioneer unmanned aerial vehicle (“Pioneer UAV”). The Pioneer UAV was employed by the United States in Operation Desert Storm and in the conflicts in Somalia and Bosnia, and is currently being used in Operation Iraqi Freedom. In 1999, AAI was awarded a contract to provide the next generation of tactical UAS to the U.S. Army, the Shadow® 200 Tactical Unmanned Aircraft System (“Shadow 200 TUAS”). Since 1999, AAI has been awarded additional production, engineering, modification, and retrofit or reset contracts, and various support service contracts for Shadow 200 TUAS. The Shadow 200 TUAS is currently deployed in support of military units in Operation Iraqi Freedom, Operation Enduring Freedom, and the Global War on Terrorism. In addition, AAI has other unmanned systems products that it has fielded with international customers, and other UAS products in development.

In support of unmanned aircraft systems, AAI has developed an interoperable network of common ground control systems—the One System® Ground Control Station, the One System Portable Ground Control Station and the One System Remote Video Terminal. AAI provides the ground control equipment and associated technologies for the U.S. Army’s new, larger, unmanned aircraft system, the Extended Range Multi Purpose or Sky Warrior program.

On June 19, 2006, the company acquired Aerosonde in stock purchase transactions for an aggregate purchase price of $6,338 (exclusive of acquisition expenses), with additional consideration payable by the company upon the achievement of certain milestones. Aerosonde achieved one such milestone, which resulted in a $500 payment by the company in 2007. Aerosonde is an Australian-based manufacturer and developer of unmanned aircraft systems with civil and military customers in Australia, Asia and North America. Additionally, the Aerosonde UAS is operated in support of R&D and weather forecasting requirements of U.S. based customers, including the U.S. Air Force, the National Oceanic and Atmospheric Administration and NASA. The operating results of Aerosonde have been included in the consolidated financial statements of the company since June 19, 2006. Aerosonde contributed $2,134 in net sales during 2006.

In 2006, 2005 and 2004, net sales of UAS contributed approximately 65.1%, 63.0% and 57.3%, respectively, of total consolidated net sales from continuing operations.

Major competitors in the UAS market include AeroVironment, Inc., The Boeing Company, EADS, Elbit, General Atomics Aeronautical Systems, Israel Aircraft Industries, L-3 Communications Holdings, Inc., Northrop Grumman Corporation, Inc. and Sagem SA.

•       Services and Logistics

AAI provides a variety of engineering, logistical, and maintenance and repair services that complement AAI’s key product platforms and those of other original equipment manufacturers.

AAI provides these support activities to the U. S. Army, Air Force, Navy and Marine Corps for a wide variety of operational systems, including AAI’s training systems, such as the C-17 aircraft Maintenance Training Device program, T-45 Ground Based Training System, Simulator for Electronic Combat Training, and the Compass Call Mission Crew Simulator. Further, AAI provides support for joint service biological detection systems at more than 38 facilities throughout the U.S., Middle East, Europe and Asia. AAI also provides depot maintenance equipment and services to domestic and foreign military aviation customers, including the U.S. Navy at the Jacksonville Naval Depot, and the U.S. Air Force at Hill Air Force Base in Utah and Tinker Air Force Base in Oklahoma.

The C-17 aircraft Maintenance Training Device program involves modification of existing training suites to maintain concurrency with the C-17 aircraft production line, and manufacture of new training devices. AAI has produced and fielded suites of C-17 trainers for the U.S. Air Force at Charleston, McChord and McGuire Air Force bases, and for the Mississippi Air National Guard. AAI is currently producing six new trainers for three additional U.S. Air Force bases, and recently received an order for three additional trainers to be fielded at two of these sites. In addition, AAI is producing aircraft maintenance training devices for the F-22 Raptor—the U.S. Air Force’s newest multi-role tactical combat aircraft. Orders have been received to build a new landing gear trainer and an armament trainer, and to upgrade existing trainer suites for the F-22 Raptor.

On November 14, 2006, AAI acquired McTurbine, located in Corpus Christi, Texas, for a cash purchase price of $31,000 (exclusive of acquisition expenses), subject to increase or decrease based upon the closing net worth of McTurbine. McTurbine is an aerospace industry leader in the maintenance, repair and overhaul of military helicopter engines and is an authorized service center for Honeywell and Goodrich Corporation, providing overhauls of T53 and T55 turbo-shaft helicopter engines, as well as T53 fuel control units and governors. The operating results of McTurbine have been included in the consolidated financial statements of the company since November 14, 2006. McTurbine contributed $3,929 in net sales in 2006.

In 2006, 2005 and 2004, net sales attributable to Services and Logistics contributed 20.3%, 19.7%, and 19.5%, respectively, of total consolidated net sales from continuing operations.

Major competitors in this market include The Boeing Company, Camber Corporation, Cubic Corporation, DynCorp, L-3 Communications Holdings, Inc., Raytheon, Rockwell Collins, Inc. and Science Application International Corporation.

•       Test Systems

AAI develops, manufactures and supports EW test systems, including the Joint Services Electronic Combat Systems Tester (“JSECST”), which is employed by all U.S. military branches to ensure that airborne EW systems function correctly; ABE systems, which align avionics and weapon systems onboard military aircraft and helicopters; and radar simulators, which realistically simulate threat signals to verify the operational status of radar warning receivers and associated cockpit displays and controls. The company also offers development services to support the application of these products for specific aircraft or applications.

The JSECST is a flight-line test system that assures aircraft EW system readiness. The JSECST product has been selected as one of the DoD family of testers and currently supports flight-line EW testing for many U.S. military aircraft.

ABE is a gyro-stabilized, electro-optical, angular measurement system that is used to align avionics and weapon systems onboard military fixed-wing aircraft and helicopters. ABE systems have been selected for alignment of military aircraft worldwide.

AAI also produces and sells the Model 527 Radar Simulator, a portable radio frequency signal generator that realistically simulates threat signals to verify the operational status of radar warning receivers and associated cockpit displays and controls.

On November 28, 2006 AAI acquired Symtx for a cash purchase price of $34,300 (exclusive of acquisition expenses), with the potential for an additional payment of up to $5,000 based upon the achievement of certain financial targets in 2007. Based in Austin, Texas, Symtx designs and manufactures high performance functional test solutions for mission-critical electronic systems and satellites. Symtx’s customers include major defense and aerospace prime contractors, and the U.S. military. The operating results of Symtx have been included in the consolidated financial statements of the company since November 28, 2006. Symtx contributed $3,381 in net sales in 2006.

On April 4, 2005 AAI acquired ESL, an EW systems company based in the United Kingdom (“U.K.”), for a net cash purchase price of $10,363 (exclusive of acquisition expenses). ESL designs and produces electro-optical, infra-red and ultra-violet test and simulation products for use on flight lines and in aircraft maintenance facilities. The simulators are used to assess the operational readiness of sophisticated missile warning and countermeasures self-protection systems used on military aircraft. ESL’s electro-optical simulators are also used at military test, evaluation and training ranges to evaluate the effectiveness of new self-protection systems and to train pilots for combat readiness. In addition, ESL specializes in EW-related research, study and in-service support activity for U.K. government agencies and prime contractors, both in the U.K. and the United States. The operating results of ESL have been included in the consolidated financial statements of the company since April 4, 2005. ESL contributed $10,419 and $7,270 in net sales for the years ended December 31, 2006 and 2005, respectively.

In 2006, 2005 and 2004, net sales of Test Systems contributed 8.1%, 9.4%, and 11.1%, respectively, of total consolidated net sales.

Major competitors in the Test Systems market include Aeroflex, Inc., Alliant Techsystems, BAE Systems, DRS Technologies, Inc. and EDO Corporation.

•       Training Systems

AAI provides training solutions for U.S. and international military customers. AAI designs, develops, produces and supports customized training environments, systems and subsystems that enable soldiers, sailors, airmen and marines to learn the skills necessary to perform their missions at the highest levels of expertise. These solutions include:

•        Naval on-board training subsystems used to enhance effectiveness in combat operations and assess combat readiness;

•        EW system trainers that provide real-world simulated environments to train aircrew mission specialists to conduct operations;

•        Air defense training systems that teach soldiers to conduct and coordinate ground-to-air combat engagements;

•        Radar simulator/stimulator subsystems used to maintain peak performance in tracking and identifying enemy air combat operations including theater ballistic missiles; and,

•        UAS trainers used to sustain operational excellence.

In each of 2006, 2005 and 2004, net sales of Training Systems contributed less than 10% of total consolidated net sales from continuing operations.

Major competitors in the Training Systems market include The Boeing Company, CAE Inc., L-3 Communications Corporation Holdings, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation and Rockwell Collins, Inc.

•       Advanced Programs

AAI’s Advanced Programs primarily investigates and responds to new and emerging customer needs and markets. Advanced Programs is developing new Lightweight Small Arms Technologies for the next generation family of high-performance, lightweight weapons for the U.S. Army utilizing advanced technology ammunition. AAI has also developed a patented gunfire detection and counter-sniper system, PDCue®, for the U.S. Army and Marine Corps, and develops and manufactures hydraulic test equipment for U.S. and foreign governments, and for commercial customers. Through technology and manufacturing licenses, AAI also pursues opportunities to provide leading-edge products not developed by AAI to support U.S. military needs. As a partner with the Mississippi Band of Choctaw Indians, AAI develops, manufactures and supports Aviation Ground Support Equipment for the U.S. Armed Forces.

In each of 2006, 2005 and 2004, net sales of Advanced Programs contributed less than 10% of total consolidated net sales from continuing operations.

Discontinued Operations

Energy Operation

On December 29, 2006, United Industrial completed the sale of its wholly owned subsidiary, Detroit Stoker Company (“Detroit Stoker”), a supplier of stokers and related combustion equipment for the production of steam used in heating, industrial processing and electric power generation around the world, which comprised the energy segment. The sale price consisted of $17,200 cash and a promissory note of $5,000. Prior to the sale, the energy segment was reported as continuing operations; the historical operating results are now reported in discontinued operations.

For financial information regarding the discontinued energy operation, and a description of its remaining commitments and contingencies, see Note 17 and Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Transportation Operation

For financial information regarding the discontinued transportation operation, and a description of its remaining commitments and contingencies, see Note 17 and Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Funded Backlog

The company’s funded backlog represents the estimated remaining sales value of work to be performed under contracts for which funds have been appropriated or purchase orders received. For continuing operations, funded backlog at December 31, 2006 and 2005 was as follows:

2006	2005
$662,244	$487,366

Except for approximately $278,327, substantially all the funded backlog at December 31, 2006 is expected to be filled in 2007.

Regulatory Matters

U.S. Government Defense Contracts and Regulations

The company acts as a prime contractor or major subcontractor for many different U.S. Government programs. A program generally is implemented by the award of individual contracts and subcontracts and is subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. U.S. Government contracts and subcontracts under a program are subject to termination or adjustment if appropriations for such programs are not available or change. The U.S. Government is required to adjust equitably a contract price for additions or reductions in scope or other changes ordered by it.

In addition, U.S. Government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience as well as termination for default based on performance. Upon termination for convenience, the company is generally entitled to compensation only for work done and commitments made at the time of termination and will receive some allowance for profit on the work performed. A termination arising out of the company’s default could expose it to liability and have a negative impact on the company’s ability to obtain future contracts and orders. Furthermore, on contracts for which the company is a subcontractor and not the prime contractor, the U.S. Government could terminate the prime contract for convenience or otherwise, irrespective of the company’s performance as a subcontractor. The U.S. Government’s right to terminate its contracts for convenience has not historically had any material adverse effect upon the company’s operations or financial condition. However, there can be no assurance that a future termination for convenience, if any, will not have a material adverse effect on the company’s operation or financial condition.

Most of the company’s revenue arrangements with the U.S. Government, including the DoD, are subject to unique procurement and administrative rules. These rules are based on both laws and regulations, including the U.S. Federal Acquisition Regulation (FAR), that (1) impose various profit and cost controls, (2) regulate the allocations of costs, both direct and indirect, to contracts and (3) provide for the non-reimbursement of unallowable costs. Unallowable costs include, but are not limited to, lobbying expenses, interest expenses and certain costs related to business acquisitions, including, for example, the incremental depreciation and amortization expenses arising from fair value increases to the historical carrying values of acquired assets. The company’s contracts with the U.S. Government include both cost reimbursement and fixed price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into three basic types: (i) cost plus fixed fee contracts, which provide for the payment of a fixed fee irrespective of the final cost of performance; (ii) cost plus incentive fee contracts, which provide for increases or decreases in the fee, within specified limits, based upon actual results as compared to contractual targets relating to such factors as cost, performance and delivery schedule; and (iii) cost plus award fee contracts, which provide for the payment of an award fee determined at the discretion of the customer based upon the performance of the contractor against pre-established criteria. Under cost reimbursement type contracts, the company is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress.

The company’s fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under firm fixed-price contracts, the company agrees to perform a specific scope of work for a fixed price and as a result, the company benefits from cost savings and carries the burden of cost overruns. Under fixed-price incentive contracts, the company shares with the U.S. Government savings accrued from contracts performed for less than target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost) and carries the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, the company’s profit may also be adjusted up or down depending upon whether specified performance objectives are met.

As a U.S. Government contractor, the company is subject to specific import and export, procurement and other regulations and requirements. Failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination and the assessment of penalties and fines, and could lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, the protection of the environment, accuracy of records and recording of costs.

The company is also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (“DCAA”). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, the company may be subject to civil and criminal penalties and administrative sanctions, which may include: termination of contracts; forfeiture of profits; suspension of payments; fines; and suspension or prohibition from doing business with the U.S. Government.

International

The company’s international sales are subject to U.S. and foreign government regulations and procurement policies and practices. They are also subject to regulations relating to import-export control, investments, exchange controls and repatriation of earnings.

Environmental

The company is subject to a variety of federal state, local and foreign environmental laws and regulations. These cover the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. The company regularly assesses its compliance status and management of environmental matters.

Operating and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of the company’s operations. Historically, these costs have not been significant relative to total operating costs or cash flows. Often they are allowable costs under the company’s contracts with the U.S. Government. Based on information currently available to the company, and current U.S. Government policies relating to allowable costs, the company does not expect continued environmental compliance to have a material impact on its results of operations, financial condition or cash flows.

Patents and Trademarks

The company owns an intellectual property portfolio, which includes U. S. and foreign patents, unpatented know-how, trademarks and copyrights, all of which contribute to the protection of the company’s technology. The company owns U.S. and foreign patents relating to various product lines, including, but not limited to, electronics, electro-mechanical systems, UAS, ordnance, training and simulation systems, test equipment and hydraulics. Patents developed while under contract with the U.S. Government may be subject to use by the U.S. Government. The company also owns a number of active trademark registrations (including those for the mark AAI, among others) and pending trademark applications in the U.S. and in various foreign countries or regions. While the company’s intellectual property rights in the aggregate are important to the operation of the company’s business, the company does not believe that any existing patent, license, trademark or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on the company’s business taken as a whole.

Research and Development

During 2006, 2005 and 2004, the company expended approximately $14,828, $10,139 and $5,352, respectively, on independent research and development of new products and improvements of existing products. All of these programs are funded by AAI. In accordance with government regulations, the company recovers a significant portion of these expenditures through overhead charges to U.S. Government contracts. In addition, the company was and is under contract, primarily with the U.S. Government, to conduct research and development. During 2006, 2005 and 2004, the company recognized revenue of $55,604, $35,334 and $25,384, respectively, under these contracts. The growth increase in independent research and development and contract research and development is primarily due to enhancement of the UAS and Test Systems products.

Raw Materials

In manufacturing the company’s products, the company uses its own production capabilities as well as a diverse base of third-party suppliers and subcontractors. Although certain aspects of the company’s business require relatively scarce raw materials, the company has not experienced difficulty in its ability to procure raw materials, components, sub-assemblies and other supplies required in the company’s manufacturing processes.

Employees

As of December 31, 2006, the company had approximately 2,316 full-time employees. A union represents 35 employees under two separate collective bargaining agreements, each expiring on August 1, 2009. The company considers its relations with employees to be satisfactory.

Financial Information Relating to Geographic Areas

	Year ended December 31,
	2006	2005	2004
Sales:
U.S. Government	$523,271	$452,943	$321,433
Export Sales	23,635	18,755	24,900
Domestic Commercial	17,132	8,489	8,728
Total sales	$564,038	$480,187	$355,061

Geographic Information

The following table presents the company’s net sales by geographic area based on the location of the company’s customers.

	Year ended December 31,
	2006	2005	2004
Sales:
United States	$540,403	$461,432	$330,161
Australia	1,848	1,913	4,981
Egypt	—	2,283	7,014
Greece	1,817	—	—
Japan	3,560	4,062	2,708
Netherlands	6,750	3,422	—
United Kingdom	2,933	2,007	—
Other	6,727	5,068	10,197
Total sales	$564,038	$480,187	$355,061

	Year ended December 31,
	2006	2005	2004
Long-lived assets (a)
United States	$112,989	$46,293	$29,703
United Kingdom	8,957	8,388	—
Australia	4,304	—	—
Total long-lived assets	$126,250	$54,681	$29,703

(a)           Long-lived assets consist of property, plant and equipment, goodwill and other intangible assets.

For financial information about geographic areas, including sales to foreign countries, see Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Certification with the New York Stock Exchange and SOX Certification

On June 7, 2006, the company’s Chief Executive Officer filed with the New York Stock Exchange the certification regarding the company’s compliance with the New York Stock Exchange’s corporate governance listing standards, as required by Listed Company Manual Rule 303A.12.

The certification of the company’s President and Chief Executive Officer and the company’s Vice President and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this Annual Report.

Available Information

The company furnishes its stockholders with annual reports containing audited financial statements. The company files its annual reports, quarterly reports, current reports and proxy statements, and all amendments to those reports and proxy statements with the Securities and Exchange Commission (“SEC”) electronically via the SEC’s Electronic Data Gathering, Analysis and Retrieval system (“EDGAR”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC via EDGAR. The address of this Internet site is http://www.sec.gov. Interested persons may also read and copy any reports, statements or other information that the company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Interested persons can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The company’s annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports are available free of charge through the company’s website at http://www.unitedindustrial.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, executive officers and employees. The Code is available on the company’s website. If any waivers of the Code are granted, the waivers will be disclosed in an SEC filing on Form 8-K. The company’s website also includes the company’s Corporate Governance Guidelines, and the Charters of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation and Stock Option Committee. Stockholders may request free copies of these documents by writing to Investor Relations, 124 Industry Lane, Hunt Valley, MD 21030, by calling 410-628-3500 or sending an email request to grays@aaicorp.com. Information contained on the company’s website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

ITEM 1A.        RISK FACTORS

The following are some of the factors that the company’s management believes could cause the company’s actual results to differ materially from expected and historical results. Additional risks and uncertainties not presently known to management, or that management currently sees as immaterial, may also harm the company’s business. If any of the risks or uncertainties described below, or any such additional risks and uncertainties actually occur, the company’s business, results of operations and financial condition could be materially and adversely affected.

The company depends on government contracts for substantially all of its sales and the loss of government contracts or a delay or decline in funding of existing or future government contracts could adversely affect the company’s results of operations and ability to fund growth.

The company derived approximately 92.8% of its consolidated net sales from the U.S. Government and its agencies during the year ended December 31, 2006. The company expects that sales to the U.S. Government will continue to be the primary source of its revenue for the foreseeable future. Therefore, any significant disruption or deterioration of the company’s relationship with the U.S. Government would significantly reduce the company’s results of operations.

The DoD budget has increased for each fiscal year from 1997 to 2007. On February 5, 2007, the President sent to Congress his defense budget for fiscal 2008. The budget requests $481.4 billion in discretionary authority for the DoD base budget, an 11.3% increase over the projected enacted level for fiscal 2007, for growth of 8.6%; and $141.7 billion to continue the fight in the Global War on Terrorism in fiscal 2008. There can be no assurance that Congress will approve the defense budget for fiscal 2008, as submitted. In addition, the fiscal 2008 base budget and future budgets could be negatively impacted by several factors, including, but not limited to, the U.S. Government’s budget deficits, a change in spending priorities and the costs of sustaining the U.S. military operations in Iraq and Afghanistan, which could cause the DoD budget to remain unchanged or to decline. A significant decline in U.S. military expenditures in the future could result in a material decrease to the company’s sales, earnings and cash flow. The company’s business is also highly sensitive to changes in national and international priorities and the U.S. Government budgets. A shift in Government defense spending to other programs in which the company is not involved could have a material adverse affect on the company’s results of operations.

The company acts as prime contractor or major subcontractor for many different U.S. Government programs. Over its lifetime, a program may be implemented by the award of many different individual contracts and subcontracts. The funding of U.S. Government programs is subject to congressional appropriations. Although multiple year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination of funding for a U.S. Government program in which the company provides products or services would result in a loss of anticipated future revenues attributable to that program, and would have a negative impact on the company’s results of operations. In addition, the termination of a program or failure to commit funds to a prospective program already started could increase the company’s overall costs of doing business.

U.S. Government contracts typically contain provisions and are subject to laws and regulations that give the government agencies rights and remedies not typically found in commercial contracts, including providing the government agency with the ability to unilaterally:

•       terminate or reduce the value of and modify some of the terms and conditions of existing contracts;

•       suspend or permanently prohibit the company from doing business with the U.S. Government or with any specific governmental agency;

•       control and potentially prohibit the export of the company’s products; and

•       claim rights in technologies and systems invented, developed or produced by the company.

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

In addition, the company’s U.S. Government contracts typically involve the development, application and manufacturing of advanced defense and technology systems and products aimed at achieving challenging goals. New technologies may be untested or unproven. In some instances, product requirements or specifications may be modified. As a result, the company may experience technological and other performance difficulties, which may result in delays, setbacks, cost overruns and product failures, in connection with the company’s U.S. Government contracts.

As a U.S. Government contractor, the company is subject to a number of procurement rules and regulations.

The company must comply with and is affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiation, define allowable and unallowable costs and otherwise govern the company’s right to reimbursement under certain cost-based U.S. Government contracts and restrict the use and dissemination of classified information and the exportation of certain products and technical data. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of the company’s contracts and, under certain circumstances, suspension or debarment from future contracts for a period of time.

These laws and regulations affect how the company does business with its customers, and in some instances impose added costs on its business. These costs might increase in the future, reducing margins, which could have a negative effect on the company’s financial condition and results of operations.

The company’s business could be adversely affected by a negative audit by the U.S. Government.

U.S. Government agencies, such as the Defense Contract Audit Agency (“DCAA”), routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and information management systems. These audits may occur several years after the period to which the audit relates. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit identifies significant unallowable costs, the company could incur a material charge to earnings and a reduction in cash position.

If an audit uncovers improper or illegal activities, the company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, as a U.S. Government contractor, the company is subject to an increased risk of investigations, criminal prosecution, civil fraud, whistle-blower lawsuits and other legal actions and liabilities as compared with purely commercial companies, the results of which could have a material adverse effect on the company’s operations. The company could suffer serious harm to its reputation if allegations of impropriety are made against it.

The company’s revenues may be adversely affected if the company fails to win competitively awarded contracts or to receive renewal or follow-on contracts.

The company obtains many of its U.S. Government contracts through a competitive bidding process. Competitive bidding presents a number of risks, including, without limitation:

•       the need to compete against companies or teams of companies that may have more financial and marketing resources and more experience in bidding on and performing major contracts than the company has;

•       the need to compete against companies or teams of companies that may be long-term, entrenched incumbents for a particular contract for which the company is competing;

•       the need to compete to retain existing contracts that have in the past been awarded to the company on a sole-source basis;

•       the expense and delay that may arise if the company’s competitors protest or challenge new contract awards;

•       the need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties, cost overruns or both;

•       the substantial cost and managerial time and effort, including design, development and marketing activities necessary to prepare bids and proposals for contracts that may not be awarded to the company;

•       the need to develop, introduce and implement new and enhanced solutions to the company’s customers’ needs;

•       the need to locate and contract with teaming partners and subcontractors; and

•       the need to accurately estimate the resources and cost structure that will be required to perform any fixed-price contract that the company is awarded.

There are no assurances that the company will continue to win competitively awarded contracts or to receive renewal or follow-on contracts. Renewal and follow-on contracts are important because the company’s contracts are for fixed terms. These terms vary from shorter than one year to over five years, particularly for contracts with options. The typical term of the company’s contracts with the U.S. Government is between one and three years. The loss of revenues from the company’s possible failure to win competitively awarded contracts or to obtain renewal or follow-on contracts may be significant because the company’s U.S. Government contracts account for a substantial portion of its sales.

A decline in the funding for the company’s UAS programs or the company’s inability to win future UAS contracts could have a material adverse effect on the company’s financial position and results of operations.

Net sales of the company’s Shadow 200 TUAS, including logistical support for fielded Shadow TUAS for the years ended December 31, 2006, 2005 and 2004 represented 65.1%, 63.0% and 57.3% of total sales, respectively. While the company believes that there will be growth in UAS markets, a decline in the funding for the company’s UAS programs, or the inability of the company to win new UAS contracts, could have a material adverse effect on the company’s financial position and results of operations.

Other risks associated with U.S. Government high technology contracts may expose the company’s business to adverse consequences.

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

Military transformation and planning may affect future procurement priorities and existing programs.

The DoD is committed to a transformation of the U.S. military that will achieve and maintain advantages through changes in operational concepts, organizational structure and technologies that significantly improve warfighting capabilities. This defense transformation is evidenced by a trend toward smaller, more capable, interoperable and technologically advanced forces. To achieve these capabilities, a change in acquisition is underway toward early deployment of initial program capabilities followed by subsequent incremental improvements, cooperative international development programs and a demonstrated willingness to explore new forms of development, acquisition and support. Along with these trends, new system procurements are being evaluated for the degree to which they support the concept of jointness and interoperability among the services. The company cannot predict whether potential changes in priorities due to defense transformation will afford new or additional opportunities for the company’s businesses in terms of existing, follow-on or replacement programs.

The company’s backlog is subject to reduction and cancellation, which could negatively impact its revenues and results of operations.

Backlog represents orders placed for which funds have been appropriated or purchase orders received. The company’s total funded backlog as of December 31, 2006 was approximately $662,244. Backlog is subject to fluctuations and is not necessarily indicative of future sales. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce backlog and consequently, future revenues. The company’s failure to replace canceled or reduced backlog could negatively impact its revenues and results of operations.

The company’s earnings and profit margins may vary based on the mix of its contracts and programs.

The company typically experiences lower profit margins under cost reimbursable and fixed-price development contracts than under fixed-price production contracts. In general, if the volume of products and services the company provides under cost reimbursable and fixed price development contracts increases in proportion to the volume of products and services the company provides under fixed price production contracts, the company’s operating results may be adversely affected. In addition, the company’s earnings and margins may vary materially depending on the costs the company incurs in contract performance, its achievement of other contract performance objectives and the stage of performance at which the company’s right to receive fees, particularly under incentive and award fee contracts, is finally determined.

The company may be liable for system and service failures.

The company designs, produces, and supports complex aerospace and defense systems. The company is often tasked to develop or integrate new technologies that may be untested or unproven. The company has experienced, and may in the future experience, some system and service failures, schedule or delivery delays and other problems in connection with its work. If the company’s systems, services, products or other applications have significant defects or errors, are subject to delivery delays or fail to meet customers’ expectations, the company may:

•       lose revenues due to adverse customer reaction;

•       be required to provide additional services to a customer at no charge;

•       receive negative publicity, which could damage the company’s reputation and adversely affect the company’s ability to attract or retain customers; or

•       suffer claims for substantial damages,

which could have an adverse effect on the company’s results of operations and future prospects.

Changes in underlying assumptions, circumstances or judgments used to estimate total revenues and cost at completion have resulted, and may result in the future, in cost overruns or have otherwise adversely affected, and may in the future adversely affect, results of operations, including decreased operating margins.

During the year ended December 31, 2006, fixed price contract sales comprised 50.6% of sales from continuing operations. Under firm fixed price contracts, the company performs services under a contract at a stipulated price. If the company fails to anticipate technical problems, estimate costs accurately or control costs during its performance of fixed price contracts, the company can incur losses on those contracts because any costs in excess of the fixed price are absorbed by the company.

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

Because of the significance of the judgments and estimation processes described above, it is possible that the results could be different and the differences could be material if the company used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information regarding the company’s accounting policies for recognizing sales and profits, see Critical Accounting Policies under Part II, Item 7 of this Annual Report.

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

Business disruptions could adversely affect the company’s future sales, financial condition, reputation or stock price or increase costs and expenses.

The company’s business, and that of its key suppliers and customers, may be impacted by disruptions including, but not limited to, threats to physical security, information technology attacks or failures, damaging weather or other acts of nature and pandemics or other public health crises. Such disruptions could affect the company’s internal operations or services provided to customers, adversely impacting the company’s sales, financial condition, reputation or stock price or increase its costs and expenses.

The company derives revenues from international sales and is subject to the risks of doing business in foreign countries.

The company derived approximately 4.2% of its revenues from international sales during the year ended December 31, 2006 and, as a result, is subject to risks of doing business internationally, including:

•       changes in regulatory requirements that may adversely affect the company’s ability to sell certain products or repatriate profits to the United States;

•       domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements;

•       devaluations and fluctuations in foreign currency exchange rates;

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

Licenses for the export of many of the company’s products are required from U. S. government agencies in accordance with various statutory authorities, including the Export Administration Act of 1979, the International Emergency Economic Powers Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976. The company can give no assurance that it will be successful in obtaining these necessary licenses in order to conduct business abroad. In the case of certain sales of defense equipment and services to foreign governments, the U.S. Department of State must notify Congress at least 15 to 30 days prior to authorizing these sales depending on the size and location of the sale. During that time, Congress may take action to block the proposed sale.

The company operates in highly competitive markets and its future success will depend on its ability to develop new technologies that achieve market acceptance and to compete successfully.

The defense industry, in which the company primarily participates, is highly competitive and characterized by rapid technological change. If the company does not continue to improve existing product and service lines and develop new products, services and technologies, its business could be materially and adversely affected. In addition, competitors could introduce new products and services with greater capabilities, which could also have a material and adverse effect on the company’s business. Accordingly, the company’s future performance depends on a number of factors, including its ability to:

•       identify emerging technological trends in target markets;

•       develop and maintain competitive products and services;

•       enhance the company’s products and services by adding innovative features that differentiate them from those of competitors; and

•       develop, manufacture and bring products and services to market quickly at cost-effective prices.

The company believes that, in order to remain competitive in the future, it will need to continue to develop new products and services, which will require the investment of significant financial resources. The need to make these expenditures could divert the company’s attention and resources from other projects and the company cannot be sure that these expenditures will ultimately lead to the timely development of new technology. Due to the design complexity of the company’s products, the company may in the future experience delays in completing the development and introduction of new products and services. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for the company’s products and services will develop or continue to expand as currently anticipated. The failure of the company’s technology to gain market acceptance could significantly reduce revenues and harm the company’s business. Furthermore, the company cannot be sure that its competitors will not develop competing technologies which gain market acceptance in advance of the company’s products and services.

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

The company is subject to litigation and other liabilities, which could have a material adverse effect on the company’s business, results of operations and financial condition.

The company’s financial condition and performance may be affected by pending litigation and other loss contingencies, and by unanticipated liabilities. The company is subject to lawsuits, including asbestos related claims and environmental matters, several of which involve large claims and significant defense costs. Any of these claims, whether with or without merit, could result in costly litigation and divert the time, attention and resources of management. These litigation matters and contingencies are described in Note 17 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The company’s level of returns on employee benefit plans assets and interest rates could affect its earnings and cash flows in future periods.

Net income or loss and cash flows may be significantly positively or negatively impacted by the amount of income or expense recorded and required contributions for the company’s employee benefit plans. Judgments, assumptions and assessments of uncertainties are required in developing the projected obligations for pension and other post-retirement employee benefits. Changes in assumptions related to the company’s employee benefit plans can significantly affect its results of operations.

The company has complemented and may continue to complement its growth strategy through acquisitions, which subject the company to numerous risks that could have a material adverse effect on its business, financial condition or results of operations.

The company has complemented and may continue to complement its growth strategy through acquisitions that broaden its product and service offerings, deepen its capabilities and allow entry into new attractive domestic and international markets. Acquisitions may require significant capital resources and divert management’s attention from its existing business and may not have the benefits anticipated. Acquisitions also entail an inherent risk, which could subject the company to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition of a business that were not known to the company at the time of the acquisition. The company may also incur significantly greater expenditures in integrating an acquired business than had been initially anticipated. In addition, acquisitions may create unanticipated tax and accounting problems. A key element of the company’s acquisition strategy, depending on the type of acquisition, may also include retaining management and key personnel of the acquired business to operate the acquired business for the company.  The company’s inability to retain these individuals could materially impair the value of an acquired business. The company’s failure to successfully accomplish future acquisitions or to manage and integrate completed or future acquisitions could have a material adverse effect on its business, financial condition or results of operations. There can be no assurances that the company:

•       will identify suitable acquisition candidates;

•       can consummate acquisitions on acceptable terms;

•       can successfully compete for acquisition candidates against larger companies with significantly greater resources;

•       can successfully integrate any acquired business into its operations or successfully manage the operations of any acquired business; or

•       will be able to retain an acquired company’s significant client relationships, goodwill and key personnel or otherwise realize the intended benefits of any acquisition.

Future acquisitions may require that the company incur debt or issue dilutive equity.

The company’s acquisition strategy may require the company to incur debt, under its existing credit facility or otherwise, or sell equity, resulting in additional leverage or dilution of ownership.

The company may incur material goodwill and other intangible asset impairment charges related to mergers and acquisitions.

The company has recognized goodwill of $51,314 and other indefinite-lived intangible assets of $27,784 in connection with mergers and acquisitions as of December 31, 2006. In accordance with accounting rules, the goodwill and other indefinite-lived intangible assets are reviewed annually for impairment unless circumstances or events indicate that an impairment test should be performed sooner to determine if there has been any impairment to value.  The review for impairment is based on several factors requiring judgment. Principally, a decrease in expected cash flows or change in market conditions, among other things, may indicate potential impairment of recorded goodwill.

The company’s mergers and acquisitions during 2006 did not involve the acquisition of significant tangible assets and, as a result, a significant portion of the purchase price in each case will likely be allocated to goodwill and other intangible assets. The company is currently valuing the goodwill and other indefinite-lived intangible assets acquired in connection with mergers and acquisitions during 2006. The company will continue to test for impairment on an annual basis, coinciding with its fiscal year-end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying value. Hence, the company will test for impairment of goodwill and other intangible assets related to mergers and acquisitions during 2006 in the second half of 2007, unless circumstances or events indicate that an impairment test should be performed sooner. The company may incur material goodwill or other indefinite-lived intangible asset impairment charges related to its mergers and acquisitions.

The company increased its leverage as a result of the sale of the 3.75% Convertible Senior Notes.

In connection with the sale of the 3.75% Convertible Senior Notes, the company incurred $120,000 of indebtedness. The degree to which the company is leveraged could adversely affect its ability to obtain further financing or working capital, consummate acquisitions or otherwise pursue strategies, and could make the company more vulnerable to industry downturns and competitive pressures. The company’s ability to meet its debt service obligations will be dependent upon its future performance, which will be subject to the financial, business and other factors affecting the company’s operations, many of which are beyond the company’s control.

The 3.75% Convertible Senior Notes carry certain conversion, repurchase and payment rights which may result in the issuance of shares of the company’s Common Stock and a dilution of existing shareholders.

Under certain circumstances, the holders of the 3.75% Convertible Senior Notes may convert their notes into shares of the company’s Common Stock (subject to the company’s right to deliver cash in lieu of shares of Common Stock or a combination thereof) or require the company to repurchase their notes. In the event of any such repurchase, the company may elect to make the payment, including any interest payments (including any make-whole interest payments) in shares of the company’s Common Stock. Under certain circumstances, the company may require the holders of the 3.75% Convertible Senior Notes to convert their notes into shares of the company’s Common Stock. If the company elects to convert the notes, the company also may elect to pay interest due on the notes in shares of the company’s Common Stock. The issuance of Common Stock under any of these circumstances could result in a substantial dilution of existing shareholders.

The company may violate financial covenants under its credit facility which could have a material adverse effect on the company’s liquidity and financial condition. The terms of the credit facility may restrict the company’s financial and operational flexibility, including its ability to invest in new business opportunities.

The company has a four-year secured revolving credit facility with a syndicate of six banks. The credit facility, which expires in July 2009, provides the company with borrowing capacity of $100,000, including a $5,000 swing line and a $100,000 letter of credit sub-facility. The company uses the credit facility to fund acquisitions, finance capital expenditures, provide working capital, fund letters of credit and for other general corporate purposes. As of December 31, 2006, approximately $2,416 of letters of credit were outstanding under the credit facility. The terms of the credit facility require the company to comply with certain affirmative, negative and financial covenants, including, among others, the maintenance of certain leverage and fixed charge coverage ratios, minimum consolidated tangible net worth ratios, limits on the incurrence of debt and preferred equity, limits on the incurrence of liens, a limit on the making of dividends or distributions, limits on sales of assets and a limit on capital expenditures.  If the company’s future financial performance or operations results in a violation of the covenants under the credit facility, the company could be required to repay outstanding borrowings and would not be permitted to borrow under the facility, which would have a material adverse effect on the company’s liquidity and financial condition. The terms of the credit facility may restrict the company’s financial and operational flexibility, including its ability to invest in new business opportunities.

The company’s charter and bylaws, Delaware law and the indenture for the company’s 3.75% Convertible Senior Notes contain provisions that could discourage a takeover even if beneficial to shareholders.

The company’s charter and bylaws, in conjunction with Delaware law, contains provisions that could make it more difficult for a third party to obtain control of the company even if doing so would be beneficial to shareholders. For example, the company’s bylaws allow the Board of Directors to expand its size and fill any vacancies without shareholder approval. Furthermore, the company’s board has the authority to issue preferred stock and to designate the voting rights, dividend rate and privileges of the preferred stock, all of which may be greater than the rights of common shareholders. Additionally, upon a change of control of the company, the holders of the 3.75% Convertible Senior Notes may have the right to require the company or its successor to repurchase the 3.75% Convertible Senior Notes at a make-whole premium designed to compensate note holders for the lost option time value of their 3.75% Convertible Senior Notes, plus accrued and unpaid interest to the date of repurchase in cash. This could make it more costly for a third party to obtain control of the company even if doing so would be beneficial to shareholders.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

The following table sets forth the principal properties owned or leased by the company as of March 1, 2007.

Location	Principal Use	Approximate Area	Owned or Leased
Industry Lane Hunt Valley, MD	Corporate headquarters, and manufacturing, engineering and administrative facilities for AAI	429,750 sq. ft. floor space on 38 acres of land	Owned in fee
5 Alliance Dr. Charleston, SC	Manufacturing, engineering, and administrative for AAI —subleased to AAI Services	222,000 sq. ft. 35 acres	Owned in fee
318 Clubhouse Road Building 35 Hunt Valley, MD	Office space for AAI Services	29,792 sq. ft.	Leased to Dec 31, 2009
10150 York Road Suite 200 Hunt Valley, MD	Office space for AAI	64,529 sq. ft.	Leased to Apr 30, 2010
401 Junior Beck Drive Corpus Christi, TX	Overhaul, testing and storage of aircraft engines and components for McTurbine	40,000 sq. ft.	Leased to Dec 31, 2016
4401 Freidrich Lane, Bldg 2 Austin, TX	Office space, manufacturing, and engineering for Symtx	38,628 sq. ft.	Leased to Mar 31, 2009
Unit 16 Compass Point Ensign Way Hamble, Hampshire United Kingdom	Engineering and administrative facilities for ESL Defence Limited	6,000 sq. ft.	Leased to May 27, 2017
Unit 17 Compass Point Ensign Way Hamble, Hampshire United Kingdom	Engineering and administrative facilities for ESL Defence Limited	6,000 sq. ft.	Leased to Jun 12, 2017
Unit 1 -585 Blackburn Road Notting Hill, Australia	Office space and light manufacturing for Aerosonde	Unit 1—sq. ft not specified	Leased to Feb 28, 2010

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the company’s security holders during the fourth quarter of the year ended December 31, 2006.

ITEM 4A.        EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and position held by each of the executive officers of United Industrial are as follows:

Name	Age	Position
Frederick M. Strader	53	Director, Chief Executive Officer and President
James H. Perry	45	Vice President, Chief Financial Officer and Controller
Jonathan A. Greenberg	40	Vice President, General Counsel, Chief Compliance and Ethics Officer and Secretary
Stuart F. Gray	47	Treasurer
John F. Michitsch	63	Executive Vice President, AAI Corporation
Michael A. Boden	46	Executive Vice President, Operations, AAI Corporation

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

James H. Perry has served as Vice President of United Industrial since May 1998, Chief Financial Officer since October 1995, Treasurer from December 1994 to April 2005, and as Controller since November 2005. Mr. Perry has served as Chief Financial Officer of AAI since July 2000, as Treasurer from July 2000 to April 2005, and as Vice President since 1997.

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

John F. Michitsch has served as Executive Vice President of AAI since April 2004. Prior to joining the company, Mr. Michitsch served as a Vice President in Northrop Grumman’s Electronic Systems Sector in the Ground Combat Systems division from August 2000 to September 2003. In July 2000, Mr. Michitsch retired from the U.S. Army as a Major General after 35 years of service.

Michael A. Boden has served as Executive Vice President, Operations, of AAI since January 1, 2007, and as Executive Vice President, Programs, of AAI from January 2005 to January 2007. From January 2003 to January 2005, Mr. Boden served as President of AAI Services Corporation and from March 2001 to January 2003, as Vice President, Operations of AAI Corporation.

PART II

ITEM 5.                MARKET PRICE AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Holders

The company’s par value $1.00 per share common stock (the “Common Stock”) currently trades on the New York Stock Exchange under the symbol “UIC”. The following table sets forth the high and low sales prices per share of Common Stock for each of the quarterly periods during 2006 and 2005, as reported by the New York Stock Exchange:

	For the Quarterly Period Ended
	March 31,	June 30,	September 30,	December 31,
2006
Low	$41.81	$44.22	$42.08	$41.40
High	$60.93	$69.80	$55.26	$54.70
2005
Low	$28.01	$27.58	$31.86	$33.59
High	$39.33	$37.34	$38.30	$45.27

The number of shareholders of record of Common Stock as of March 1, 2007 was approximately 1,393.

Dividend Policy

The Board of Directors of United Industrial declared quarterly dividends of $0.10 per share on Common Stock to shareholders of record during each of the calendar quarters of 2006 and 2005. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the company’s corporate strategy, future earnings, operations, capital requirements, the general financial condition of the company and general business conditions. In addition, under the terms of the Indenture governing United Industrial’s $120,000 3.75% Convertible Senior Notes due September 15, 2024 (the “3.75% Convertible Senior Notes”), should United Industrial distribute a cash dividend in any quarterly period in excess of $0.10 per share, the conversion rate provided for in the Indenture would be adjusted. The company’s current credit facility also restricts the amount and conditions under which the company may declare dividends. See Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Performance Graph

The following Performance Graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the company specifically incorporates it by reference into such filing.

The graph below compares the total returns that an investor would have earned assuming the investment of $100 on December 31, 2001 in the company’s common stock, the Russell 2000 Value Index, and a peer group index, Space Aerospace and Defense Index (“SPADE”). SPADE is a published index consisting as of December 29, 2006 of 54 companies, including the company. This index may be found at www.spadeindex.com, or within the American Stock Exchange symbol “DXS”.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG UNITED INDUSTRIAL CORPORATION,
RUSSELL 2000 INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2000 ASSUMES DIVIDEND
REINVESTED FISCAL YEAR ENDING DEC. 31, 2006

Assumes $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year in the company’s common stock, Russell 2000 Value Index, and SPADE.

*Cumulative total return assumes reinvestment of dividends.

Purchases of Equity Securities by the Issuer

During 2006, the company made the following purchases of its Common Stock. For further information regarding the company’s purchases of its equity securities, see Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Issuer Repurchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
10/1/06—10/31/06	—	—	—	—
11/1/06—11/30/06	—	—	—	—
12/1/06—12/31/06	105,736	$49.88	105,736	$44,722

ITEM 6.                SELECTED FINANCIAL DATA

The following table presents selected historical financial data derived from the audited Consolidated Financial Statements and other company information for each of the five years presented. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited Consolidated Financial Statements and the Notes thereto.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Operating Data
Continuing Operations:
Net Sales	$564,038	$480,187	$355,061	$282,425	$229,215
Operating Costs and Expenses	511,457	428,860	314,607	261,677	211,919
Operating Income	52,581	51,327	40,454	20,748	17,296
Interest (Expense) Income, Net	(1,459)	(2,872)	(1,025)	318	(741)
Income before Income Taxes	51,803	56,190	39,314	20,762	16,267
(Provision) Benefit for Income Taxes	(18,683)	(20,221)	(11,006)	(7,672)	80
Income from Continuing Operations, net	33,120	35,969	28,308	13,090	16,347
Gain on Sale of Discontinued Energy Operation, net	8,390	—	—	—	—
Income (Loss) from Discontinued Operations, net	5,663	4,989	(1,508)	(18,931)	(55,424)
Net Income (Loss)	47,173	40,958	26,800	(5,841)	(39,077)
Basic Earnings (Loss) per Share:
Income from Continuing Operations	2.91	3.04	2.22	0.99	1.26
Income (loss) from Discontinued Operations	1.24	0.42	(0.12)	(1.43)	(4.26)
Net Income (Loss)	4.15	3.46	2.10	(0.44)	(3.00)
Diluted Earnings (Loss) per Share:
Income from Continuing Operations	2.47	2.57	2.10	0.96	1.19
Income (Loss) from Discontinued Operations	0.95	0.32	(0.11)	(1.39)	(4.04)
Net Income (Loss)	3.42	2.89	1.99	(0.43)	(2.85)
Cash Dividends Paid on Common Stock	4,549	4,733	5,093	5,315	3,912
Cash Dividends Declared per Common Share	0.40	0.40	0.40	0.40	0.30
Shares Outstanding at Year End	11,320	11,279	12,292	13,267	13,068
Financial Position (at Year End)
Total Assets	$358,640	$304,401	$421,149	$161,689	$158,195
Property and Equipment, Net—Continuing Operations	47,042	43,128	25,643	22,210	21,193
Long-Term Debt, Including Current Portion	122,926	121,687	122,958	—	—
Shareholders’ Equity	63,299	25,522	31,566	40,947	47,631
Financial Ratios
Return on Shareholders’ Equity (Net Income)	74.5%	160.5%	84.9%	—%	—%
Operating Margin	9.3%	10.7%	11.4%	7.3%	7.5%
Income from Continuing Operations as a Percentage of Net Sales	5.9%	7.5%	8.0%	4.6%	7.1%
Statistical Data—Continuing Operations
Funded Backlog as of Year End	$662,244	$487,366	$380,622	$318,307	$296,117
Capital Expenditures	13,250	25,239	9,368	5,960	5,026
Depreciation and Amortization	12,330	8,957	5,494	5,033	4,796
Number of Employees at End of Year	2,316	1,907	1,532	1,480	1,480

Note:

(1)          Certain prior year balances have been reclassified to conform to the current year presentation. The total assets and liabilities for the years ended December 31, 2004 and 2003 have been equally adjusted to reflect the consolidation of ETI in accordance with the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46R”), effective for the year ended December 31, 2003; previously they were reflected under the equity method. The resulting increase to total assets reflected in this report over previously filed reports is $821 and $11,571 as of December 31, 2004 and 2003, respectively.

(2)          Prior year amounts have been reclassified for discontinued operations.

(3)          2006 includes $2,527 operating expenses for implementation of Statement of Financial Accounting Standard No. 123 Revised, Accounting for Stock-Based Compensation (“SFAS 123R”).

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this Annual Report.

Management Overview

Introduction

The company designs, produces and supports aerospace and defense systems. Its leading-edge technology products and services include unmanned aircraft systems, training and simulation systems, automated aerospace test and maintenance equipment, armament systems, logistical and engineering services, and maintenance, repair and overhaul activities.

The company’s transportation operation and former energy operation are accounted for as discontinued operations, and are discussed separately in the information that follows. The company divested its energy segment on December 29, 2006.

Defense Industry Considerations

The U.S. Government, principally the DoD, is the company’s largest customer, and the company expects that sales to the DoD will be its primary source of revenue for the foreseeable future. As more fully discussed in Part I, Item 1 of this Annual Report, the company’s largest product area includes the development, manufacture and support of UAS, including the Shadow 200 TUAS, which is the U.S. Army’s tactical UAS platform. AAI is one of a limited number of companies to have entered full-rate production and successfully fielded operational UAS for the DoD.

Company Strategy

The Global War on Terrorism, Operation Iraqi Freedom, Operation Enduring Freedom, and homeland defense concerns have focused the U.S. Government’s efforts on ensuring that U.S. armed forces are equipped and trained to prevail in large-scale and small-scale conflicts around the world. At the same time, the DoD is committed to transforming the military into a more agile, responsive, lethal and survivable force for future engagements. The company believes that a key element of the DoD’s strategy is the use of unmanned systems, including UAS. Current market analyses performed by AAI, based on information gathered from budgets and forecasts reported by the DoD, continue to call for near-term growth in UAS programs. However, as a consequence of this growth, larger manufacturers have entered the marketplace. Some of these new competitors are the major aircraft manufacturers, including The Boeing Company and Northrop Grumman Corporation. In addition, the DoD is seeking new and more cost effective methods of sustaining its systems in the field. Increasingly, the DoD is seeking contractors to provide innovative logistics, field service and training solutions in support of procured systems in order to reduce overall maintenance and operational costs, as well as improve operational effectiveness of these systems.

The company intends to strengthen its competitive advantage by continuously improving operational excellence and continuing to invest in research and development initiatives to maintain its track record and technological edge over its competitors in the company’s niche markets. The company also intends to grow its business and plans to use its position as a prime contractor to work with its customers to expand markets for current products, develop upgrades to extend product life, and develop the requirements for future systems. Additionally, the company intends to leverage its expertise, resources and capabilities to expand its engineering and services offerings by addressing product support, logistics, fielding and upgrade needs in order to support a greater portion of the product life cycle. The company plans to maintain a diversified and broad business mix, a favorable balance of cost-reimbursable and fixed-price type contracts, a significant follow-on business and an attractive customer profile. Finally, the company intends to complement its growth strategy through select acquisitions that broaden its product and service offerings, deepen its capabilities and provide entry into new markets.

Acquisitions and Dispositions

On December 29, 2006, United Industrial completed the sale of its wholly owned energy subsidiary, Detroit Stoker Company, for total consideration of $22,200, consisting of $17,200 cash and a promissory note of $5,000. The transaction resulted in an $8,390 gain, net of tax. Prior to the sale, the energy segment was reported as continuing operations; the historical operating results are now reported in discontinued operations.

On November 28, 2006, AAI acquired Symtx, Inc. for a cash purchase price of $34,300 (exclusive of acquisition costs), with the potential for an additional payment of up to $5,000 based upon the achievement of certain financial targets in 2007. Based in Austin, Texas, Symtx designs and manufactures high performance functional test solutions for mission-critical electronic systems and satellites. Symtx contributed net sales of $3,381 in 2006.

On November 14, 2006, the company acquired McTurbine Inc. for a cash purchase price of $31,000 (exclusive of acquisition costs) subject to increase or decrease based upon the closing net worth of McTurbine. Located in Corpus Christi, Texas, McTurbine performs maintenance, repairs, and overhauls of military helicopter engines. McTurbine is an authorized service center for Honeywell and Goodrich Corporation, providing overhauls of T53 and T55 turbo-shaft helicopter engines, as well as T53 fuel control units and governors.  McTurbine contributed net sales of $3,929 in 2006.

On June 19, 2006, the company acquired Aerosonde Pty Ltd. and Aerosonde North America, Incorporated in stock purchase transactions for an aggregate cash purchase price of $6,338 (exclusive of acquisition costs), with additional consideration payable upon the achievement of certain milestones. One of these milestones was achieved and resulted in a $500 payment by the company in 2007. Based in Victoria, Australia, Aerosonde Pty Ltd. is a manufacturer and developer of unmanned aircraft vehicles. Aerosonde North America operates Aerosonde unmanned aircraft vehicles in support of research and development and weather forecasting requirements of U.S. based customers including the U.S. Air Force, the National Oceanic and Atmospheric Administration and NASA. Aerosonde contributed net sales of $2,134 in 2006.

On April 4, 2005, AAI acquired ESL, an EW systems company based in the U.K. for a net cash purchase price of $10,363 (exclusive of acquisition costs). ESL designs and produces electro-optical, infra-

red and ultra-violet test and simulation products for use on flight lines and in aircraft maintenance facilities. In addition, ESL specializes in EW related research, study, and in-service support activity for U.K. government agencies and prime contractors both in the U.K. and the United States. ESL contributed net sales of $10,419 and $7,270 in 2006 and 2005, respectively.

Gain on Sale of Property

In January 2005, the company sold approximately 26 acres of undeveloped property adjacent to its Hunt Valley, Maryland facility for $8,105, which yielded proceeds of $7,555, net of selling expenses and closing costs. The net proceeds were deposited with a qualified intermediary. The company recognized a pretax gain on the sale of this property in the first quarter of 2005 of  $7,152. On March 4, 2005, the company purchased, with funds distributed by the qualified intermediary, a new facility for $5,085 in Charleston, South Carolina for AAI Services Corporation, to support the growth in its operations. Substantially all the remaining net proceeds were disbursed from the qualified intermediary account by July 11, 2005, and were used for improvements to the new facility. The company expects that it will be able to defer paying substantially all of the income tax obligation incurred in connection with the gain on the sale of the property in Hunt Valley, in accordance with Section 1031(b) of the Internal Revenue Code.

Other Restructuring Activities

During the fourth quarter of 2004, the company’s management adopted plans designed to maximize efficiencies in its fluid test systems product area, in accordance with the company’s previously disclosed strategic initiatives.

In the fourth quarter of 2004, AAI began reorganizing the operations of its fluid test systems product area in expectation of realizing certain operating efficiencies. These activities resulted in total charges of approximately $2,552 of which approximately $600 was expensed and $200 was paid in 2004. In addition, the company recorded a non-cash charge in 2004 of approximately $300 for the write down of certain inventories of the fluid test systems product line, which was included in cost of sales. For the year ended December 31, 2005, $1,952 was expensed and $2,352 was paid or otherwise settled in connection with this restructuring plan. The company recorded a non-cash charge in 2005 of approximately $124 for the write down of certain assets of the fluid test systems product line. Since 2005, AAI has not recognized any additional restructuring expense related to the fluid test systems product line.

Other Business Considerations

The company’s programs generally are implemented by the award of individual contracts and subcontracts and are subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. U.S. Government contracts and subcontracts under a program are subject to termination or adjustment if appropriations for such program are not available or change. U.S. Government contracts are also subject to oversight audits and contain provisions for termination. Failure to comply with U.S. Government regulations could lead to suspension or debarment from U.S. Government contracting.

Sales to the U.S. Government may be affected by changes in procurement policies, budget considerations, changing defense requirements, and political developments. The influence of these factors, which are largely beyond the company’s control, could impact the company’s financial position or results of operations.

In addition, the company’s programs typically involve the development, application, and manufacturing of advanced defense and technology systems and products aimed at achieving challenging goals. New technologies may be untested or unproven. In some instances, product requirements or specifications may be modified. As a result, the company may experience technological and other performance difficulties, which may result in delays, setbacks, cost overruns, and product failures in connection with its programs.

As a U.S. Government contractor, the company is subject to specific import and export, procurement and other regulations and requirements. Failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines and could lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, the protection of the environment, the accuracy of records, and the recording of costs. Under many government contracts, the company is required to maintain facility and personnel security clearances complying with DoD requirements.

The company is also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (“DCAA”). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations, and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, the company may be subject to civil and criminal penalties and administrative sanctions, which could include: termination of contracts; forfeiture of profits; suspension of payments; fines; and suspension or prohibition from doing business with the U.S. Government.

Results of Operations

The company’s operating cycle is longer than one year and involves various types of production contracts and varying production delivery schedules. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors in this Annual Report. Accordingly, operating results of a particular year, or year-to-year comparisons of recorded revenues and earnings, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

The following information relates to the continuing operations of the company and its consolidated subsidiaries, except where references are made to discontinued operations. The former energy operation and transportation operation are accounted for as discontinued operations in the company’s consolidated financial statements as of and for the years ended December 31, 2006, 2005 and 2004.

Consolidated Results of Operations

Continuing Operations

The following discussion provides an overview of the company’s consolidated results of operations from continuing operations.

Certain reclassifications were made to prior years to conform to the current year presentation.

Summary for the Years Ended December 31, 2006, 2005 and 2004

				2006 vs 2005 Increase (Decrease)		2005 vs 2004 Increase (Decrease)
	2006	2005	2004	$	%	$	%
Net sales	$564,038	$480,187	$355,061	83,851	17.5	125,126	35.2
Operating costs and expenses	511,457	428,860	314,607	82,597	19.3	114,253	36.3
Operating income	52,581	51,327	40,454	1,254	2.4	10,873	26.9
Operating margin	9.3%	10.7%	11.4%	—	—	—	—
Non-operating (expense) income	(778)	4,863	(1,140)	(5,641)	(116.0)	6,003	526.6
Income from continuing operations before income tax	51,803	56,190	39,314	(4,387)	(7.8)	16,876	42.9
Income from continuing operations, net of income tax	33,120	35,969	28,308	(2,849)	(7.9)	7,661	27.1
Gain on sale of discontinued energy operation, net of income tax	8,390	—	—	8,390	100.0	—	—
Income (loss) on discontinued operations, net of income tax	5,663	4,989	(1,508)	674	13.5	6, 497	430.8
Net income	47,173	40,958	26,800	6,215	15.2	14,158	52.8

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

The increase in net sales in 2006 resulted primarily from higher volume of Shadow 200 TUAS support activities for a growing number of fielded systems, UAS engineering activities related to improvement and modifications of the Shadow 200 TUAS, increased volume on new UAS product initiatives, and increased volume on certain maintenance training device programs. Additionally, the 2006 acquisitions of Aerosonde, McTurbine and Symtx contributed $9,444 to 2006 net sales.

Operating margin in 2006 decreased compared to 2005, attributable to cost overruns primarily on four fixed price contracts, higher non-cash pension expense, and higher non-cash long-term incentive compensation, partially offset by improved performance on certain production contracts.

The decrease in non-operating pretax earnings in 2006 compared to 2005 resulted from a gain on sale of undeveloped property in 2005, partially offset by higher interest income in 2006.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

The increase in net sales in 2005 was primarily due to greater logistical support related to an increasing number of fielded Shadow 200 TUAS, including systems deployed in Operation Iraqi Freedom, a full year of logistical support in 2005 related to the biological detection systems program, increased demand for Advanced Boresight Equipment systems, an increase in the Lightweight Small Arms Technologies program, and the acquisition of ESL in the second quarter of 2005.

The decrease in operating margin in 2005 compared to 2004 was primarily due to favorable resolution of technical risks and achievements of production efficiencies on the Shadow 200 TUAS program in 2004, partially offset in 2005 by higher net sales of products and services with improved gross margins.

The increase in non-operating pretax earnings in 2005 compared to 2004 resulted from a gain on sale of undeveloped property in 2005, partially offset by higher interest expense in 2005 due to the issuance of the company’s 3.75% Convertible Senior Notes on September 15, 2004.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

The growth in net sales was primarily due to a $33,019 increase in logistical support for an increasing number of fielded Shadow 200 TUAS, a $25,513 increase in engineering activities primarily related to new UAS program initiatives including the Extended Range Multi-purpose UAV program, a $17,982 increase in aircraft Maintenance Training Device (“MTD”) programs reflecting the maturation of the F-22 MTD program and increased orders for C-17 MTD training suites, and a $4,927 increase in Shadow 200 TUAS production volume. In addition, the company’s 2006 acquisitions contributed $9,444 to 2006 sales. These increases were partially offset by a $6,506 decrease in Test and Training Systems programs due to the completion of certain naval On Board Trainer programs and other various decreases.

In early 2006, in anticipation of increased requirements for UAS production, including logistical support, the company increased capacity to approximately two equivalent systems per month, with additional capability for surge requirements. This capacity covers all aspects of the Shadow 200 TUAS program requirements, including: production of new systems, reset (refurbishment) of existing systems, repair of damaged systems or components, and production of spares. This increase in capacity enabled the company to deliver new systems and meet reset, repair and support requirements at higher levels than in prior years. In line with U.S. Army needs, the volume for any one aspect of the program, including production activities, has varied, and is expected to continue to vary from month to month. The company plans to keep the manufacturing level-loaded for maximum efficiency, making frequent decisions, in coordination with the company’s customer, to deliver equipment, spares, repairs, and reset systems in response to customer demand for both basic and wartime needs. The increased Shadow 200 TUAS logistical support activity was due to greater utilization of an increasing number of fielded systems, especially by the U.S. Army in Operation Iraqi Freedom.

Operating margin in 2006 decreased 1.4 percentage points to 9.3% compared to 10.7% in 2005, primarily attributable to cost overruns on four fixed price contracts, as disclosed in the third quarter, that resulted in lower operating income of $5,941 or 1.1 percentage points. Increases in non-cash expenses reduced the operating margin in 2006 by 0.8 of a percentage point. These expenses included higher non-cash stock-based compensation of $2,527, non-cash expense related to the long-term incentive plan of $1,288, and higher non-cash pension expense of $882. Effective January 1, 2006, stock-based compensation was required to be included in earnings under SFAS 123R. No stock-based or other long-term incentive compensation expense was included in 2005. The increase in pension expense resulted from higher employment levels and a 0.25% lower discount rate used to calculate the present value of the net periodic pension cost. Partially offsetting these unfavorable variances in 2006 were favorable UAS production efficiencies resulting in a higher operating margin of 0.5 of a percentage point, or $2,837 in operating income.

The cost overruns on the four fixed price contracts related to overcoming significant technical challenges under each contract. In one case, the cost overrun arose out of the decision to accelerate product development on AAI’s small ducted fan UAS technology in order to meet the customer’s requirements and field the product ahead of schedule. A second UAS-related contract incurred additional costs in upgrading portions of the Pioneer UAS. A third contract involved the delivery of an upgraded existing weapons training product that incurred cost overruns due to obsolescence of a key component, and the resulting costs associated with redesigning major portions of a high performance visual projection system. Cost overruns on the fourth contract, also a weapons training system, related to unanticipated difficulties in obtaining sufficient operating data on the weapons system, and loss, at a crucial time, of a key technical expert designing the system. Management does not anticipate any significant future cost overruns on these contracts, some of which have been substantially completed, although there can be no assurance that there will not be additional cost overruns until these contracts are completed.

General and administrative expenses, which are included in operating income, were $76,035, or 13.5% of sales, in 2006 compared to $58,912, or 12.3% of sales, in 2005. These increased expenses reflect corporate growth, and include costs for labor and benefits of $5,242, independent research and development and bid and proposal expenses of $3,803, stock option expense of $2,527, additional general and administrative expenses incurred by the companies acquired in 2006 of $1,928, marketing expenses of $1,702, Long-term Incentive Plan expense of $1,288 and various other increases.

The decrease in non-operating pretax earnings in 2006 compared to 2005 resulted from a $7,152 gain on sale of undeveloped property in 2005, partially offset by higher interest income of $1,128 in 2006.

The company’s effective tax rate for the year ended December 31, 2006 was 36.1% compared with 36.0% for the same period in 2005.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

The increase in net sales in 2005 was primarily due to the Shadow 200 TUAS program, including approximately $67,129 higher net sales generated as the result of providing logistical support related to an increasing number of fielded Shadow 200 TUAS in 2005, including deployed systems in Operation Iraqi Freedom, a full year of logistical support in 2005 related to the Biological Detection Systems program that was awarded in the third quarter of 2004, increased demand for Advanced Boresight Equipment systems, an increase in sales related to the Lightweight Small Arms Technologies program, and the acquisition of ESL in the second quarter of 2005.

Operating margin in 2005 decreased 0.7 percentage points to 10.7% compared to 11.4% in 2004 primarily due to $6,900 of gross profit recognized in 2004 as the result of favorable resolutions of technical risks and achievements of production efficiencies on the Shadow 200 TUAS program, partially offset in 2005 by higher net sales of products and services with improved gross margins, increased Shadow 200 TUAS performance based logistics program sales with improved gross margins, improved margins on JSECST production contracts, and increased sales volume and gross margins on ABE.

General and administrative expenses, which are included in operating income, were $58,912 or 12.3 percent of sales in 2005 compared to $42,639 or 12.0 percent of sales in 2004. The increase included research and development and bid and proposal expenses of $5,848, compensation expenses of $3,444, facility and information technology expense of $1,162, legal expense of $763, and various other increases of $2,018. In addition, ESL, acquired during 2005, incurred general and administrative expenses of $3,038.

The increase in income from continuing operations in 2005 compared to 2004 was primarily due to the growth in net sales and operating margin as well as a pretax gain of $7,152 from the sale of undeveloped property, partially offset by an increase in pretax net interest expense of $1,847, primarily due to the issuance of the company’s 3.75% Convertible Senior Notes on September 15, 2004.

The provision for income taxes for the year ended December 31, 2005 reflected an annual effective income tax rate for continuing operations of 36.0 % compared to 28.0% in 2004. The lower 2004 tax rate was due to an allocation of tax expense between continued and discontinued operations.

Discontinued Operations

Consolidated Discontinued Operations

For the Year Ended December 31, 2006, 2005, and 2004

				2006 vs 2005 Increase (Decrease)		2005 vs 2004 Increase (Decrease)
	2006	2005	2004	$	%	$	%
Net sales	$44,038	$38,155	$45,464	5,883	15.4	(7,309)	(16.1)
Operating costs and expenses	36,012	31,826	43,969	4,186	13.2	(12,143)	(27.6)
Operating income	8,026	6,329	1,495	1,679	26.8	4,834	323.3
Operating margin	18.2%	16.6%	3.3%	—	—	—	—
Income before income taxes	8,870	6,630	1,662	2,240	33.8	4,968	298.9
Net income (loss)	5,663	4,989	(1,508)	674	13.5	6,497	430.8

Energy Operation

For the Years Ended December 31, 2006, 2005 and 2004

				2006 vs 2005 Increase (Decrease)		2005 vs 2004 Increase (Decrease)
	2006	2005	2004	$	%	$	%
Net sales	$42,299	$36,966	$30,023	5,333	14.4	6,943	23.1
Operating costs and expenses	31,078	31,624	29,643	(546)	(1.7)	1,981	6.7
Operating income	11,221	5,342	380	5,879	110.1	4,962	1305.8
Operating margin	26.5%	14.5%	1.3%	—	—	—	—
Income before income taxes	12,136	5,708	588	6,428	112.6	5,120	870.7
Net income (loss)	7,786	4,390	(2,206)	3,396	77.4	6,596	299.0

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The net sales increase in the discontinued energy operation in 2006 was primarily driven by higher demand for its alternative fuel products, such as coal and wood burning stokers, in response to recent high and volatile prices for oil and natural gas.

The operating margin increased in the discontinued energy operation in 2006 as a result of the restructuring activities completed in 2005. The full benefit of the energy operations restructuring plan, including its outsourcing strategy for manufacturing activities, was not fully realized until the fourth quarter of 2005. Also contributing to the increase in operating margin were the economies of scale related to higher sales volume levels in 2006.

On December 29, 2006, United Industrial completed the sale of Detroit Stoker, which constituted the energy operation, for total consideration of $22,200, consisting of $17,200 cash and a promissory note of $5,000. The transaction resulted in an $8,390 gain, net of tax.

The effective tax rate for the discontinued energy operation for the year ended December 31, 2006 was 35.8% compared with 23.1% for the same period in 2005. The 2005 tax rate was favorably impacted by the recognition of a tax benefit related to a capital loss.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The increase in net sales of $6,943 in the discontinued energy operation in 2005 was primarily due to the higher demand for stokers and related combustion equipment as customers sought alternative fuel sources in response to high and volatile prices for oil and natural gas.

Operating margin increased in 2005 as a result of implementing a restructuring plan adopted in 2004, including the outsourcing of most manufacturing operations to lower cost vendors.

Income before income taxes in the discontinued energy operation was $5,120 higher in 2005 than for the same period in 2004, primarily due to a growth in sales and the positive effects from implementing the 2004 restructuring plan. In January of 2005, Detroit Stoker outsourced a majority of its manufacturing operations and eliminated twenty-eight hourly production positions. Approximately $258 was charged to this restructuring in 2005 compared to a $1,959 pension curtailment charge related to Detroit Stoker’s restructuring activities recorded in 2004.

The effective tax rate for the discontinued energy operation for the year ended December 31, 2005 was 23.1% compared with 475.2% for the same period in 2004. The 2005 tax rate was favorably impacted by the recognition of a tax benefit for a capital loss. The 2004 tax rate was unfavorably impacted by an allocation of tax expense between continued and discontinued operations.

Transportation Operation

				2006 vs 2005 Increase (Decrease)		2005 vs 2004 Increase (Decrease)
	2006	2005	2004	$	%	$	%
Net sales	$1,739	$1,189	$15,441	550	46.3	(14,252)	(92.3)
Operating costs and expenses	4,934	202	14,326	4,732	2,342.6	(14,124)	(98.6)
Operating income	(3,195)	987	1,115	(4,182)	(423.7)	(128)	(11.5)
Operating margin	(183.7)%	83.0%	7.2%	—	—	—	—
(Loss) income before income taxes	(3,266)	922	1,074	(4,188)	(454.2)	(152)	(14.2)
Net (loss) income	(2,123)	599	698	(2,722)	(454.4)	(99)	(14.2)

The company designated and began accounting for its transportation business as a discontinued operation in 2001. Further, the company ceased to accept new transportation business in December 2001, when the decision was made to discontinue the transportation business.

The company’s remaining transportation operation has been conducted primarily in connection with Electric Transit, Inc. (“ETI”). AAI owns 35% of ETI, and Skoda a.s. (“Skoda”), a Czech company, owns the remaining 65% of ETI. During 2001, Skoda was declared bankrupt in the Czech Republic and has been unable to fund its obligations to ETI, which are provided for in the shareholders’ agreement with AAI. The financial statements for ETI, a variable interest entity for which the company is the primary beneficiary, have been included in discontinued operations for all years presented.

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

As of April 22, 2004, ETI and MUNI executed an agreement to modify the original MUNI contract (“Modification No. 6”) under which MUNI relieved ETI of its warranty, performance and certain related bonding obligations, as well as other obligations under its ETB contract with MUNI, except for a defined scope of work related to modifications of ETB hardware. In connection with Modification No. 6, AAI executed a guaranty agreement with MUNI that assures performance of certain of ETI’s remaining contractual obligations to MUNI. In exchange for the guaranty and other consideration (including a cash payment of $500), AAI obtained a release from all further obligations under its subcontract with ETI, including its subcontractor warranty obligations.

As originally required by MUNI, ETI obtained a surety bond to guaranty payment to all those providing labor and materials to ETI in furtherance of its performance under the MUNI contract. AAI agreed to indemnify the surety, if necessary, for up to $14,800 on this labor and materials bond, representing 35% of the original face value of the bond (in proportion to AAI’s equity interest in ETI). On November 18, 2003, AAI made a claim against the labor and materials bond for unpaid receivables in connection with AAI’s MUNI subcontract from ETI, totaling in excess of $47,000, the maximum penal sum of the labor and materials bond. AAI’s payment rights under the labor and materials bond (among other claims) are currently at issue in a case before the United States District Court for the Northern District of California. Prior to final adjudication of this case, there can be no assurances as to the amount or timing of a recovery by AAI, if any, on its claim on the labor and materials bond. To date, no amount of recovery has been recorded.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

The company’s discontinued transportation operation reported a loss of $2,123 net of income tax benefit for the year ended December 31, 2006, compared to income of $599 net of income tax for the same period in 2005.

The company’s discontinued transportation operation incurred $3,605 of general and administrative expenses attributable to on-going litigation involving AAI’s claims under a labor and materials bond, partially offset by net income of $339 reported by ETI for the year ended December 31, 2006.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The company’s discontinued transportation operation reported income of $599, net of tax, for the year ended December 31, 2005 compared to income of $698, net of tax, for the same period in 2004.

ETI reported net income of $3,241 for the year ended December 31, 2005. Partially offsetting this income in 2005 was $2,319 of net expenses incurred by the company’s discontinued transportation operation to wind down its operation, including $1,926 in legal fees. ETI reported net income of $2,321 for the year ended December 31, 2004. Partially offsetting this income in 2004 was $1,247 of net expenses incurred by the company’s discontinued transportation operation to wind down its operation. These net expenses included $4,566 of general and administrative expenses and other charges, including $2,294 of professional fees related to litigation matters, partially offset by $3,319 related to the favorable resolution of certain matters previously reserved.

Backlog

The company’s funded backlog represents the estimated remaining sales value of work to be performed under contracts for which funds have been appropriated or purchase orders received. Backlog at December 31, 2006 and 2005 was as follows:

At December 31,		Increase
2006	2005	$	%
$662,244	$487,366	174,878	35.9

The increase in funded backlog at December 31, 2006 compared to December 31, 2005 was generally due to the timing of funding by the U.S. Army for the Shadow 200 TUAS full-rate production contract awards, which are fully funded when awarded, and an increase in orders for the continued logistical support services for delivered Shadow 200 TUAS systems, including systems deployed in Operation Iraqi Freedom. The increase also includes additional orders awarded by the DoD to provide logistical support for biological detection systems at U.S. facilities around the world. The company also received additional funding for the C-17aircraft Maintenance Training Devices and funding for Phase II of the Lightweight Small Arms Technology Program.

Liquidity and Capital Resources

Overview

The company’s principal sources of liquidity are cash on hand, cash generated from operations, and a credit facility. On July 18, 2005, United Industrial and AAI entered into a $100,000 four year revolving credit agreement (the “Credit Agreement”) with a syndicate of six banks, consisting of SunTrust Bank, as administrative agent and issuing bank, Citibank, F.S.B., Key Bank, PNC Bank, Commerce Bank and Provident Bank. The Credit Agreement provides for a credit facility consisting of a $100,000 senior secured revolving credit facility with a $5,000 swing line and a $100,000 letter of credit subfacility (collectively, the “Credit Facility”). The interest rate for loans made under this facility is thirty day LIBOR plus an applicable margin between 1.25% and 2.00% based upon the company’s leverage ratio. As of December 31, 2006, the company had $2,416 outstanding under the letter of credit subfacility. Pursuant to the terms of the Credit Agreement and a parent guaranty, United Industrial has guarantied AAI’s obligations. The proceeds of the Credit Facility may be used to fund future acquisitions, finance capital expenditures, provide working capital, fund letters of credit, and for other general corporate purposes. Based on cash on hand, future cash expected to be generated from operations, and the credit facility, the company expects to have sufficient cash to meet its requirements for at least the next twelve months.

In accordance with its strategic initiatives to enhance shareholder value and focus on its core defense business, on December 29, 2006, United Industrial completed the sale of its wholly owned subsidiary, Detroit Stoker, for total consideration of $17,200 cash and a $5,000 promissory note payable over six years. For financial information regarding the discontinued energy operation, and a description of the sale transaction, see Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

The company seeks to complement its growth strategy through select acquisitions that broaden its product and service offerings, deepen its capabilities, and allow entry into new markets. Acquisition candidates may include public and private companies and divisions, subsidiaries and product lines of such companies. In accordance with this initiative, the company acquired ESL on April 4, 2005, Aerosonde on June 19, 2006, McTurbine on November 14, 2006 and Symtx on November 28, 2006, as more fully discussed in the “Management Overview” section, above.

Further acquisitions depend, in part, on the availability of financial resources at an acceptable cost of capital. The company expects to utilize cash on hand and generated by operations, as well as cash available under the Credit Facility, which may involve renegotiation of credit limits to finance future acquisitions. Other sources of capital could include the issuance of common and/or preferred stock, and the placement of debt. The company periodically evaluates capital markets and may access such markets when circumstances appear favorable. The company believes that sufficient capital resources will be available from one or several of these sources to finance future acquisitions. However, no assurances can be made that acceptable financing will be available, or that acceptable acquisition candidates will be identified, or that any such acquisitions will be accretive to earnings.

In January 2005, the company sold approximately 26 acres of undeveloped property adjacent to its Hunt Valley, Maryland facility for $8,105, which yielded proceeds of $7,555, net of selling expenses and closing costs. These net proceeds were deposited with a qualified intermediary. The company reinvested approximately $5,085 of the net proceeds from this sale with funds disbursed by the qualified intermediary in a new facility in Charleston, South Carolina for AAI Services Corporation to support the growth in its operations. The remaining net proceeds were disbursed from the qualified intermediary account by July 11, 2005, and were used primarily for improvements to the new facility. The company expects that it will be able to defer paying substantially all of the income tax obligation incurred in connection with the gain on the sale of the property in Hunt Valley, in accordance with Section 1031 (b) of the Internal Revenue Code.

The company conducts a significant amount of business with the U.S. Government. Sales to agencies of the U.S. Government were $523,271, $452,943 and $321,433 for 2006, 2005 and 2004, respectively. There are currently no indications of a significant change in the status of government funding for any of the company’s programs. However, should a change in government funding occur, the company’s results of operations, financial position and liquidity could be materially and adversely affected. Such a change could have a significant, adverse impact on the company’s profitability and stock price.

Cash Requirements

Contractual Obligations

The following table summarizes the company’s expected future payments related to contractual obligations at December 31, 2006:

	Payments Due By Period (a)
	Total	Less Than 1 Year	1—3 Years	3—5 Years	More Than 5 Years
Long-term debt (b)	$200,020	$4,832	$9,000	$9,000	$177,188
Note payable	2,542	2,542	—	—	—
Capital leases	74	38	36	—	—
Operating leases	13,096	3,297	5,266	1,618	2,915
Purchase obligations (c)	27,050	27,050	—	—	—
Severance obligations	32	32	—	—	—
Other long-term liabilities (d)	—	—	—	—	—
Total	$242,814	$37,791	$14,302	$10,618	$180,103

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

(d)          Other long-term liabilities reported on the company’s balance sheet consist primarily of estimated liabilities for pension and other post-retirement benefits, and a reserve for other obligations. Due to the nature of these liabilities, there are no contractual payments scheduled for settlement.

During 2006 and 2005, the company’s cash requirements for long-term debt obligations were higher than prior years, primarily due to the issuance and sale of the 3.75% Convertible Senior Notes in September 2004. The company anticipates that it will make interest payments of approximately $4,500 per year as long as the $120,000 aggregate principal amount of the 3.75% Convertible Senior Notes remains outstanding.

Capital Expenditures

	Year Ended December 31,
	2006	2005	2004
Purchases of property and equipment	$13,250	$25,239	$9,368

Capital expenditures in 2005 were significantly higher than in 2006 primarily due to the purchase of a new facility in Charleston, South Carolina for AAI Services Corporation to support the growth in its operations, enhancements to certain of the company’s UAS production facilities, including the purchase of new manufacturing equipment to increase production output and efficiency, and the continuing implementation of the company’s enterprise resource planning system (“ERP System.”)

As of December 31, 2006, the company had no significant commitments for capital expenditures.

Other Cash Requirements

On November 17, 2006, United Industrial’s Board of Directors authorized a stock purchase plan for up to $50,000. Through December 31, 2006, United Industrial purchased a total of 105,736 shares at an average market price of $49.88 under the November 17, 2006 plan. At December 31, 2006, $44,722 was available under the November 17, 2006 plan.

On September 7, 2005, the Board of Directors of United Industrial authorized a stock purchase plan for up to $15,000. United Industrial repurchased a total of 425,627 shares at an average price of $35.20 during the remainder of 2005 utilizing all funds available under the September 7, 2005 plan.

On March 10, 2005, United Industrial’s Board of Directors authorized a stock purchase plan for up to $25,000 of Common Stock. During the first six months of 2005, United Industrial repurchased a total of 735,345 shares at an average price of $33.97 per share, utilizing all funds available under the March 10, 2005 plan.

The company paid quarterly cash dividends totaling $0.40 per share annually in each of 2006, 2005, and 2004. Aggregate dividend payments amounted to $4,549, $4,733 and $5,093 in 2006, 2005 and 2004, respectively.

For additional information regarding the company’s contingencies, please see the discussion under the heading “Contingent Matters” below.

Sources and Uses of Cash

The following is a summary of the company’s major operating, investing, and financing activities for each of the three years ended December 31, 2006, 2005 and 2004. The financial information presented in the table below is summarized from the Company’s Consolidated Statements of Cash Flows.

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net cash provided by continuing operations	$45,671	$49,571	$22,730
Deferred income tax provision, discontinued operations	7,620	—	—
Net cash provided by (used in) operating activities from discontinued operations	3,490	2,638	(2,220)
Net cash provided by operating activities	56,781	52,209	20,510
Net cash (used in) provided by investing activities by continuing operations	(87,821)	84,463	(133,837)
Net cash used in investing activities by discontinued operations	(4,752)	(119)	(260)
Net cash (used in) provided by investing activities	(92,573)	84,344	(134,097)
Net cash (used in) provided by financing activities	(2,546)	(139,736)	170,128
(Decrease) increase in cash and cash equivalents	$(38,338)	$(3,183)	$56,541

Operating Activities

Net cash provided by continuing operations in the year ended December 31, 2006 decreased $3,900 to $45,671 compared to net cash provided by continuing operations of $49,571 for the same period in 2005. This decrease was generally due to the timing of cash receipts related to milestone billings primarily involving subcontract orders for the company’s Shadow 200 TUAS program. The cash flow from advance payments is designated for future expenditures on the Shadow 200 TUAS program. Cash flow from advanced payments increased by $19,474 for the year ended December 31, 2006. Accounts receivable and inventory were higher at December 31, 2006 than at December 31, 2005 primarily due to the timing and achievement of certain billing milestones during 2006.

The company’s cash flows from operations are dependent on the timing of receipts from various government payment offices and, as a result, may differ from period to period. Such differences could be significant.

Net cash provided by discontinued operations in the year ended December 31, 2006 is primarily related to the company’s former energy segment. Cash flow provided by the discontinued energy operation of $13,975 was offset by cash used in the discontinued transportation operation of $2,865, which primarily related to expenses attributable to ongoing litigation involving AAI’s claims under a labor and materials bond, as discussed in Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. See Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for additional information.

Investing Activities

On November 28, 2006, AAI acquired Symtx for a purchase price of $34,300; on November 14, 2006, AAI acquired McTurbine for a cash purchase price of $31,000; and on June 19, 2006 AAI acquired Aerosonde for an aggregate purchase price of $6,338 net of cash acquired. The company’s cash used in investing activities for acquisitions, net of cash acquired and including other closing costs, was $74,571 in 2006, compared to $9,883 in 2005 for the purchase of ESL.

On December 29, 2006, United Industrial completed the sale of its wholly owned energy subsidiary, Detroit Stoker, for total consideration of $22,200, consisting of $17,200 cash and a promissory note of $5,000 payable quarterly over six years. Under the terms of the merger agreement, and by operation of law, Detroit Stoker retained all of its assets, including cash of $20,675 subject to reduction for amounts due the company at closing, and liabilities, including all of its asbestos related liabilities, except for certain pension assets and liabilities related to retired non-union employees. A cash outflow from the sale of Detroit Stoker of $4,709 is recorded in net cash used in investing activities by discontinued operations.

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

During the year ended December 31, 2005, the company invested $12,602 in marketable common stock of a single issuer that is classified as available-for-sale. An unrealized loss of $1,211, net of tax, was recorded in connection with this investment in other comprehensive income at December 31, 2006. (See Note 3 to the Consolidated Financial Statement included in Part II, Item 8 of this Annual Report for additional information.)

Capital expenditures in 2005 were significantly higher than in 2006 primarily due to the purchase of a new facility in Charleston, South Carolina for AAI Services Corporation to support the growth in its operations, enhancements to certain of the company’s UAS production facilities, including the purchase of new manufacturing equipment to increase production output and efficiency, and the continuing implementation of the company’s ERP System.

Net cash provided by investing activities in 2005 included proceeds of $7,555 from the sale of 26 acres of undeveloped property adjacent to the company’s Hunt Valley, Maryland facilities.

Financing Activities

The company’s financing activities in 2006 included a decrease in restricted cash of $4,810, proceeds from the exercise of stock options of $2,534, excess tax benefits from stock-based payment arrangements of $1,248, offset by $5,274 cash used for the purchase of Common Stock, $4,549 cash used for payment of dividends, and repayment of long-term debt of $1,315.

The company’s financing activities for the year ended December 31, 2005 used $139,736 of cash, including approximately $124,619 for the repayment of collateral received from a securities lending transaction of U.S. treasury bills that were sold concurrently. In connection with this securities lending transaction, the company also received the $25,000 refundable deposit from its broker-dealer. This deposit, together with a decrease of $4,035 in collateral the company was required to post in connection with outstanding letters of credit and a cash management security arrangement with Bank of America Business Capital, is presented as a $29,035 decrease in restricted cash in the accompanying Consolidated Statements of Cash Flows for the period ending December 31, 2005.

Financing activities in 2005 also included $39,960 for the purchase of Common Stock, $4,733 of cash used for the payment of dividends on Common Stock, $1,812 of cash receipts from the exercise of employee stock options, and $1,271 used for the repayment of long-term debt, primarily related to the financing of the ERP system.

Debt and Related Covenants

For a complete description of the company’s long-term debt at December 31, 2006, including the terms and conditions of each debt instrument, please see Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

On September 15, 2004, United Industrial issued and sold $120,000 aggregate principal amount of the 3.75% Convertible Senior Notes. Under specific circumstances, United Industrial may have to pay, in cash or a combination of cash and Common Stock, amounts in addition to the 3.75% fixed interest rate. Such payments, which are defined in the Indenture governing the 3.75% Convertible Senior Notes, include Contingent Interest, Additional Interest, a Make-Whole Interest Payment, and a Repurchase Event Make-Whole Premium. See Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for a more detailed discussion of the amounts of these contingent payments and the circumstances that would trigger such additional payments.

On July 18, 2005, United Industrial and AAI entered into a $100,000 four year revolving Credit Agreement with a syndicate of six banks. The company was in compliance with all of the covenants in the Credit Agreement at December 31, 2006.

In order to facilitate the implementation of a new ERP System, the company received an extension letter from the syndicate of banks related to the covenant in the Credit Agreement requiring the company to establish deposit and disbursement accounts with SunTrust Bank. These accounts were established January 3, 2006.

Contingent Matters

Off-Balance Sheet Arrangements

In connection with certain contracts, the company has committed to certain performance guarantees. The ability to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the company’s results of operations, liquidity or financial position. The company monitors the progress of its partners and subcontractors, and as of December 31, 2006 does not believe that the performance of these partners and subcontractors will adversely affect these contracts. No assurances can be given, however, as to the liability of the company if partners or subcontractors are unable to perform their obligations.

For a discussion of AAI’s and United Industrial’s indemnity obligations relating to ETI, 35% of which is owned by AAI, see Note 17 and Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Other Contingent Matters

The company is involved in various lawsuits and claims. For further information, see Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

Inventories

Inventories are recorded at the lower of cost or market. Inventoried costs associated with long-term contracts include costs and earnings of incomplete contracts not yet billable to the customer. These amounts represent the difference between the percentage-of-completion method of accounting for long-term contracts used to record operating results and the amounts billable to the customer under the terms of the specific contracts. Estimates of final contract costs and earnings (including earnings subject to future determination through negotiation or other procedures) are reviewed and revised periodically throughout the lives of the contracts.

Income Taxes

The company files income tax returns and estimates income taxes in each of the taxing jurisdictions in which it operates. The company is subject to tax audits in each of these jurisdictions, which could result in changes to the estimated taxes. The amount of these potential changes, if any, would vary by jurisdiction and would be recorded when known. The company has recorded liabilities for tax contingencies for open years. The company does not expect the resolution of tax matters for these years to have a material impact on its results of operations, financial condition or cash flows.

New Accounting Pronouncements

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) was issued. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement

No. 109, Accounting for Income Taxes. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Upon adoption, the company does not expect FIN 48 to have a material effect on its results of operations, financial condition or cash flows.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate

3.75% Convertible Senior Notes

On September 15, 2004, the company issued and sold $120,000 of 3.75% Convertible Senior Notes. Several features contained in the Indenture governing the 3.75% Convertible Senior Notes are considered embedded derivative instruments, including the Conversion feature, Repurchase Event Make-Whole Premium, Contingent Interest, and the Make-Whole Interest Payment, each of which is discussed below (also see Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report). The company is accounting for these embedded derivative instruments pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related amendments and guidance. The Contingent Interest and Make-Whole Interest Payment features were bifurcated from the 3.75% Convertible Senior Notes and are being accounted for separately as derivative instruments. The aggregate fair value assigned to these embedded derivatives was approximately $403 at December 31, 2006, and was approximately $457 at December 31, 2005. The company recorded in its Consolidated Statements of Operations for the change in the fair value of these embedded derivatives a gain of $54 during 2006 and a gain of $284 during 2005. The Conversion feature and Repurchase Event Make-Whole Premium feature are not required to be bifurcated and separately accounted for as derivative instruments.

Each of the embedded derivatives may result in certain payments to the holders of the 3.75% Convertible Senior Notes, as described below:

•       Conversion Feature

The 3.75% Convertible Senior Notes are convertible into shares of the company’s Common Stock prior to stated maturity at an initial conversion rate, subject to adjustment, of 25.4863 shares per $1 principal amount of the 3.75% Convertible Senior Notes (equal to an initial conversion price of approximately $39.24 per share) under certain circumstances. Upon conversion, the company may choose to deliver, in lieu of shares of the company’s Common Stock, cash or a combination of cash and shares of the company’s Common Stock. If converted at the initial conversion price of $39.24, the company could elect to issue to the holders of the 3.75% Convertible Senior Notes 3,058,356 shares of the company’s Common Stock, $120,000, or a combination thereof.

The holders of the 3.75% Convertible Senior Notes could convert their bonds into shares of the company’s Common Stock during the fourth quarter of 2006 and first quarter of 2007. This event was triggered by the company’s stock price remaining above $47.09 (120% of the initial conversion price) for at least 20 consecutive trading days during the last 30 trading days of each of the quarters ended September 30, 2006 and December 31, 2006. No 3.75% Convertible Senior Notes have converted into shares of Common Stock as of March 9, 2007.

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

•       Contingent Interest

The company will pay Contingent Interest to the holders of the 3.75% Convertible Senior Notes during any six-month interest period from March 15 to September 14, and from September 15 to March 14, commencing with the six month period starting September 15, 2009, if the average market price of the 3.75% Convertible Senior Notes for the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the 3.75% Convertible Senior Notes. The amount of Contingent Interest payable in respect of any six month period will equal 0.23% of the average market price of the 3.75% Convertible Senior Notes for the specified period referred to above. For example, if the average market price of the 3.75% Convertible Senior Notes is 120% of the principal amount for the specified period then the aggregate annual amount of Contingent Interest would be $552.

•       Make-Whole Interest Payment

The company may also elect to automatically convert some or all of the outstanding 3.75% Convertible Senior Notes on or prior to maturity if the closing price of its Common Stock has exceeded 150% of the conversion price for a specified period prior to the notice of its election to automatically convert. If such an Automatic Conversion occurs on or prior to September 15, 2009, the company will pay a Make-Whole Interest Payment at the time of conversion in cash or, at its option, in shares of Common Stock, equal to five full years of interest, less any interest actually paid or provided for prior to Automatic Conversion. For example, if the company has the ability and elects to automatically convert the 3.75% Convertible Senior Notes after four interest payments have been made then the Make-Whole Interest Payment would be $13,500. At the company’s option, the Make-Whole Interest Payment is payable in cash or the company’s Common Stock valued at 95% of the average of the closing price of the Common Stock for a specified period.

The interest rate on the 3.75% Convertible Senior Notes is fixed and, accordingly, not affected by changes in interest rates. However, if interest rates decline, the interest paid by the company on the 3.75% Convertible Senior Notes could be above market rates.

Foreign Currency

A portion of the company’s operations consist of manufacturing and sales activities in foreign jurisdictions, and some of these transactions are denominated in foreign currencies. As a result, the company’s financial results could be affected by changes in foreign exchange rates. A 5% change in the foreign exchange rate would not have a significant impact on the balance sheet or results from operations.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Dollars in thousands, except share and per share amounts, or unless otherwise noted)

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$39,158	$63,133
Marketable equity securities	—	11,617
Deposits and restricted cash	—	4,810
Accounts receivable, net	71,503	60,184
Inventories	73,700	25,801
Prepaid expenses and other current assets	10,102	8,481
Note receivable	833	—
Assets of discontinued operations	11,996	63,341
Total current assets	207,292	237,367
Marketable equity securities	11,392	—
Deferred income taxes	4,073	5,764
Note receivable	4,167	—
Intangible assets	27,894	7,946
Goodwill	51,314	3,607
Other assets	5,466	6,589
Property and equipment, net	47,042	43,128
Total assets	$358,640	$304,401
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,896	$964
Accounts payable	39,578	24,021
Accrued employee compensation and taxes	17,506	16,099
Customer advances	29,410	9,936
Post-retirement benefit obligation, other than pension	2,118	—
Other current liabilities	16,971	8,059
Liabilities of discontinued operations	12,113	58,668
Total current liabilities	120,592	117,747
Long-term debt	120,030	120,723
Post-retirement benefit obligation, other than pension	14,052	13,971
Unfunded status of pension liability	37,830	25,064
Other liabilities	2,837	1,374
Total liabilities	295,341	278,879
Shareholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 30,000,000 shares authorized; 11,320,095 and 11,279,379 shares outstanding at December 31, 2006 and 2005, respectively (net of shares held in treasury)	14,374	14,374
Additional capital	86,471	83,799
Retained earnings	82,337	39,724
Treasury stock, at cost; 3,054,053 and 3,094,769 shares at December 31, 2006 and 2005 , respectively	(78,505)	(76,868)
Accumulated other comprehensive loss, net of tax	(41,378)	(35,507)
Total shareholders’ equity	63,299	25,522
Total liabilities and shareholders’ equity	$358,640	$304,401

See accompanying notes to the consolidated financial statements

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
Net sales	$564,038	$480,187	$355,061
Operating costs and expenses	511,457	428,860	314,607
Operating income	52,581	51,327	40,454
Non-operating income and (expense):
Gain on sale of property	—	7,152	—
Interest income	4,339	3,211	752
Interest expense	(5,798)	(6,083)	(1,777)
Other income (expense), net	393	387	(212)
Equity in net income of joint venture	288	196	97
	(778)	4,863	(1,140)
Income from continuing operations before income taxes	51,803	56,190	39,314
Provision (benefit) for income taxes:
Federal current	19,676	16,220	8,571
Federal deferred	(1,140)	3,881	2,020
State	13	—	415
Foreign	134	120	—
Total provision for income taxes	18,683	20,221	11,006
Income from continuing operations	33,120	35,969	28,308
Gain on sale of discontinued energy operation, net of tax provision of $7,288	8,390	—	—
Income (loss) from discontinued operations, net of tax expense of $3,169, $1,273 and $3,170 in 2006, 2005 and 2004, respectively	5,663	4,989	(1,508)
Net income	$47,173	$40,958	$26,800
Basic earnings (loss) per share:
Income from continuing operations	$2.91	$3.04	$2.22
Income (loss) from discontinued operations	1.24	0.42	(0.12)
Net income	$4.15	$3.46	$2.10
Diluted earnings (loss) per share:
Income from continuing operations	$2.47	$2.57	$2.10
Income (loss) from discontinued operations	0.95	0.32	(0.11)
Net income	$3.42	$2.89	$1.99

See accompanying notes to the consolidated financial statements

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,173	$40,958	$26,800
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(5,663)	(4,989)	1,508
Amortization of debt issuance costs and deferred financing costs	1,254	1,096	286
Depreciation and amortization	12,330	8,957	5,494
Stock-based compensation	2,527	—	—
Gain on sale of discontinued energy operation	(8,390)	—	—
Gain on sale of property	—	(7,152)	—
Impairment of long-lived assets	—	273	861
Deferred income tax (benefit) provision	(1,140)	3,881	2,039
Excess tax benefit from stock-based compensation	(1,248)	—	—
Changes in operating assets and liabilities, net	(1,123)	7,789	(14,096)
Other, net	(49)	(1,242)	(162)
Net cash provided by operating activities from continuing operations	45,671	49,571	22,730
Deferred income tax provision, discontinued operations	7,620	—	—
Net cash provided by (used in) operating activities from discontinued operations	3,490	2,638	(2,220)
Net cash provided by operating activities	56,781	52,209	20,510
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,250)	(25,239)	(9,368)
Purchase of marketable equity securities	—	(12,596)	—
Purchase of available-for-sale securities	—	—	(124,619)
Proceeds from sale of available-for-sale securities	—	124,626	—
Business acquisitions, net of cash received	(74,571)	(9,883)	—
Cash advance received on pending property sale	—	—	150
Proceeds from sale of property	—	7,555	—
Net cash (used in) provided by investing activities from continuing operations	(87,821)	84,463	(133,837)
Net cash outflow from sale of business	(4,709)	—	—
Net cash used in investing activities by discontinued operations	(43)	(119)	(260)
Net cash (used in) provided by investing activities	(92,573)	84,344	(134,097)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net	—	—	120,000
Cash received in securities lending transaction	—	—	124,619
Debt issuance fees paid	—	—	(4,376)
Repayment of collateral received from security lending transaction	—	(124,619)	—
Proceeds from exercise of stock options	2,534	1,812	4,580
Excess tax benefit from stock based compensation	1,248	—	—
Repayment of long-term debt	(1,315)	(1,271)	(915)
Purchases of treasury shares	(5,274)	(39,960)	(34,842)
Dividends paid	(4,549)	(4,733)	(5,093)
Decrease (increase) in deposits and restricted cash	4,810	29,035	(33,845)
Net cash (used in) provided by financing activities from continuing operations	(2,546)	(139,736)	170,128
(Decrease) increase in cash and cash equivalents	(38,338)	(3,183)	56,541
Cash and cash equivalents at beginning of year (1)	77,496	80,679	24,138
Cash and cash equivalents at end of year (2)	$39,158	$77,496	$80,679

(1)           Includes cash reported in assets held for sale of $14,363, $8,281 and $6,008 at January 1, 2006, 2005 and 2004, respectively.

(2)           Includes cash reported in assets held for sale of $14,363 and $8,281 at December 31, 2005 and 2004, respectively.

See accompanying notes to the consolidated financial statements

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amount, or unless otherwise noted)

Note 1. Nature of Operations

United Industrial Corporation (“United Industrial”) designs, produces, and supports aerospace and defense systems through its wholly owned subsidiary AAI Corporation, and  AAI Corporation’s direct and indirect wholly owned subsidiaries AAI Services Corporation, Aerosonde Pty Ltd, Aerosonde North America Incorporated (together with Aerosonde Pty Ltd. “Aerosonde”), ESL Defence Limited (“ESL”), McTurbine Inc. (“McTurbine”), and Symtx, Inc. (“Symtx”) (collectively together with AAI Corporation “AAI”). Its high technology products and services include unmanned aircraft systems, training and simulation systems, automated aerospace test and maintenance equipment, armament systems, logistical and engineering services, and maintenance, repair and overhaul activities.

The company’s transportation operation and former energy operation are accounted for as discontinued operations. United Industrial divested its energy segment (operated through Detroit Stoker Company) on December 29, 2006 as part of its ongoing strategy to focus the company on its core aerospace and defense business. The results of operations, and the financial position, of the discontinued energy operation have been reported in the accompany consolidated statement of operations and cash flows for the years ending December 31, 2006, 2005 and 2004, respectively, and the Consolidated Balance Sheet at December 31, 2005. (See Notes 17 and 19 for additional information).

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

Principles of Consolidation

The consolidated financial statements include the accounts of the company and variable interest entities for which the company is considered the primary beneficiary. The financial statements for Electric Transit, Inc. (“ETI”), a variable interest entity for which the company is the primary beneficiary, have been consolidated and included in discontinued operations for all years presented. Significant intercompany accounts and transactions have been eliminated in consolidation for financial reporting purposes. The company includes in income its proportionate share of the net earnings or losses of unconsolidated investees when the company’s ownership interest is between 20% and 50%.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of the company’s financial instruments, which included non-derivative financial instruments included in current assets and current liabilities, long-term debt, and derivative financial instruments.

The fair value of all non-derivative financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, note receivable, accounts payable and note payable approximated their carrying amount due to the short maturity of those instruments. The fair value of securities pledged to customers was estimated based on market prices for three month U.S. treasury bills.

The company’s 3.75% Convertible Senior Notes (see Note 7) had a carrying amount of $120,000 and an estimated fair value of $171,300 at December 31, 2006. The fair value was estimated based on market prices for the same or similar issues as quoted by the company’s financial advisor.

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

Deposits and Restricted Cash

Effective December 23, 2004, the company terminated its Loan and Security Agreement dated June 28, 2001, as amended, with Bank of America Business Capital (formerly Fleet Capital Corporation). As a result, the company was required to post cash as collateral for its outstanding undrawn letters of credit and maintain a minimum cash balance. The aggregate amount of cash required to be on deposit with Bank of America Business Capital was $4,810, at December 31, 2005, which was classified as Deposits and restricted cash in the accompanying Consolidated Balance Sheets. The restriction lapsed in 2006.

Marketable Equity Securities

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

Inventories

Inventories are stated at the lower of cost or market and include the costs and earnings in excess of billings, pursuant to the percentage of completion method of accounting for long-term contracts. The company’s inventoried costs include production costs and related overhead, including an applicable portion of general and administrative expenses on federal government contracts.

Revenue and Income Recognition

The company follows the percentage of completion method of accounting for its long-term contracts. Sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Alternatively, certain contracts provide for the production of various units throughout the contract period, and sales and gross profit on these contracts are recognized based on the units delivered. Amounts representing contract change orders, claims or other items are included in sales when they can be reliably estimated and realization is probable. There were no pending change orders or claims recorded at December 31, 2006 or 2005. Incentives or penalties, estimated warranty costs and awards applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess the input on anticipated contract performance.

Estimated costs at completion are reviewed and revised periodically throughout the lives of the contracts. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress, including the applicable portion of general and administrative expenses on federal government contracts, are charged to earnings when identified.

Revenue, that is not recorded on the percentage of completion method, is recorded when the product is shipped and title passes or when the services are provided.

Property and Equipment, Net

	December 31,
	2006	2005
Land	$2,188	$2,188
Buildings and improvements	41,775	37,612
Machinery and equipment	61,497	49,740
Software	16,372	15,762
Furniture and fixtures	4,857	3,736
	126,689	109,038
Accumulated depreciation and amortization	(79,647)	(65,910)
Total	$47,042	$43,128

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

On January 14, 2005, the company sold approximately 26 acres of undeveloped property adjacent to its Hunt Valley, Maryland facility for $8,105. The company recognized a pretax gain on the sale of this property in the first quarter of 2005 of approximately $7,152.

Impairment of Long-Lived Assets and Goodwill

The company evaluates long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The company recorded goodwill related to the acquisition of Symtx in November 2006, the acquisition of McTurbine in November 2006, the acquisition of Aerosonde in June 2006, and the acquisition of ESL in April 2005 (see Notes 6 and 18). Goodwill is tested annually for impairment or on an interim basis whenever events or changes in circumstances indicate that the fair value is below the carrying value.

Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell the assets.

Debt Issuance Costs

Costs incurred to issue debt are deferred and amortized as a component of interest expense over the estimated term of the related debt using a method that approximates the effective interest rate method.

Earnings Per Share

Basic earnings per share for all periods presented was computed by dividing net earnings for the respective period by the weighted average number of shares of the company’s Common Stock outstanding during the period. Diluted earnings per share was computed by dividing net earnings during the period, adjusted to add back the after-tax interest charges incurred on the company’s 3.75% Convertible Senior Notes (see Note 7), by  the weighted average number of shares of Common Stock outstanding during the period, adjusted to add the weighted average number of potential dilutive common shares that would have been outstanding upon the assumed exercise of stock options and conversion of the 3.75% Convertible Senior Notes for Common Stock.

Options to purchase 105,547 shares and 5,000 shares of the company’s Common Stock for the years ended December 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because their impact would be anti-dilutive.

Basic and diluted earnings per share amounts were computed as follows:

	Year Ended December 31, 2006
	Earnings	Number of Shares	Earnings Per Share
Basic Earnings Per Share
Income from continuing operations	$33,120	11,378,401	$2.91
Effect of Dilutive Securities:
Stock options	—	388,611
3.75% convertible senior notes	3,527	3,058,356
Diluted Earnings Per Share
Income from continuing operations, assuming conversion	$36,647	14,825,368	$2.47

	Year Ended December 31, 2005
	Earnings	Number of Shares	Earnings Per Share
Basic Earnings Per Share
Income from continuing operations	$35,969	11,829,851	$3.04
Effect of Dilutive Securities:
Stock options	—	447,029
3.75% Convertible Senior Notes	3,378	3,058,356
Diluted Earnings Per Share
Income from continuing operations, assuming conversion	$39,347	15,335,236	$2.57

	Year Ended December 31, 2004
	Earnings	Number of Shares	Earnings Per Share
Basic Earnings Per Share
Income from continuing operations	$28,308	12,771,659	$2.22
Effect of Dilutive Securities:
Stock options	—	410,201
3.75% Convertible Senior Notes	1,177	894,110
Diluted Earnings Per Share
Income from continuing operations, assuming conversion	$29,485	14,075,970	$2.10

Stock-Based Compensation

The company adopted the provisions of Statement of Financial Accounting Standards No. 123 Revised, Accounting for Stock-Based Compensation (“SFAS 123R”) on January 1, 2006, using the modified prospective method. Under that transition method, compensation cost is recognized for all awards granted after the effective date, and to all awards modified, repurchased, or cancelled after that date. In addition, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated and reported in the pro forma disclosures under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”). Stock-based compensation expense of $2,527 was recorded in operating costs and expenses included in operating income for the year ended December 31, 2006. In accordance with the modified prospective adoption method of SFAS 123R, financial results for the prior periods have not been restated.   Additional compensation cost will be recognized as new options are awarded. The company has not made any material modifications to its stock-based compensation plans as the result of the issuance of SFAS No. 123R. The company calculated the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123(R) (APIC pool) based on information about the amounts that would have qualified as excess tax benefits had the company adopted Statement 123 for recognition purposes prior to January 1, 2006. The company did not elect the alternative transition method FASB Staff Position FAS 123(R)-3: Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards, to account for the tax effects of share-based payment awards to employees.

Prior to January 1, 2006, the company accounted for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related implementation guidance, whereby compensation cost for stock options is recognized in earnings based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Had compensation cost been determined consistent with the fair value method set forth under SFAS No. 123 for all awards under the plans, income and earnings per share from continuing operations would have decreased to the pro forma amounts indicated below, for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
Income from continuing operations:
As reported	$35,969	$28,308
Deduct: Total employee stock-based compensation expense determined under fair value method for all awards, net of tax	(892)	(658)
Pro forma	$35,077	$27,650
Earnings per share from continuing operations:
As reported:
Basic	$3.04	$2.22
Diluted	2.57	2.10
Pro forma:
Basic	$2.97	$2.16
Diluted	2.51	2.05

Foreign Currency Translation

The functional currency of the company’s international operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average rates of exchange prevailing during the year. The realized gains and losses resulting from such translation are included as a separate component of shareholders’ equity in accumulated other comprehensive income.

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

New Accounting Pronouncements

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) was issued. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Upon adoption, the company does not expect FIN 48 to have a material impact on its results of operations, financial condition and cash flows.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. SFAS 157 also expands the required disclosures regarding fair value measurement. SFAS 157 is effective in the first quarter of 2008. The company does not expect the adoption of SFAS 157 to have a material effect on its consolidated financial statements and footnotes.

Note 3. Marketable Equity Securities

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

In June 2006, the investee company disclosed the indictment of the investee company and its chairman and suspension of certain of its plants from receiving U.S. Government contracts, and possible delisting of its common stock. In October 2006, the investee company announced that the suspension of certain of its plants from receiving U.S. Government contracts had been lifted. Management continues to evaluate the financial stability of the investee company in relation to the severity and duration of the unrealized loss. Based on that evaluation and the company’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the company does not consider this investment to be other-than-temporarily impaired at December 31, 2006. At December 31, 2006, the cumulative net unrealized loss recorded in accumulated other comprehensive loss was $1,211.

Note 4. Accounts Receivable, net

	December 31,
	2006	2005
U.S. Government	$61,785	$53,437
Other:
Commercial and non-U.S. Government customers	9,973	6,910
Allowance for doubtful accounts	(255)	(163)
	9,718	6,747
Total	$71,503	$60,184

The amounts due from the U.S. Government are primarily related to long-term contracts.

Other receivables, net of an allowance for doubtful accounts, primarily consisted of receivables from commercial and other non-U.S. Government customers. The company continuously evaluates the credit worthiness of its non-U.S. Government customers and generally does not require collateral.

Note 5. Inventories

	December 31,
	2006	2005
Costs and earnings related to long-term contracts	$137,943	$144,852
Deduct: progress payments related to long-term contracts	(92,342)	(126,898)
Costs and earnings in excess of billings	45,601	17,954
Finished goods and work in progress, not incurred under contracts	14,593	6,073
	60,194	24,027
Materials and supplies	13,506	1,774
Total	$73,700	$25,801

Inventories are stated at the lower of cost or market and include the costs and earnings in excess of billings, pursuant to the percentage of completion method of accounting for long-term contracts. The company’s inventoried costs include production costs and related overhead, including an applicable portion of general and administrative expenses.

Note 6. Intangible Assets, Goodwill and Other Assets

	December 31,
Intangible Assets	2006	2005
Customer relationships	$17,669	$2,054
Internally developed technology	3,414	2,329
Covenant not to compete	5,816	—
Trademark	885	—
Intangible pension asset	—	3,288
Patents and other intangible assets, net	110	275
Total	$27,894	$7,946

Customer relationships and internally developed technology represent assets acquired in connection with the purchase of ESL in April 2005, and are being amortized on a straight-line basis through 2012. Patents and other intangible assets represent assets acquired in connection with the purchase of ACL Technologies Inc., and are being amortized primarily on a straight-line basis through 2007. Customer relationships, internally developed technology and trademark represent assets acquired in connection with the purchase of Aerosonde in June 2006 and are being amortized on a straight line basis through 2013. Customer relationships and a covenant not to compete represent assets acquired in connection with the purchase of McTurbine and Symtx in November 2006, and are being amortized on a straight line basis through 2013. Amortization expense was $1,441, $846 and $222 in 2006, 2005, and 2004, respectively. Accumulated amortization was $7,397 and $5,956 at December 31, 2006 and 2005, respectively. Amortization expense is expected to be $4,504 in 2007, $4,240 in each of the years 2008 through 2011, $3,640 in 2012 and $2,790 in 2013.

The company recorded goodwill of $3,199 related to the acquisition of Aerosonde on June 19, 2006, goodwill of $17,509 related to the acquisition of McTurbine on November 14, 2006 and goodwill of $26,317 related to the acquisition on Symtx on November 28, 2006.

Goodwill
Goodwill at acquisition, April 2005	$3,831
Foreign currency translation	(224)
Balance December 31, 2005	$3,607
Acquisitions of Aerosonde, Symtx and McTurbine	47,025
Adjustments for foreign currency translations	682
Balance December 31, 2006	$51,314

Goodwill is tested annually for impairment or on an interim basis whenever events or changes in circumstances indicate that the fair value is below the carrying value. The company recorded goodwill of $3,831 related to the acquisition of ESL on April 4, 2005. The purchase price of this business was allocated to the estimated fair value of net tangible and intangible assets acquired, with the excess of $3,831 recorded as goodwill. The company reviewed ESL’s goodwill for impairment by applying a fair-value-based test during the fourth quarter of 2006 and did not identify any impairment. The purchase price of the 2006 acquisitions have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill. The estimates related to the acquisitions of McTurbine and Symtx are preliminary at December 31, 2006. A valuation of intangible assets related to the acquisitions of Symtx and McTurbine will be completed in 2007.

	December 31,
Other Assets	2006	2005
Investment in affiliate	$2,100	$1,812
Debt issuance costs, net of accumulated amortization	2,658	3,639
Other	708	1,138
Total	$5,466	$6,589

Aggregate accumulated amortization of debt issuance costs was $2,248 at December 31, 2006 and $1,267 at December 31, 2005.

Note 7. Long-Term Debt, Credit Arrangements, and Secured Borrowing

Long-Term Debt

The company’s long-term debt consisted of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
3.75% Convertible Senior Notes	$120,000	$120,000
Note payable	2,542	—
Vendor financing arrangement - interest at 2.58%, due April 2007	332	1,599
Capital lease obligations - interest ranging from 4.75% to 5.25%, due through November 2009	52	88
Total	122,926	121,687
Less: Current portion	2,896	964
Long-term debt	$120,030	$120,723

3.75% Convertible Senior Notes

In September 2004, United Industrial issued and sold $120,000 aggregate principal amount of 3.75% convertible senior notes due September 15, 2024, unless earlier redeemed, repurchased, or converted. The company used $24,356 of the proceeds to repurchase 850,400 shares of United Industrial’s Common Stock in privately negotiated transactions concurrent with the issuance and sale of the 3.75% Convertible Senior Notes. The company received approximately $91,268 of net proceeds from this sale after the concurrent repurchase of Common Stock and paying $4,376 of investment banking and other professional and printing fees associated with the sale. These fees were deferred and included in other assets net of amortization in the accompanying Consolidated Balance Sheets at December 31, 2006, and 2005 and are being amortized as interest expense.

The 3.75% Convertible Senior Notes are senior unsecured obligations of the company, and are fully and unconditionally guaranteed by AAI. The 3.75% Convertible Senior Notes bear interest at 3.75% per annum, payable semi annually in arrears on March 15 and September 15 of each year beginning March 15, 2005. In addition, the company will pay Contingent Interest, as defined in the Indenture governing the 3.75% Convertible Senior Notes, during any six-month interest period from March 15 to September 14, and from September 15 to March 14, commencing with the six month period starting September 15, 2009, if the average market price of the 3.75% Convertible Senior Notes for the five trading days ending on the third trading day immediately preceding the first day of the relevant six month period equals 120% or more of the principal amount of the 3.75% Convertible Senior Notes. The amount of Contingent Interest payable in respect of any six month period will equal 0.23% of the average market price of the 3.75% Convertible Senior Notes for the five trading day period referred to above. The company filed a shelf registration statement relating to the resale of the 3.75% Convertible Senior Notes and the shares of Common Stock issuable upon conversion by the holders thereof with the Securities and Exchange Commission on November 12, 2004, which was declared effective by the Securities and Exchange Commission on December 14, 2004. If the company fails to keep such shelf registration statement continuously effective until September 15, 2006, or such earlier period as defined in the Registration Rights Agreement (defined therein as a “Registration Default”), the company is required to pay additional interest to the holders of the 3.75% Convertible Senior Notes at the annual rate of 0.25%, or up to $75 for the first 90 days after any such Registration Default, and thereafter at an annual rate of 0.50%, or $600 per year, until the events are satisfied.

The 3.75% Convertible Senior Notes are convertible into shares of the company’s Common Stock prior to stated maturity at an initial conversion rate, subject to adjustment, of 25.4863 shares per $1 principal amount of the 3.75% Convertible Senior Notes (equal to 3,058,356 shares of Common Stock initially issuable upon conversion and an initial conversion price of approximately $39.24 per share) only under the following circumstances:

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

•       during the five business day period after any five consecutive trading day period in which the average trading price per $1 principal amount of the 3.75% Convertible Senior Notes was equal to or less than 98% of the Average Conversion Value, as defined in the Indenture, during such period, unless the 3.75% Convertible Senior Notes are surrendered after 2019 and, on any trading day during the specified period, the closing sale price of the company’s Common Stock was between 100% and 120% of the then-current conversion price;

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

Several features contained in the Indenture are considered embedded derivative instruments, including the Conversion feature, Repurchase Event Make-Whole Premium, Contingent Interest, and the Make-Whole Interest Payment, each of which is discussed briefly above. The company is accounting for these embedded derivative instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related amendments and guidance. The Contingent Interest and Make-Whole Interest Payment features were bifurcated from the 3.75% Convertible Senior Notes and are being accounted for separately in accordance with EITF 00-19:  Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a company’s Own Stock. The effect of this accounting treatment is to increase the effective interest rate for the debt. The aggregate fair value assigned to these embedded derivatives initially was a liability of approximately $530. The company will record gains or losses in its Consolidated Condensed Statements of Operations for changes in the fair value of each of these embedded derivatives. The aggregate fair value of these embedded derivatives was a liability of approximately $403 at December 31, 2006 and $457 at December 31, 2005.

The holders of the 3.75% Convertible Senior Notes could convert their bonds into shares of United Industrial common stock during the fourth quarter of 2006 and first quarter of 2007. This event was triggered by the company’s stock price remaining above $47.09 (120% of the initial conversion price) for at least 20 consecutive trading days during the last 30 trading days of each of the quarters ended September 30, 2006 and December 31, 2006. No 3.75% Convertible Senior Notes have converted into shares of Common Stock as of March 9, 2007.

Other Long-Term Debt and Capital Lease Obligation

In connection with the company’s implementation of an enterprise resource planning information system, AAI entered into a three year arrangement with Oracle Credit Corporation, which commenced on July 1, 2004, to finance $3,751 of related costs. The amount financed will be repaid in quarterly installments of principal and interest of approximately $330 from July 1, 2004 through April 1, 2007. At December 31, 2006, the company owed an aggregate principal amount of $332 under this financing arrangement, all of which is considered current.

The company leases certain equipment used in its operations, some of which are considered capital leases. The company’s total obligations under capitalized leases at December 31, 2006 were $52, of which $22 represented the current portion. See Note 9 for the company’s future minimum payments under all lease arrangements at December 31, 2006.

Aggregate maturities of all long-term debt, including capital lease obligations, during the next five years are expected to be $2,896 in 2007, $17 in 2008, $13 in 2009, and $120,000 thereafter. As discussed above, under certain circumstances the company has the right to redeem all or a portion of the 3.75% Convertible Senior Notes and the holders of the 3.75% Convertible Senior Notes have the right to require the company to repurchase all or a portion of their outstanding holdings prior to the maturity date.

Credit Agreements

On July 18, 2005, United Industrial and AAI entered into a $100,000 four year revolving credit agreement (the “Credit Agreement”) with a syndicate of six banks, consisting of SunTrust Bank, as administrative agent and issuing bank, Citibank, F.S.B., Key Bank, PNC Bank, Commerce Bank and Provident Bank. The Credit Agreement provides for a credit facility (the “Credit Facility”) consisting of a $100,000 Senior Secured Revolving Credit Facility with a  $5,000 Swing Line and a  Letter of Credit subfacility up to the full amount of the credit facility less outstanding amounts. The interest rate for loans made under this facility is the thirty day London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 1.25% and 2.00% based upon the company’s leverage ratio. As of December 31, 2006, the company had approximately $2,416 of undrawn letters of credit outstanding, which results in approximately $97,584 available for drawing under the Letter of Credit subfacility.

Pursuant to the terms of the Credit Agreement and the parent guaranty agreement dated as of July 18, 2005 (the “Parent Guaranty”), United Industrial has guaranteed AAI’s obligations under the Credit Agreement. In addition, certain of AAI’s subsidiaries entered into a subsidiary guaranty agreement, dated as of July 18, 2005, whereby they guaranteed the payment of AAI’s obligation under the Credit Agreement (the “Subsidiary Guaranty”). The proceeds of the Credit Facility have been and will be used to fund future acquisitions, finance capital expenditures, provide working capital, fund letters of credit, and for other general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants customary for facilities of this type, including, among other things, maintenance of certain leverage and fixed charge coverage ratios, as well as minimum consolidated tangible net worth ratios, limits on the incurrence of debt and preferred equity, limits on the incurrence of liens, a limit on the making of dividends or distributions, limits on sales of assets and a limit on capital expenditures.

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

In connection with the Credit Agreement, United Industrial entered into a parent pledge agreement, dated as of July 18, 2005, pursuant to which it pledged the capital stock of AAI to secure its obligations under the Parent Guaranty, the Credit Agreement, and other loan documents to which it is a party. In addition, AAI and certain of its subsidiaries entered into a borrower pledge agreement, dated as of July 18, 2005, pursuant to which AAI pledged the capital stock of its subsidiaries, to secure its obligations under the Credit Agreement and other loan documents to which it is a party, and with respect to its subsidiaries, to secure their obligations under the Subsidiary Guaranty and other loan documents to which they are a party.

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

Note 8. Stock-Based Compensation

The company adopted the provisions of Statement of Financial Accounting Standards No. 123 Revised, Accounting for Stock-Based Compensation (“SFAS 123R”) on January 1, 2006, using the modified prospective method. Under that transition method, compensation cost is recognized for all awards granted after the effective date, and to all awards modified, repurchased, or cancelled after that date. In addition, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated and reported in the pro forma disclosures under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”). Stock-based compensation expense of $2,527 was recorded in operating costs and expenses included in operating income for the year ended December 31, 2006. In accordance with the modified prospective

adoption method of SFAS 123R, financial results for the prior periods have not been restated.   Additional compensation cost will be recognized as new options are awarded. The company has not made any material modifications to its stock-based compensation plans as the result of the issuance of SFAS No. 123R. The company calculated the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123(R) (APIC pool) based on information about the amounts that would have qualified as excess tax benefits had the company adopted Statement 123 for recognition purposes prior to January 1, 2006. The company did not elect the alternative transition method FASB Staff Position FAS 123(R)-3: Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards, to account for the tax effects of share-based payment awards to employees.

On May 18, 2006, the company’s shareholders approved the 2006 Long-Term Incentive Plan (the “2006 Plan”) at the 2006 Annual Meeting of Shareholders. The 2006 Plan was approved by the company’s Board of Directors (the “Board”) on March 30, 2006, subject to shareholder approval. The 2006 Plan provides for the granting of cash and equity-based incentives in the form of non-qualified stock options, stock appreciation rights, performance shares, restricted stock, other stock-based awards and performance-based cash awards to all of the company’s employees, consultants and non-employee directors. In addition, employees of the company’s affiliates that qualify as subsidiaries (as defined under Section 424 of the Internal Revenue Code) are eligible to be granted incentive stock options under the 2006 Plan. The 2006 Plan is administered by the Compensation and Stock Option Committee of the Board of Directors (the “Compensation Committee”).

Awards that were granted on or prior to May 18, 2006 (collectively, the “Prior Awards”), under the United Industrial Corporation 1994 Stock Option Plan, as amended, the United Industrial Corporation 1996 Stock Option Plan for Non-employee Directors, as amended, and the United Industrial Corporation 2004 Stock Option Plan (collectively the “Prior Plans”), were transferred to and assumed by the 2006 Plan as of May 18, 2006, and are subject to the 2006 Plan’s share reserves and provisions in respect of adjustments; provided that the Prior Awards otherwise continue to be governed by the terms of the applicable agreement in effect prior to such assumption and transfer. Following approval of the 2006 Plan, no further awards may be made under the Prior Plans.

A total of 1,787,204 shares of Common Stock may be issued or used for reference purposes under the 2006 Plan, of which 1,034,704 shares are in respect of the Prior Awards. Shares issued under the 2006 Plan may be authorized and unissued shares or previously issued shares acquired or to be acquired by the company and held in its treasury. As of December 31, 2006, the company had not awarded any equity-based compensation under the 2006 Plan other than stock options. Under the 2006 Plan, the exercise price for each share subject to a stock option granted may not be less than 100% of the market value of the Common Stock on the date the stock option is granted.

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

Under the 2006 Plan, the Compensation Committee may grant nonqualified stock options to non-employee directors to purchase up to 5,000 shares of common stock as of the date of the annual meeting of the shareholders of the company at which the director is elected or re-elected to service. Stock options granted to non-employee directors are exercisable at the next annual meeting of shareholders of the company that occurs after the date of grant, subject to the director’s continuous service through that date. All non-employee director stock options become fully vested and exercisable in the event of a change in control of the company during the director’s period of service, and are exercisable for a period of one year following termination of service as a director unless for cause (as defined in the Plan), in which case the stock option will be immediately cancelled.

Under the 2004 Plan and the 1994 Plan (collectively, the “Prior Employee Option Plans”), the exercise price for each share subject to a stock option may not be less than 100% of the market value of the common stock on the date the stock option was granted. Stock options granted under the Prior Employee Option Plans are exercisable over a period determined by the Board of Directors, but no longer than ten years after the date they are granted under the 1994 Plan and five years for the 2004 Plan. Stock options granted under the Prior Employee Option Plans generally vest in three equal installments on the first, second and third anniversaries of the date of grant. Under the Prior Employee Plans, upon a change in control (as defined in the Prior Employee Option Plans) all outstanding stock options become immediately exercisable. In addition, at the discretion of the Compensation Committee, such stock options may be terminated for an amount equal to the excess of the price of the company’s Common Stock paid in a change in control over the exercise price of such stock options.

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

A summary of stock option activity under all plans is as follows:

	Number of Shares (in thousands)	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs)	Weighted-Average Exercise Price
Balance at December 31, 2005	945	$28,364	5.59	$20.72
Granted	227	—	—	$51.79
Exercised	(146)	$5,711	—	$17.31
Cancelled	(6)	—	—	$37.92
Balance at December 31, 2006	1,020	$23,654	4.72	$28.04
Exercisable at December 31, 2006	595	$18,972	4.78	$18.85
Unexercisable at December 31, 2006	425	$4,682	4.55	$40.90
Available for future grants	762	—	—	—

A summary of nonvested stock option activity under all plans is as follows:

	2006
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested at January 1,	366	$9.29
Granted	227	$17.90
Vested	(162)	$9.08
Cancelled	(6)	$12.83
Nonvested at December 31, 2006	425	$13.92

As of December 31, 2006, there was $3,869 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a three year period.

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

	2006 Grants	2005 Grants	2004 Grants
Risk-free interest rate	3.72% – 4.95%	3.73% – 4.36%	3.86% – 4.59%
Expected dividend yield	0.68% – 0.90%	1.00% – 1.30%	1.20% – 2.30%
Expected volatility	38.42% – 40.61%	35.79% – 40.31%	20.30% – 27.00%
Expected life	4.0 years	5.0 years	5.0 – 10.0 years

Note 9. Leases

Total rental expense for all operating leases amounted to $4,152, $3,167 and $2,571 in 2006, 2005, and 2004, respectively. Contingent rental payments were not significant.

Future minimum annual lease payments due over the next five years and thereafter under capital leases and non-cancelable operating leases with terms in excess of one year are expected to be as follows at December 31, 2006:

	Capital Leases	Operating Leases
2007	$38	$3,297
2008	20	2,830
2009	10	2,436
2010	—	1,072
2011	—	546
2012 and thereafter	—	2,915
Total minimum lease payments	68	$13,096
Less: Amount representing interest	16
Present value of minimum lease payments	$52

Note 10. Changes in Shareholders’ Equity
(Amounts in thousands)

	Common Shares Outstanding	Common Stock	Additional Capital	Retained Earnings (Deficit)	Cost of Shares in Treasury	Accumulated Other Comprehen- sive Loss	Total Share- holders’ Equity	Compre- hensive Income
Balance at December 31, 2003	13,267	$14,374	$88,125	$(22,095)	$(11,345)	$(28,112)	$40,947
Net income	—	—	—	26,800	—	—	26,800	$26,800
Minimum pension liability, net of tax benefit of $2,294	—	—	—	—	—	(2,468)	(2,468)	(2,468)
Unrealized loss on securities, net of tax benefit of $3	—	—	—	—	—	(4)	(4)	(4)
Cash dividends declared	—	—	(3,885)	(1,206)	—	—	(5,091)	—
Stock options exercised	435	—	(1,578)	—	6,158	—	4,580	—
Stock options - tax benefit	—	—	1,629	—	—	—	1,629	—
Treasury stock purchases	(1,411)	—	—	—	(34,842)	—	(34,842)	—
Employee awards	1	—	5	—	10	—	15	—
Balance at December 31, 2004	12,292	$14,374	$84,296	$3,499	$(40,019)	$(30,584)	$31,566	$24,328
Net income	—	—	—	40,958	—	—	40,958	40,958
Minimum pension liability, net of tax benefit of $1,881	—	—	—	—	—	(3,496)	(3,496)	(3,496)
Unrealized loss on securities, net of tax benefit of $351	—	—	—	—	—	(635)	(635)	(635)
Foreign currency translation	—	—	—	—	—	(792)	(792)	(792)
Cash dividends declared	—	—	—	(4,733)	—	—	(4,733)	—
Stock options exercised	148	—	(1,299)	—	3,111	—	1,812	—
Stock options - tax benefit	—	—	802	—	—	—	802	—
Treasury stock purchases	(1,161)	—	—	—	(39,960)	—	(39,960)	—
Balance at December 31, 2005	11,279	$14,374	$83,799	$39,724	$(76,868)	$(35,507)	$25,522	$36,035
Net income	—	—	—	47,173	—	—	47,173	47,173
Minimum pension liability, net of tax of $2,443	—	—	—	—	—	4, 875	4,875	4,875
Unrealized loss on securities	—	—	—	—	—	(576)	(576)	(576)
Foreign currency translation	—	—	—	—	—	1,605	1,605	1,605
Cash dividends declared	—	—	—	(4,560)	—	—	(4,560)	—
Stock options exercised	147	—	(1,103)	—	3,637	—	2,534	—
Stock based compensation expense	—	—	2,527	—	—	—	2,527	—
Stock options - excess tax benefit	—	—	1,248	—	—	—	1,248	—
Treasury stock purchases	(106)	—	—	—	(5,274)	—	(5,274)	—
Adjustment to initially apply SFAS 158, net of tax of $6,340	—	—	—	—	—	(11,775)	(11,775)	—
Balance at December 31, 2006	11,320	$14,374	$86,471	$82,337	$(78,505)	$(41,378)	$63,299	$53,077

The components of Accumulated Other Comprehensive Loss were as follows at December 31:

	2006	2005	2004
Funded status of pension liability, net of tax	$38,612	$34,079	$30,580
Post-retirement benefit obligation, other than pension, net of tax	2,367	—	—
Unrealized loss on securities, net of tax and valuation allowance	1,211	636	4
Foreign currency translation	(812)	792	—
Total Accumulated Other Comprehensive Loss	$41,378	$35,507	$30,584

At the company’s Annual Meeting of Shareholders held on June 10, 2004, the shareholders voted to approve an amendment to the company’s Restated Certificate of Incorporation to create an authorized class of 1,000,000 shares of preferred stock. The preferred stock is available for future issuance in series and with such voting rights, designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as the Board of Directors may determine for each series issued from time to time. At December 31, 2006, no shares of preferred stock were issued or outstanding.

The company declared quarterly cash dividends on its Common Stock totaling $0.40 per share annually in each of 2006, 2005 and 2004.

The exercise of stock options that have been granted under the company’s various stock option plans give rise to compensation which is includable in the taxable income of the applicable employees and deductible by the company for Federal and state income tax purposes in certain circumstances. Such compensation results from increases in the fair market value of the company’s Common Stock subsequent to the grant date of the applicable exercised stock options. In accordance with APB No. 25, such compensation cost was not recognized as an expense for financial accounting purposes and, therefore, the related tax benefits were recorded directly in Additional Capital for years prior to January 1, 2006. Upon adoption of SFAS 123R on January 1, 2006, the company recognized compensation cost as an expense for financial accounting purposes. (See Note 8 Stock-Based Compensation for additional information.)

Note 11. Treasury Stock

On November 17, 2006, the company’s Board of Directors authorized a stock purchase plan for up to $50,000. Through December 31, 2006, United Industrial purchased a total of 105,736 shares at an average market price of $49.88, under the November 17, 2006 plan. At December 31, 2006, $44,722 was available for purchases under the November 17, 2006 stock purchase plan.

On September 7, 2005, the company’s Board of Directors authorized a stock purchase plan for up to $15,000. The company repurchased a total of 425,627 shares at an average price of $35.20 during the remainder of 2005 utilizing all funds available under the September 7, 2006 stock purchase plan.

On March 10, 2005, the company’s Board of Directors authorized a stock purchase plan for up to $25,000. During the first six months of 2005, a total of 735,345 shares were repurchased under the plan, at an average price of $33.97 per share, utilizing all funds available under the March 10, 2005 stock purchase plan.

Separate from the purchase plan discussed above, in September 2004, the company purchased 850,400 shares of its Common Stock for approximately $24,356, or $28.64 per share, using a portion of the net proceeds from the issuance and sale in September 2004 of the 3.75% Convertible Senior Notes. These shares were purchased concurrently with the sale of the 3.75% Convertible Senior Notes in privately negotiated transactions.

In November 2003, the company’s Board of Directors authorized the purchase of up to $10,000 of the company’s Common Stock. As of December 31, 2003, the company had purchased a total of 357,600 shares for an aggregate amount of $6,036, or $16.88 per share. On March 10, 2004, the company’s Board of Directors extended the plan for one additional year through March 15, 2005, and authorized the purchase of up to an additional $10,000 of Common Stock. During 2004, a total of 560,100 shares were purchased under the plan for an aggregate amount of $10,486, or $18.72 per share. Since the inception of the plan in November 2003 through December 31, 2004, the company purchased a total of 917,700 shares for $16,522, or an average of $18.00 per share.

Note 12. Pensions and Other Post-retirement Benefits

The company sponsors one qualified defined benefit plan, one defined contribution plan, several non-qualified pension plans, and one post-retirement benefit plan for its employees.  The qualified defined benefit plan is funded through a trust. Contributions to this plan are based upon the projected unit credit actuarial funding method and are limited to amounts that are currently deductible for tax reporting purposes.

During December 2006, the company completed the sale of its wholly owned subsidiary, Detroit Stoker Company (“Detroit Stoker”). Detroit Stoker maintained its own tax-qualified defined benefit plan and unfunded post-retirement benefit plans for eligible employees and the assets and liabilities of these plans were transferred with Detroit Stoker to the new owner, Detroit Stoker as part of the sale transaction. In addition, the company agreed to transfer the portion of the assets and liabilities in the company’s tax-qualified defined benefit plan attributable to the frozen accrued pension benefits of active Detroit Stoker non-union employees, determined as of the closing date of the merger, to the new pension plan to be established by Detroit Stoker. All amounts in the tables for the year ended December 31, 2006 have been adjusted to reflect the transfer to a plan to be established by Detroit Stoker. All amounts in the tables for the year ended December 31, 2005 have been adjusted for the Detroit Stoker plan with the exception of the transferred portion attributable to the frozen accrued pension benefits of active Detroit Stoker non-union employees. Assets and liabilities related to the Detroit Stoker Plans at December 31, 2005 have been reported in assets of discontinued operations and liabilities of discontinued operations. Pension expense related to Detroit Stoker has been reported in income from discontinued operations for the years ended December 31, 2006, 2005 and 2004.

The following table provides the weighted average allocation of pension plan assets for each major investment category as of December 31, 2006 and 2005, and the company’s target allocation of plan assets:

	Percentage of Plan Assets
	Target Allocation	At December 31,
Plan Assets	for 2006	2006	2005
Equity Securities	55-65%	64%	66%
Debt Securities	35-45%	35%	32%
Other	Up to 5%	1%	2%
Total		100%	100%

The company, as plan sponsor employs a total return investment approach whereby a mix of equity and fixed income investments are intended to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as small and large capitalizations. U.S. equities also are diversified across actively managed and passively invested portfolios. The company currently does not use other investment vehicles such as real estate, private equity, and hedge funds. However, the company may use such investment vehicles in the future. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies. The assets will be reallocated quarterly or more often to meet the target allocations. In the first quarter of 2006, the debt and equity securities investments were realigned within their respective target allocations. Pension investment policies are reviewed by the plan’s Investment Committee at least annually and are updated when necessary.

In determining the long-term rate of return for plan assets, historical markets are studied and long-term historical relationships between equity and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long-term. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The estimated long-term portfolio return considers diversification and rebalancing the investment mix. Peer data and historical returns are reviewed to check for reasonability and appropriateness. Currently, equity securities are expected to return 10% to 11% over the long-term, while cash and fixed income securities are expected to return between 4% and 6%. The plan’s Investment Committee expects that the plan’s asset managers will generate a modest (.5% to 1.0% per annum) premium to their respective market benchmark indices.

The following table provides a rollforward of the benefit obligations and plan assets for the pension and other post-retirement benefits plans for each of the years ended December 31, 2006 and 2005, and a statement of the funded status of the company’s plans at December 31 of both years:

	Pension Benefits		Other Post-retirement Benefits
	2006	2005	2006	2005
Change in Benefit Obligation
Projected Benefit obligation at beginning of year	$187,632	$176,703	$17,486	$16,282
Service cost	4,329	3,456	64	87
Interest cost	10,109	9,998	891	1,001
Plan assumptions	3,118	—	(27)	180
Actuarial loss	2,394	7,887	279	2,521
Disposition	(2,294)	—	—	—
Participant contributions	—	—	354	400
Benefits paid	(11,303)	(10,412)	(2,877)	(2,985)
Benefit obligation at end of year	193,985	187,632	16,170	17,486
Change in Plan Assets
Fair value of plan assets at beginning of year	150,757	151,806	—	—
Actual return on plan assets	17,678	9,363	—	—
Disposition	(2,142)	—	—	—
Administrative expenses	—	—	—	—
Participant contributions	—	—	354	400
Employer contributions	1,165	—	2,523	2,585
Benefits paid	(11,303)	(10,412)	(2,877)	(2,985)
Fair value of plan assets at end of year	156,155	150,757	—	—
Under-funded status of plans	$(37,830)	$(36,875)	$(16,170)	$(17,486)

The unfunded status of the plans reconciled to amounts recognized in 2005 was as follows:

	Pension Benefits	Other Post- retirement Benefits
	2005	2005
Underfunded status of plans	$(36,875)	$(17,486)
Unrecognized net actuarial loss	62,052	3,447
Unrecognized prior service cost	3,142	68
Net amount recognized	$28,319	$(13,971)

The net amount recognized in the Consolidated Balance Sheet at December 31, 2005 was as follows:

	Pension Benefits	Other Post- retirement Benefits
	2005	2005
Accrued (benefit) liability	$(25,064)	$(13,971)
Intangible asset	3,142	—
Accumulated other comprehensive loss	50,241	—
Net amount recognized	$28,319	$(13,971)

The company adopted SFAS No. 158 and measured plan benefits and obligations as of December 31, 2006. Upon adoption of SFAS No. 158, the company reported on the balance sheet as of December 31, 2006, the unfunded-status amount of $37,830 for the company’s pension plan and the unfunded-status amount of $16,170 for the company’s other post-retirement benefit plan. The funded status of the company’s pension plan is measured as the difference between the fair value of the plan assets and the projected benefit obligation. The funded status for the company’s other post-retirement benefit plan is measured as the difference between the fair value of the plan assets and the accumulated post-retirement benefit obligation. In addition, unrecognized actuarial loss and unrecognized prior service cost were recognized as a component of accumulated other comprehensive income.

The accumulated benefit obligation for the company’s pension plan was $175,821 at December 31, 2005. Prior to the adoption of SFAS No. 158, a minimum pension liability was recorded to the extent that the accumulated benefit obligation exceeded plan assets.  A related intangible asset based on unrecognized prior service cost and an adjustment to accumulated comprehensive loss was also recorded. A reduction in shareholders’ equity, net of related income tax benefit of $17,584 had been separately reported in the amount of $32,656 as of December 31, 2005.

The incremental effect of applying SFAS No. 158 on individual line items in the Consolidated Balance Sheet at December 31, 2006 was as follows:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Prepaid and other current assets	$9,361	$741	$10,102
Deferred taxes, net of valuation allowance	$(1,526)	$5,599	$4,073
Total assets	$352,300	$6,340	$358,640
Post-retirement benefit obligation, other than pension, current	$—	$2,118	$2,118
Unfunded status of pension liability	$23,357	$14,473	$37,830
Post-retirement benefit obligation, other than pension	$12,528	$1,524	$14,052
Total liabilities	$277,226	$18,115	$295,341
Accumulated other comprehensive loss	$(29,603)	$(11,775)	$(41,378)
Total stockholders’ equity	$75,074	$(11,775)	$63,299

The expected employer contributions for the year ending December 31, 2007 to the company’s pension and other post-retirement benefit plans are $5,200 and $2,118, respectively.

At December 31, 2006, the company expects to pay pension and other post-retirement benefits in each of the next five years and in the aggregate for the five years thereafter, as follows:

	Pension Benefits	Other Post-retirement Benefits
Year 1	$12,009	$2,118
Year 2	$12,402	$2,307
Year 3	$13,228	$2,458
Year 4	$13,156	$2,583
Year 5	$13,974	$2,512
Aggregate for year 6 through year 10	$72,124	$7,526

The following table provides the weighted average assumptions used to determine the benefit obligations for the company’s pension and other post-retirement benefit plans at December 31, 2006 and 2005:

	Pension Benefits		Other Post-retirement Benefits
	2006	2005	2006	2005
Discount rate	5.89%	5.50%	5.89%	5.50%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Current healthcare trend rate:
Pre-65 claim group	N/A	N/A	9.00%	9.50%
Post-65 claim group	N/A	N/A	9.40%	9.95%
Ultimate healthcare trend rate	N/A	N/A	5.00%	5.00%
Years of ultimate healthcare trend rate:	N/A	N/A	2015	2015

The following table provides the components of net periodic pension and other post-retirement benefits cost for each of the three years ended December 31, 2006, 2005 and 2004:

	Pension Benefits			Other Post-retirement Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$4,328	$3,456	$2,838	$64	$87	$67
Interest cost	10,109	9,998	9,991	891	1,002	949
Expected return on plan assets	(12,288)	(12,398)	(12,206)	—	—	—
Amortization of prior service cost	666	248	96	12	12	12
Amortization of net loss	5,138	4,623	3,701	109	100	—
Net periodic cost	$7,953	$5,927	$4,420	$1,076	$1,201	$1,028

The following table provides the weighted average assumptions used to determine net periodic pension and other post-retirement benefits cost for each of the three years ended December 31, 2006, 2005, and 2004:

	Pension Benefits			Other Post-retirement Benefits
	2006	2005	2004	2006	2005	2004
Discount rate:	5.50%	5.75%	6.25%	5.50%	5.75%	6.25%
Expected return on plan assets:	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Current healthcare trend rate:
Pre-65 claim	N/A	N/A	N/A	9.50%	10.00%	7.00%
Post-65 claim				9.95%	10.50%	7.00%
Ultimate healthcare trend rate:	N/A	N/A	N/A	5.00%	5.00%	5.00%
Years of ultimate healthcare trend rate:	N/A	N/A	N/A	2015	2015	2008

Net periodic benefit cost for the company is considered a contract cost and included in cost of sales in the accompanying Consolidated Statements of Operations. The estimated portion of the net actuarial gain or loss, prior service cost or credit, and transition asset or transition obligation included in accumulated other comprehensive income that will be recognized as a component of net periodic benefit cost for the year ended December 31, 2007 is expected to be $4,866 for the pension benefit plan and $157 for the other post-retirement benefit plan.

At December 31, 2006, in order to select a discount rate intended to be representative of the broader bond market, the company’s pension plan employed a duration matching analysis. This involved looking at the timing of the plan’s expected cash payouts and then constructing a bond portfolio whose coupons and maturities match the expected future cash flows. Accordingly, the company’s pension plan utilized a yield curve constructed by a nationally recognized actuarial consulting firm. For periods prior to December 31, 2006, the company’s pension plan utilized the Moody’s long-term corporate Aa bond index that is comprised of high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the plan’s benefits plus approximately 10 basis points in order to modify these bonds to match the long-term duration of the plan’s liabilities.

The assumed healthcare cost trend rate has an effect on the amounts reported for the healthcare plans. The following table illustrates the effect of an increase and a decrease in the assumed healthcare cost trend rate of one percentage point:

	One Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components in 2006	$17	$(17)
Effect on post-retirement benefit obligation as of December 31, 2006	$252	$(242)

Defined Contribution Plans

The company sponsors a 401(k) plan with employee and employer matching contributions based on specified formulas. The company contributed $5,306, $4,675, and $4,365 to the 401(k) plan in 2006, 2005, and 2004, respectively.

Note 13. Segment Information - Continuing Operations

The company previously identified two reportable segments, Defense and Energy. On December 29, 2006, the company divested its energy operation, Detroit Stoker. The company’s energy operation previously reported as part of continuing operations has been reported in discontinued operations in the accompanying Consolidated Financial Statements.

The company designs, produces, and supports aerospace and defense systems. The company’s Chief Executive Officer, the chief operating decision maker, views the company as a single business segment that addresses a single customer base through the same distribution system. The President and Chief Executive Officer evaluates both consolidated and disaggregated financial information, primarily product line orders, revenues and the operating performance of individual long-term contracts across all product lines, in deciding how to allocate resources and assess performance. The company’s product lines have similar long-term economic characteristics and are similar in relation to the nature of their products and customers. These product lines generally share a single production and distribution process. In addition, the budgeting process is primarily based on the entire company, except for orders and revenue, which are budgeted separately for each product line. Accordingly, as of December 31, 2006 the company operates as a single integrated business and has one operating segment.

The following table summarizes the company’s sales by product line over the past three years:

	For the Year Ended December 31,
	2006	2005	2004
Unmanned Systems	$367,465	$302,689	$203,307
Services and Logistics	114,560	94,594	69,193
Test Systems	45,776	45,068	39,058
Training Systems	15,000	16,497	17,560
Advanced Programs	21,137	17,382	21,969
Other	100	3,957	3,974
	$564,038	$480,187	$355,061

No single customer other than the U.S. Government accounted for ten percent or more of consolidated net sales in any year.

	Year ended December 31,
	2006	2005	2004
Sales:
U.S. Government	$523,271	$452,943	$321,433
Export Sales	23,635	18,755	24,900
Domestic Commercial	17,132	8,489	8,728
Total sales	$564,038	$480,187	$355,061

	Year ended December 31,
	2006	2005	2004
Research and development costs	$14,828	$10,139	$5,352

Geographic Information

The following table presents the company’s net sales by geographic area based on the location of the company’s customers.

	Year ended December 31,
	2006	2005	2004
Sales:
United States	$540,403	$461,432	$330,161
Australia	1,848	1,913	4,981
Egypt	—	2,283	7,014
Greece	1,817	—	—
Japan	3,560	4,062	2,708
Netherlands	6,750	3,422	—
United Kingdom	2,933	2,007	—
Other	6,727	5,068	10,197
Total sales	$564,038	$480,187	$355,061

	Year ended December 31,
	2006	2005	2004
Long-lived assets (a)
United States	$112,989	$46,293	$29,703
United Kingdom	8,957	8,388	—
Australia	4,304	—	—
Total long-lived assets	$126,250	$54,681	$29,703

(a)           Long-lived assets consist of property, plant and equipment, goodwill and other intangible assets.

Note 14. Income Taxes

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In addition, the effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date.

The following table provides a reconciliation of total income tax expense as computed by applying the Federal statutory income tax rate to income from continuing operations before income taxes, and the provision for income taxes for continuing operations as recorded by the company for each of the three years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Federal income tax expense at statutory rate	$18,146	$19,671	$13,776
FAS 123R-Incentive Stock Options	505	—	—
Research and experimentation credits	(228)	(169)	(882)
Section199 and extraterritorial exclusion	(344)	(366)	(233)
Other	604	1,085	(1,655)
Provision for income taxes	$18,683	$20,221	$11,006

The company recorded income tax expense from its discontinued operations during 2006, 2005 and 2004. During 2003, the company received a tax refund of $16,822 related to the net carryback of the tax loss from discontinued operations in 2002 to prior years. The timing of the deductibility of $16,566 of this loss is in dispute with the Internal Revenue Service. During 2006, the company has recorded an income tax receivable for $1,507 related to the filing of amended tax returns.

The company’s deferred income tax balances consisted of the following at December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
Pension plans	$12,982	$7, 451
Losses on long-term contracts not currently deductible	275	306
Post-retirement benefits other than pensions	6,325	5,507
Product warranty and other provisions	639	912
Capital loss carryover	1,405	736
Vacation and payroll related accruals	2,001	1,972
Other	2,072	389
Total deferred tax asset	25,699	17,273
Valuation allowance	(1,701)	—
Total deferred tax asset less valuation allowance	23,998	17,273
Deferred tax liabilities:
Tax in excess of book depreciation	(6,702)	(1,466)
Section 1031 exchange	(2,324)	(2,414)
Foreign liabilities	(1,609)	(1,223)
Interest on 3.75% Convertible Senior Notes	(3,454)	(1,947)
Other	(697)	(583)
Total deferred tax liability	(14,786)	(7,633)
Net deferred tax asset	$9,212	$9,640
The net deferred tax asset was classified as follows:
Current	$5,139	$3,876
Long-term	4,073	5,764

As of December 31, 2006, the company had recorded net deferred tax assets of approximately $9,212. Management believes the company will generate sufficient taxable income in future years to realize this benefit based upon the historical performance of the company’s continuing operations and its existing backlog. The net deferred tax asset of $9,212 includes a valuation allowance of $1,701 for primarily capital losses. The capital loss carryover expires in 2011.

Note 15. Supplemental Cash Flows and Other Financial Information

Cash Flow Information

Cash paid for interest and income taxes during each of the three years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
Cash paid for:
Income taxes	$17,590	$13,402	$8,397
Interest expense	4,842	4,567	161

The components of the changes in operating assets and liabilities used to reconcile net income to net cash provided by (used in) operating activities in the Consolidated Statements of Cash Flows for the three years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Increase in accounts receivable	$7,398	$(15,150)	$(14,120)
(Increase) decrease in inventories	(30,702)	6,837	(17,418)
(Increase) decrease in prepaid expenses and other current assets	2,365	1,666	(5,380)
Increase in accounts payable, accruals, and other current liabilities	24,103	11, 502	17,835
Other long-term assets and liabilities, net	(4,287)	2,934	4,987
Total changes in operating assets and liabilities—source (use) of cash	$(1,123)	$7,789	$(14,096)

Other Financial Information

Prepaid expenses and other current assets consisted of the following components:

	2006	2005
Prepaid insurance	$1,660	$3,414
Prepaid support and maintenance costs	135	368
Other prepaid expenses	1,661	823
Federal income tax receivable	1,507	0
Current deferred income taxes	5,139	3,876
	$10,102	$8,481

Other current liabilities consisted of the following components:

	2006	2005
Reserve for contract losses	$2,826	$1,379
Accrued interest expense	1,313	1,349
Federal income tax payable	7,175	2,296
Other accrued costs	5,657	3,035
	$16,971	$8,059

Note 16. Selected Quarterly Data (Unaudited)

	Quarterly Periods of 2006				Quarterly Periods of 2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
Net sales	$166,587	$131,350	$137,400	$128,701	$151,601	$116,815	$111,614	$100,157
Operating costs and expenses	149,969	121,832	124,360	115,296	137,876	103,064	99,897	88,023
Operating income	16,618	9,518	13,040	13,405	13,725	13,751	11,717	12,134
Income from continuing operations	11,395	5,721	8,352	7,652	7,375	8,391	7,686	12,517
Gain on sale of discontinued energy operation	8,390	—	—	—	—	—	—	—
Income from discontinued operations	2,315	525	1,907	916	3,039	1,035	760	155
Net income	22,100	6,246	10,259	8,568	10,414	9,426	8,446	12,672
Basic earnings per share:
Continuing	1.00	0.50	0.73	0.68	0.65	0.72	0.64	1.02
Discontinued	0.94	0.05	0.17	0.08	0.27	0.09	0.06	0.01
Net income	1.94	0.55	0.90	0.76	0.92	0.81	0.70	1.03
Diluted earnings per share:
Continuing	0.82	0.45	0.59	0.61	0.57	0.62	0.56	0.83	(1)
Discontinued	0.73	0.03	0.13	0.06	0.20	0.07	0.05	0.01
Net income	1.55	0.48	0.72	0.67	0.77	0.69	0.61	0.84
Dividends declared per share	0.10	0.10	0.10	0.10	0.10	0.10	0.10	0.10
Stock prices:
High	54.70	55.26	69.80	60.93	45.27	38.30	37.34	39.33
Low	41.40	42.08	44.22	41.81	33.59	31.86	27.58	28.01

(1)          Diluted EPS in first quarter of 2005 included $0.30 for a one-time gain on sale of property.

Note 17. Commitments and Contingencies

In the normal course of its continuing and discontinued operations, various lawsuits, claims and legal proceedings have been or may be instituted or asserted against or by the company. Based on currently available facts, the company believes, except as otherwise set forth below, that the disposition of matters pending or asserted against the company will not have a material adverse effect on the company’s financial position, results of operations or liquidity.

ASBESTOS

United Industrial and Detroit Stoker (which was acquired by a newly formed corporation affiliated with a private investment group (“Merger Parent”) on December 29, 2006 by way of a merger of Bram Acquisition Corp. (“Merger Sub”) with and into Detroit Stoker with Detroit Stoker being the surviving corporation (“the Merger”)) have been, and may in the future be, named as defendants in asbestos-related personal injury litigation arising out of commercial stoker products manufactured by United Industrial and Detroit Stoker, some of the parts and components of which used asbestos-containing material fabricated and provided by third parties. The use of asbestos-containing materials ceased in approximately 1981. The insurance coverage potentially available to United Industrial is substantial.

Pursuant to the Merger Agreement (as discussed in Note 19 to the financial statements), Merger Parent and the surviving corporation agreed to indemnify United Industrial for any asbestos-related litigation liabilities, including without limitation, any asbestos liabilities arising from Detroit Stoker’s operation as a division of United Industrial and United Industrial’s own operations. To secure these indemnity obligations, Merger Parent established an escrow account for the sole benefit of United Industrial.

Historically, United Industrial recorded an undiscounted liability for its best estimate of liabilities for asbestos-related matters in the amount of $31,450 as of December 31, 2005, including damages and defense costs, and its insurance receivables for asbestos-related liabilities were $20,186 at December 31, 2005. These figures reflected United Industrial’s policy of maintaining a ten-year estimate of future liability, the period in which such costs were deemed to be reasonably estimable. As a result of the Merger, and based upon the structure of the transaction, United Industrial included in the gain on the Merger the elimination of the asbestos-related liabilities (net of insurance receivables) in the amount of $11,265.

If Merger Parent and the surviving corporation do not honor their indemnity obligations to United Industrial, and the available escrow funds and insurance are insufficient to satisfy United Industrial’s asbestos-related litigation liabilities (if any), successful claims against United Industrial could have a material adverse effect on United Industrial’s financial condition, results of operations and liquidity. In addition, if the surviving corporation or Merger Parent were to file for bankruptcy, creditors could, among other things, seek to have the indemnity and the escrow agreement declared unenforceable and seek to recover amounts paid to United Industrial by Merger Parent or the surviving corporation.

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

In 1996, United Industrial entered into a consent decree with ADEQ. Pursuant to the consent decree, United Industrial is required to complete a Remedial Investigation/Feasibility Study (“RI/FS”), pay $125 for past response costs, pay quarterly Arizona oversight costs (averaging less than $13 annually) and pay $125 for future response costs plus a graduated percentage of the cleanup costs for the site if those costs are in excess of $10,000 but less than $40,000. United Industrial’s liability for future response costs under the consent decree is capped at $1,780 in addition to the $125 that United Industrial has already paid. In connection with the RI/FS, United Industrial has retained and is paying for an environmental consultant. The Remedial Investigation was submitted to ADEQ for approval on March 31, 2004 and was approved by ADEQ on August 9, 2004. In March 2005, ADEQ issued its Proposed Remedial Objectives Report for public comment. ADEQ received no substantive comments regarding the report, and in May 2005, ADEQ issued its final Remedial Objectives Report. United Industrial is required to submit to ADEQ a Feasibility Study and Proposed Remedies to meet ADEQ’s May 2005 Remedial Objectives.  Management believes it can reach closure with ADEQ on all RI/FS issues on an acceptable basis to United Industrial following approval of the Feasibility Study. No assurances can be given, however, as to the timing of the approval of a Feasibility Study or the actual extent to which United Industrial may be determined to have further liability, if at all. Management believes it is appropriately accrued for this matter.

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

PERFORMANCE GUARANTIES

In connection with certain contracts, United Industrial’s operating subsidiaries have committed to certain performance guaranties existing at December 31, 2006. The ability to perform under these guaranties may, in part, be dependent on the performance of other parties, including partners and subcontractors. If United Industrial’s operating subsidiaries are unable to meet these performance obligations, the performance guaranties could have a material adverse effect on profit margins and the company’s results of operations, liquidity or financial position. United Industrial’s operating subsidiaries monitor the progress of their partners and subcontractors, and United Industrial and its operating subsidiaries do not believe that the performance of these partners and subcontractors will adversely affect these contracts. No assurances can be given, however, as to the liability of United Industrial’s operating subsidiaries if partners or subcontractors are unable to perform their obligations.

LABOR AND MATERIALS BOND CLAIM

In connection with the discontinued transportation operation, AAI owns 35% of ETI and Skoda, a Czech company, owns the remaining 65% of ETI. One of ETI’s contracts involved the design and manufacture of 273 electric trolley buses for the San Francisco Municipal Railway (“MUNI”). In executing its contract with MUNI, ETI entered into subcontracts with AAI, certain Skoda operating affiliates and others.

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

Note 18. Acquisitions

Symtx

On November 28, 2006, AAI acquired Symtx, Inc. (“Symtx”), a leading producer of automated test equipment. Symtx brings AAI additional customers and distribution channels for supplying test equipment and support services to DoD prime contractors. Symtx also provides the company with new market opportunities as a major supplier of satellite test equipment to major military satellite manufacturers. The purchase price was $34,300 in cash with the potential for an additional payment of up to $5,000 based upon the achievement of certain financial targets in 2007. $3,500 of the purchase price was deposited in escrow to secure indemnification obligations of Symtx’ security holders in the eighteen month period following closing. In addition, approximately $1,020 of the purchase price was deposited in escrow to secure certain supplemental indemnification obligations. The operating results of Symtx have been included in the consolidated financial statements of the company since November 28, 2006.

The purchase price has been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded to goodwill. The goodwill is not deductible for U.S. tax purposes. The company is in the process of obtaining valuations of certain assets acquired as well as performing an assessment of the acquired contracts; thus the preliminary allocation of the purchase price may change. The acquired intangibles, all of which are being amortized, have an estimated useful life of approximately seven years. Aggregate amortization expense was $170 for the year ended December 31, 2006. Estimated amortization expense for the next five years is $2,040 in each of the years 2007 through 2011. This acquisition, even when aggregated with the other 2006 acquisitions, is not considered to be material, therefore pro-forma information is not presented.

At November 28, 2006
Cash and equivalents	$627
Current assets	13,613
Property and equipment	293
Intangible assets	14,225
Goodwill	26,317
Total assets acquired	55,075
Current liabilities	14,591
Long-term liabilities	4,979
Total liabilities assumed	19,570
Net assets acquired	$35,505

McTurbine

On November 14, 2006, AAI Services Corporation, a wholly owned subsidiary of AAI, acquired Texas-based McTurbine Inc. (“McTurbine”), for a cash purchase price of $31,000 (exclusive of acquisition expenses). $3,100 of the purchase price was deposited in escrow for a period of eighteen months to fulfill indemnification obligations. As an aerospace industry leader in the maintenance, repair, and overhaul of military helicopter engines, McTurbine enhances the company’s support services business and broadens its diversified services to U.S. military depots. The operating results of McTurbine have been included in the consolidated financial statements of the company since November 14, 2006.

The purchase price has been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded to goodwill. A Section 338(h)(10) election will be made and therefore, goodwill is deductible for U.S. tax purposes. The company is in the process of obtaining valuations of certain assets acquired as well as performing its own assessment of the acquired contracts; thus the preliminary allocation of the purchase price may change. The acquired intangibles are being amortized over an estimated useful life of approximately seven years. Aggregate amortization expense was $139 for the year ended December 31, 2006. Estimated amortization expense for the next five years is $834 in each of the years 2007 through 2011. This acquisition, even when aggregated with the other 2006 acquisitions, is not considered to be material, therefore pro-forma information is not presented.

At November 14, 2006
Cash and equivalents	$107
Current assets	13,650
Property and equipment	1,348
Intangible assets	5,836
Goodwill	17,509
Total assets acquired	38,450
Current liabilities	5,202
Long-term liabilities	499
Total liabilities assumed	5,701
Net assets acquired	$32,749

Aerosonde

On June 19, 2006, the company acquired Aerosonde in stock purchase transactions for an aggregate purchase price of $6,338 (exclusive of acquisition expenses), net of cash acquired, with additional consideration payable upon the achievement of certain milestones. One of these milestones was achieved and resulted in a $500 payment by the company in 2007.   Aerosonde Pty is a Victoria, Australia-based manufacturer and developer of unmanned aerial vehicle (UAV) systems with civil and military customers in Australia, Asia, and North America. Aerosonde North America operates the Aerosonde UAV in support of R&D and weather forecasting requirements of U.S.-based customers, including the U.S. Air force, the National Oceanic and Atmospheric Administration, and NASA. This strategically fits with expanding the company’s unmanned aircraft systems capabilities to meet the growing and diversified requirements of military, homeland security, and civilian markets. The operating results of Aerosonde have been included in the consolidated financial statements of the company since June 19, 2006. The purchase price for the stock of Aerosonde has been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill. The goodwill related to Aerosonde Pty is not expected to be a tax deductible expense in Australia, but it is expected to be a tax deductible expense for U.S. earnings and profits purposes. The goodwill related to Aerosonde North America is not deductible for U.S. tax purposes. The estimates related to the acquired assets and liabilities, specifically the completion of the identification and evaluation of intangible assets acquired, were finalized during February 2007. The acquired intangibles, all of which are being amortized, related primarily to contract related intangibles and have an estimated useful life of approximately seven years. Aggregate amortization expense was $154 for the year ended December 31, 2006. Estimated amortization expense for the next five years is $558 in each of the years 2007 through 2011. This acquisition, even when aggregated with the other 2006 acquisitions, is not considered to be material, therefore pro-forma information is not presented.

At June 19, 2006
Cash and equivalents	$80
Current assets	864
Property and equipment	179
Intangible assets	3,900
Goodwill	3,199
Total assets acquired	8,222
Current liabilities	733
Long-term liabilities	358
Total liabilities assumed	1,091
Net assets acquired	$7,131

ESL Defence Limited

On April 4, 2005, the company acquired ESL Defence Limited, an EW company based in the United Kingdom. The net purchase price was $10,363 (exclusive of acquisition expenses). The operating results of ESL have been included in the consolidated financial statements of the company since April 4, 2005. The purchase price of this business has been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill. The estimates related to the acquired assets and liabilities, specifically the completion of the identification and valuation of intangible assets acquired, were finalized during December 2005. The following table summarizes the fair value of the assets and liabilities assumed at April 4, 2005.

At April 4, 2005
Cash and equivalents	$479
Current assets	1,546
Property and equipment	384
Intangible assets	5,437
Goodwill	3,831
Total assets acquired	11,677
Current liabilities	1,314
Total liabilities assumed	1,314
Net assets acquired	$10,363

The acquired intangible assets, all of which are being amortized and relate primarily to contract related intangibles, have an estimated weighted average useful life of approximately seven years. The goodwill is not expected to be a tax deductible expense in the United Kingdom, but is expected to be a tax deductible expense for U.S. Earnings and Profits purposes. Aggregate amortization expense for amortizing intangible assets was $1,375 and $624, respectively at December 31, 2006 and 2005.  Estimated amortization expense for the next five years is $800 in each of the years 2007 through 2011.

Note 19. Discontinued Operations

Discontinued Energy Operation

Sale of Energy Segment

On November 21, 2006, United Industrial, Detroit Stoker, and Bram Acquisition Corp. (“Merger Sub”), a newly formed Michigan corporation and wholly owned subsidiary of DSC Services Inc., a newly formed corporation affiliated with a private investment group (“Merger Parent”) entered into an agreement and plan of merger (the “Merger Agreement”). On December 29, 2006, Merger Sub merged with and into Detroit Stoker, with Detroit Stoker surviving as a wholly owned subsidiary of Merger Parent.

The aggregate merger consideration consisted of $22,200, subject to adjustment, of which $17,200 was paid in cash at closing, and by Merger Parent issuing a $5,000 promissory note at closing payable to United Industrial, which is guaranteed, in part, by a principal of the affiliated private investment group. The transaction resulted in an $8,390 gain net of tax for United Industrial. Under terms of the Merger Agreement and by operation of law, Detroit Stoker retained all of its assets, including cash of $20,675 subject to reduction for amounts due the company at closing, and all liabilities, including asbestos related liabilities, except for certain pension assets and liabilities related to retired non-union employees. Accordingly, United Industrial included in the gain on the merger the elimination of the asbestos-related liabilities (net of insurance receivables) in the amount of $11,265.

The promissory note is due 6 years after issuance, with principal payable in equal quarterly installments, commencing June 30, 2007, with the outstanding principal and interest due and owing on the maturity date. The promissory note bears interest at a per annum rate equal to the prime rate announced from time to time by SunTrust Bank plus one percent (1%) and payable quarterly in arrears commencing June 30, 2007. The promissory note is subject to acceleration upon the occurrence of certain events, including, without limitation, a sale of Detroit Stoker other than as permitted in the Merger Agreement or the failure of Merger Parent to make timely deposits into the escrow account in accordance with the Merger Agreement. In the event that the Fairness In Asbestos Injury Resolution Act of 2005 (FAIR Act) (or similar federal legislation) is enacted within three years following the closing and the aggregate amount of Merger Parent’s and Detroit Stoker’s funding obligations thereunder is less than $5,000, the merger consideration is subject to increase by up to an additional $5,000 (less fees and expenses of up to $100 and the actual amount of Detroit Stoker’s funding obligation to the FAIR Act National Trust). The increased merger consideration would be payable in cash or by an increase in the principal amount of the promissory note and result in additional gain on the merger.

Pursuant to the Merger Agreement, Merger Parent and Detroit Stoker agreed to indemnify United Industrial for, among other things, any asbestos-related litigation liabilities, including without limitation any asbestos liabilities arising from Detroit Stoker’s operation as a division of United Industrial and United Industrial’s status as predecessor-in-interest to Detroit Stoker. To secure these indemnity obligations, Merger Parent established an escrow account for the sole benefit of United Industrial in an initial amount of $3,000. Merger Parent and Detroit Stoker are required to make additional infusions to fund the escrow account on a quarterly basis in an amount equal to the greater of (A) 40% of Detroit Stoker’s available cash flow for such calendar quarter and (B) $125, for a period not to exceed ten years up to a maximum amount of $20,000. Following the fifth anniversary of the closing, if a qualified third party expert in evaluating asbestos liabilities determines that the aggregate amount of the asbestos-related liability of Detroit Stoker is less than the amount then on deposit in the escrow account, the amount of such difference (minus any unresolved indemnity claims) will be released to Merger Parent and thereafter neither Merger Parent nor Detroit Stoker will have any further obligation to fund the escrow account, unless it is subsequently determined that the funds on deposit in the escrow account are less than the aggregate asbestos-related liability of Detroit Stoker. If the FAIR Act (or similar federal legislation) is enacted (i) within three years following the closing and Merger Parent’s and Detroit Stoker’s aggregate funding obligations thereunder are more than $5,000 or (ii) between three and ten years following the closing, and in either case Merger Parent’s and Detroit Stoker ‘s aggregate funding obligations are less than the amount then on deposit in the escrow account, the amount of such difference (minus any unresolved indemnity claims) will be released to Merger Parent and the remaining balance will be held in escrow until Detroit Stoker is required to satisfy its trust funding obligations under the FAIR Act. The enforcement of the indemnity, the collection of the promissory note, and payments made to United Industrial by Merger Parent and/or Detroit Stoker may be subject to challenge by creditors in the event of the bankruptcy of Merger Parent or Detroit Stoker.

Prior to the sale, Detroit Stoker was reported as the energy segment and was part of continuing operations. The historical operating results of Detroit Stoker are now reported in discontinued operations. The results of operations, and the financial position, of the discontinued energy operation have been reported in the accompanying consolidated statement of operations and cash flows for the year ending, and the Consolidated Balance Sheet at December 31, 2005, respectively.

Summary results of the discontinued energy operation, which have been reported separately as (loss) income from discontinued operations in the accompanying Consolidated Statements of Operations, were as follows:

	Year Ended December 31,
	2006	2005	2004
Net sales	$42,299	$36,966	$30,023
Operating costs and expenses	31,078	31,624	29,643
Operating income	11,221	5,342	380
Other income and expenses	915	366	208
Income before income taxes	12,136	5,708	588
Provision for income taxes	(4,350)	(1,318)	(2,794)
Net income	$7,786	$4,390	$(2,206)

The following table provides the sources and uses of net cash flows for the discontinued energy operation, which are aggregated and reported separately as net cash used in operating activities by discontinued operations in the accompanying Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2006	2005	2004
Net income	$7,786	$4,390	$(2,206)
Changes in operating assets and liabilities	(1,431)	1,811	4,739
Net cash provided by operating activities by discontinued energy operation	6,355	6,201	2,533
Net cash used in investing activities by discontinued energy operation, purchase of property and equipment	(43)	(119)	(260)
Net increase in cash and cash equivalents by discontinued energy operation	$6,312	$6,082	$2,273

There were no cash flows from financing activities by the discontinued energy operation in the years ended December 31, 2006, 2005 and 2004.

Assets and liabilities of the discontinued energy operation, which have been reported and summarized in the accompanying Consolidated Balance Sheet as Assets and Liabilities held for sale at December 31, 2005, were as follows:

December 31, 2005
Current Assets:
Cash	$14,363
Accounts receivable	4,485
Inventories	2,417
Prepaid expenses and other current assets	763
Deferred income taxes	7,071
Insurance receivable asbestos litigation	20,186
Other	13
Property and equipment, net	1,615
$50,913
Current Liabilities:
Accounts payable	$1,766
Accrued employee compensation and taxes	1,191
Other current liabilities	2,152
Reserve for asbestos litigation	31,450
Post-retirement benefit obligation, other than pension	5,438
Minimum pension liability	3,384
$45,381

Discontinued Transportation Operation

In December 2001, the company’s Board of Directors decided to discontinue the transportation business. Further, the company ceased to accept new transportation business at that time. It was decided that AAI would sell all or part of the transportation business and “runoff” the operations for any remaining contractual obligations. As of December 31, 2006, the company’s discontinued transportation operation consists primarily of its investment in ETI. AAI owns a 35% interest in ETI, with the remaining 65% owned by Skoda. As of April 22, 2006, AAI’s guarantee of certain of ETI’s obligations regarding the last remaining active production contract expired, thereby concluding AAI’s commitment to ETI.

The company has determined that ETI is a variable interest entity, for which the company is the primary beneficiary, in accordance with the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51  (“FIN 46R”), which became effective for years beginning after December 31, 2002. The financial statements for ETI have been consolidated for all years presented. Prior to the filing of the company’s Annual Report on Form 10-K for the year ended December 31, 2005, the company accounted for its investment in ETI under the equity method. The company accounts for its remaining transportation operation as a discontinued operation, including the consolidation of ETI as a variable interest entity.

Summary results of the discontinued transportation operation, which have been reported separately as (loss) income from discontinued operations in the accompanying Consolidated Statements of Operations, were as follows:

	Year Ended December 31,
	2006	2005	2004
Sales	$1,739	$1,189	$15,441
Cost of sales	(783)	2,729	(12,441)
General and administrative expenses	(4,151)	(2,931)	(1,885)
Other expense	(71)	(65)	(41)
(Loss) income before income taxes	(3,266)	922	1,074
Benefit (provision for) from income taxes	1,143	(323)	(376)
Income (loss) from discontinued transportation operation, net of income taxes	$(2,123)	$599	$698

The following table provides the sources and uses of net cash flows for the discontinued transportation operation, which are aggregated and reported separately as net cash used in discontinued operations in the accompanying Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2006	2005	2004
Net (loss) income	$(2,123)	$599	$698
Changes in operating assets and liabilities	(1,006)	(6,087)	3,015
Deferred income taxes	264	1,925	(8,466)
Net cash used in operating activities from discontinued transportation operation	$(2,865)	$(3,563)	$(4,753)

There were no financing or investing activities in the years ended December 31, 2006, 2005, or 2004.

Assets and liabilities of the discontinued transportation operation, which have been reported and summarized in the accompanying Consolidated Balance Sheets as Assets and Liabilities of discontinued operations, respectively, were as follows:

	December 31,
	2006	2005
Current Assets:
Cash	$387	$606
Accounts receivable	206	103
Prepaid expenses and other current assets	98	150
Deferred income taxes	11,305	11,569
	$11,996	$12,428
Current Liabilities:
Accounts payable	61	256
Accrued employee compensation and taxes	150	159
Other current liabilities	11,779	11,270
Accrual for contract losses	123	1,602
	$12,113	$13,287

Note 20. Investments in Unconsolidated Investees

Pioneer UAV, Inc.

The company owns 50% of Pioneer UAV, Inc. The company’s investment was $2,100, $1,812 and $1,616 at December 31, 2006, 2005 and 2004, respectively. The company had no outstanding advances due from the investee at December 31, 2006, 2005 or 2004. The company’s share of the venture’s profits using the equity method of accounting applicable to minority shareholders was $288, $196 and $97 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 21. Impairment of Long-Lived Assets

During the fourth quarter of 2005, the company recorded a pretax impairment charge of $273, ($177 after tax) to write-off the remaining cost of certain assets related to the commercial firefighting training facility which AAI then owned and operated in Kenai, Alaska. During the fourth quarter of 2004, the company recorded a pretax impairment charge of approximately $861 ($560 after tax) to write down the cost of certain assets related to this facility. The company evaluated the carrying value of the assets related to the facility by analyzing the estimated cash flows that those assets were expected to generate in the future. In 2005, the company determined that the assets should be written off. Accordingly, an impairment charge was recorded to write-off the remaining carrying value of those assets. Fair value was estimated based on discounted future cash flows. The assets of the firefighting training facility were subsequently sold in the fourth quarter of 2006 for $250.

Note 22. Supplemental Guarantor Information

In September 2004, United Industrial issued and sold $120,000 aggregate principal amount of 3.75% Convertible Senior Notes, which are fully and unconditionally guaranteed by AAI. The following condensed consolidating financial information sets forth supplemental information for United Industrial, the parent company, AAI, the guarantor subsidiary, and Detroit Stoker, the non-guarantor subsidiary (prior to its sale), as of December 31, 2006 and 2005, and for each of the three years ended December 31, 2006, 2005 and 2004.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Condensed Consolidating Balance Sheets
As of December 31, 2006

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$40,068	$(910)	$—	$—	$39,158
Note receivable current	833	—	—	—	833
Accounts receivable, net	1,715	69,706	—	82	71,503
Inventories	—	73,700	—	—	73,700
Other current assets	4,479	5,623	—	—	10,102
Assets of discontinued operations	—	11,996	—	—	11,996
Total current assets	47,095	160,115	—	82	207,292
Property and equipment, net	—	47,042	—	—	47,042
Other assets	19,893	107,502	—	(23,089)	104,306
Intercompany receivables	—	—	—	—	—
Investment in consolidated subsidiaries	160,676	—	—	(160,676)	—
	$227,664	$314,659	$—	$(183,683)	$358,640
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,896	$—-	$—	$2,896
Other current liabilities	9,884	135,739	—	(40,040)	105,583
Liabilities of discontinued operations	—	12,113	—	—	12,113
Total current liabilities	9,884	150,748		(40,040)	120,592
Long-term debt	120,000	30	—	—	120,030
Reserve for asbestos litigation	—	—	—	—	—
Other long-term liabilities	7,855	69,953	—	(23,089)	54,719
Intercompany (receivables) payables	14,382	(54,529)	—	40,147	—
Shareholders’ equity (deficit)	75,543	148,457	—	(160,701)	63,299
	$227,664	$314,659	$—	$(183,683)	$358,640

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Condensed Consolidating Balance Sheets
As of December 31, 2005

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$54,365	$8,768	$—	$—	$63,133
Marketable equity securities	11,617	—	—	—	11,617
Deposits and restricted cash	—	4,810	—	—	4,810
Accounts receivable, net	311	60,381	—	(508)	60,184
Inventories	—	25,801	—	—	25,801
Other current assets	1,151	7,330	—	—	8,481
Assets of discontinued operations	—	12,428	50,913	—	63,341
Total current assets	67,444	119,518	50,913	(508)	237,367
Property and equipment, net	—	43,128	—	—	43,128
Other assets	9,309	34,951	(6,860)	(13,494)	23,906
Intercompany receivables	—	—	508	(508)	—
Investment in consolidated subsidiaries	118,968	—	—	(118,968)	—
	$195,721	$197,597	$44,561	$(133,478)	$304,401
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$964	$—	$—	$964
Other current liabilities	5,020	72,582	—	(19,487)	58,115
Liabilities of discontinued operations	—	13,287	45,381	—	58,668
Total current liabilities	5,020	86,833	45,381	(19,487)	117,747
Long-term debt	120,000	723	—	—	120,723
Other long-term liabilities	3,260	52,305	848	(16,004)	40,409
Intercompany (receivables) payables	41,617	(62,622)	—	21,005	—
Shareholders’ equity (deficit)	25,824	120,358	(1,668)	(118,992)	25,522
	$195,721	$197,597	$44,561	$(133,478)	$304,401

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED
Condensed Consolidating Statements of Operations
Year Ended December 31, 2006

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
Net sales	$—	$564,038	$—	$—	$564,038
Operating costs and expenses	2,570	508,887		—	511,457
Operating (loss) income	(2,570)	55,151	—	—	52,581
Non-operating income and (expense):
Interest income	3,057	1,282	—	—	4,339
Interest expense	(5,445)	(353)	—	—	(5,798)
Intercompany interest (expense) income	43	—	—	(43)	—
Other income, net	203	478	—	—	681
	(2,142)	1,407		(43)	(778)
(Loss) income from continuing operations before income taxes	(4,712)	56,558	—	(43)	51,803
Benefit from (provision for) income taxes	1,101	(19,784)	—	—	(18, 683)
(Loss) income from continuing operations	(3,611)	36,774	—	(43)	33,120
Gain on sale of discontinued operations	8,390	—	—	—	8,390
(Loss) income from discontinued operations, net of income taxes	—	(2,123)	7,743	43	5,663
Income from investment in subsidiaries	42,394	—	—	(42,394)	—
Net income	$47,173	$34,651	$7,743	$(42,394)	$47,173

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED
Condensed Consolidating Statements of Operations
Year Ended December 31, 2005

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
Net sales	$—	$480,187	$—	$—	$480,187
Operating costs and expenses	40	428,820		—	428,860
Operating (loss) income	(40)	51,367	—	—	51,327
Non-operating income and (expense):
Interest income	2,507	704	—	—	3,211
Interest expense	(5,849)	(234)	—	—	(6,083)
Intercompany interest (expense) income	13	—	—	(13)	—
Other income, net	290	7,445		—	7,735
	(3,039)	7,915	—	(13)	4,863
(Loss) income from continuing operations before income taxes	(3,079)	59,282	—	(13)	56,190
Benefit from (provision for) income taxes	1,446	(21,667)	—	—	(20,221)
Income (loss) from continuing operations	(1,633)	37,615	—	(13)	35,969
Income from discontinued operations, net of income taxes	—	599	4,377	13	4,989
Income from investment in subsidiaries	42,591	—	—	(42,591)	—
Net income	$40,958	$38,214	$4,377	$(42,591)	$40,958

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED
Condensed Consolidating Statements of Operations
Year Ended December 31, 2004

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
Net sales	$—	$355,061	$—	$—	$355,061
Operating costs and expenses	196	314,411		—	314,607
Operating (loss) income	(196)	40,650	—	—	40,454
Non-operating income and (expense):
Interest income	512	240	—	—	752
Interest expense	(1,624)	(153)	—	—	(1,777)
Intercompany interest (expense) income	(311)	357	—	(46)	—
Other (expense) income, net	(223)	108		—	(115)
	(1,646)	552	—	(46)	(1,140)
(Loss) income from continuing operations before income taxes	(1,842)	41,202	—	(46)	39,314
Benefit from (provision for) income taxes	3,782	(14,788)	—	—	(11,006)
Income (loss) from continuing operations	1,940	26,414	—	(46)	28,308
Income (loss) from discontinued operations, net of income taxes	—	698	(2,252)	46	(1,508)
Income from investment in subsidiaries	24,860	—	—	(24,860)	—
Net income (loss)	$26,800	$27,112	$(2,252)	$(24,860)	$26,800

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2006

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
OPERATING ACTIVITIES:
Net cash (used in) provided by continuing operations	$(11,167)	$77,513	$(20,675)	$—	$45,671
Deferred income tax provision, discontinued operations	7,620	—	—	—	7,620
Net cash (used in) provided by operating activities from discontinued operations	—	(2,865)	6,355	—	3,490
Net cash (used in) provided by operating activities	(3,547)	74,648	(14,320)	—	56,781
INVESTING ACTIVITIES:
Purchase of property and equipment	—	(13,250)	—	—	(13,250)
Business acquisitions net of cash acquired	—	(74,571)	—	—	(74,571)
Net cash used in investing activities	—	(87,821)	—	—	(87,821)
Net cash outflow from sale of business	(4,709)	—	—	—	(4,709)
Net cash used in investing activities from discontinued operations	—	—	(43)	—	(43)
Net cash used in investing activities	(4,709)	(87,821)	(43)	—	(92,573)
FINANCING ACTIVITIES:
Repayment of long-term debt	—	(1,315)	—	—	(1,315)
Proceeds from exercise of stock options	2,534	—	—	—	2,534
Excess benefit from stock-based compensation	1,248	—	—	—	1,248
Dividends paid	(4,549)	—	—	—	(4,549)
Purchase of treasury shares	(5,274)	—	—	—	(5,274)
Decrease in restricted cash and cash equivalents	—	4,810	—	—	4,810
Net cash (used in) provided by financing activities	(6,041)	3,495	—	—	(2,546)
Increase in cash and cash equivalents	(14,297)	(9,678)	(14,363)	—	(38,338)
Cash and cash equivalents at beginning of year	54,365	8,768	14,363	—	77,496
Cash and cash equivalents at end of year	$40,068	$(910)	$—	$—	$39,158

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2005

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
OPERATING ACTIVITIES:
Net cash (used in) provided by continuing operations	$(18,510)	$68,081	$—	$—	$49,571
Net cash (used in) provided by operating activities from discontinued operations	—	(3,563)	6,201	—	2,638
Net cash (used in) provided by operating activities	(18,510)	64,518	6,201	—	52,209
INVESTING ACTIVITIES:
Purchase of property and equipment	—	(25,239)	—	—	(25,239)
Proceeds from available-for-sale securities	124,626	—	—	—	124,626
Investment in marketable securities	(12,596)	—	—	—	(12,596)
Business acquisitions, net of cash acquired	—	(9,883)	—	—	(9,883)
Proceeds from sale of property	—	7,555	—	—	7,555
Net cash provided by (used in) investing activities by continuing operations	112,030	(27,567)	—	—	84,463
Net cash used in investing activities by discontinued operations	—	—	(119)	—	(119)
Net cash provided by (used in) investing activities	112,030	(27,567)	(119)	—	84,344
FINANCING ACTIVITIES:
Repayment of collateral received from security lending transaction	(124,619)	—	—	—	(124,619)
Proceeds from exercise of stock options	1,812	—	—	—	1,812
Repayment of long-term debt	—	(1,271)	—	—	(1,271)
Purchases of treasury shares	(39,960)	—	—	—	(39,960)
Dividends paid	(4,733)	—	—	—	(4,733)
Decrease in deposits and restricted cash	25,000	4,035	—	—	29,035
Intercompany activities	103,216	(103,216)	—	—	—
Net cash (used in) financing activities	(39,284)	(100,452)	—	—	(139,736)
Increase(decrease) in cash and cash equivalents	54,236	(63,501)	6,082	—	(3,183)
Cash and cash equivalents at beginning of year	129	72,269	8,281	—	80,679
Cash and cash equivalents at end of year	$54,365	$8,768	$14,363	$—	$77,496

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2004

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
OPERATING ACTIVITIES:
Net cash (used in) provided by continuing operations	$(1,046)	$23,776	$—	$—	$22,730
Net cash (used in) provided by operating activities from discontinued operations	—	(4,753)	2,533	—	(2,220)
Net cash (used in) provided by operating activities	(1,046)	19,023	2,533	—	20,510
INVESTING ACTIVITIES:
Purchase of property and equipment	—	(9,368)	—	—	(9,368)
Purchase of available-for-sale securities	(124,619)	—	—	—	(124,619)
Cash advance received on pending property sale	—	150	—	—	150
Net cash used in investing activities by continuing operations	(124,619)	(9,218)	—	—	(133,837)
Net cash used in investing activities by discontinued operations	—	—	(260)	—	(260)
Net cash (used in) investing activities	(124,619)	(9,218)	(260)	—	(134,097)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net	120,000	—	—	—	120,000
Cash received in securities lending transaction	124,619	—	—	—	124,619
Debt issuance fees paid	(4,376)	—	—	—	(4,376)
Proceeds from exercise of stock options	4,580	—	—	—	4,580
Repayment of long-term debt	—	(915)	—	—	(915)
Purchases of treasury shares	(34,842)	—	—	—	(34,842)
Dividends paid	(5,093)	—	—	—	(5,093)
Increase in deposits and restricted cash	(25,000)	(8,845)	—	—	(33,845)
Intercompany activities	(54,742)	54,742	—	—	—
Net cash (used in) provided by financing activities	125,146	44,982	—	—	170,128
(Decrease) increase in cash and cash equivalents	(519)	54,787	2,273	—	56,541
Cash and cash equivalents at beginning of year	648	17,482	6,008	—	24,138
Cash and cash equivalents at end of year	$129	$72,269	$8,281	$—	$80,679

Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements

To the Board of Directors and Shareholders

United Industrial Corporation:

We have audited the accompanying Consolidated Balance Sheets of United Industrial Corporation (a Delaware corporation) and subsidiaries as of December 31, 2006 and 2005, and the related Consolidated Statements of Operations and Cash Flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Industrial Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note 12 to the consolidated financial statements, effective December 31, 2006, the company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB No. 87, 88, 106 and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Industrial Corporation’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

March 16, 2007

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communication to the company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company is in compliance with Rule 13a-15(e) of the Exchange Act.

The certifications of the company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2006 the company’s Chief Executive Officer certified to the New York Stock Exchange (NYSE) that he was not aware of any violation by the company of the NYSE’s corporate governance listing standards.

Management’s Report on Internal Control Over Financial Reporting

The management of United Industrial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the company’s principal executive and financial officers and effected by the Board of Directors, management and other personnel to provide reasonable assurance to the company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.

The company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the company’s transactions and dispositions of its assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles and that the company’s receipts and expenditures are being made only in accordance with authorization of management and the Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material adverse effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s management evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this evaluation, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its evaluation the company’s management believes that, as of December 31, 2006, the company’s internal control over financial reporting is effective based on those criteria.

The company acquired McTurbine Inc., and Symtx, Inc. (the acquired businesses) during November 2006, and management excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, the acquired businesses’ internal control over financial reporting associated with total assets of $91.7 million and total revenues of $7.3 million included in the company’s consolidated financial statements as of and for the year ended December 31, 2006.

KPMG LLP has issued an audit report on our assessment and on the effectiveness of the company’s internal control over financial reporting. The KPMG report immediately follows this report.

Report of Independent Registered Public Accounting Firm—Internal Control over Financial Reporting

The Board of Directors and Shareholders

United Industrial Corporation:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that United Industrial Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The company acquired Symtx, Inc. and McTurbine Inc. (the “acquired businesses”) during 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting associated with total assets of $91.7 million and total revenue of $7.3 million included in the Company’s consolidated financial statement as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the acquired businesses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of the Company as of December 31, 2006 and 2005, and the related Consolidated Statements of Operations and Cash Flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia

March 16, 2007

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no family relationships among any of the executive officers or directors of United Industrial. Executive officers of United Industrial are elected by the Board of Directors on an annual basis and serve at the discretion of the Board.

Reference is made to the information to be set forth in the sections entitled “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance” in the definitive proxy statement involving the election of directors in connection with the 2007 Annual Meeting of Shareholders of United Industrial Corporation (the “Proxy Statement”), which sections are incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. In addition, the information set forth under “Executive Officers of the Registrant” in Part I of this report is incorporated herein by reference. There have been no changes to the procedures by which shareholders may recommend nominees to the company’s Board of Directors since the company’s last disclosure of such procedures, which appeared in the company’s definitive proxy statement in connection its 2006 and Annual Meeting of shareholders.

ITEM 11.         EXECUTIVE COMPENSATION

Reference is made to the information to be set forth in the sections entitled “Executive Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which sections (other than the Compensation Committee Report and Audit Committee Report) are incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the company are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of December 31, 2006:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,019,582	$28.04	762,330
Equity compensation plans not approved by security holders	—	—	—
Total	1,019,582	$28.04	762,330

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the information to be set forth in the sections entitled “Election of Directors” and “Transactions with Related Persons, Promoters and Certain Control Persons” in the Proxy Statement, which section (other than the Compensation Committee Report and Audit Committee Report) is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information to be set forth in the section entitled “Ratification of Appointment of Auditors” in the Proxy Statement, which section is incorporated herein by reference

PART IV

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

10.1	*	United Industrial Corporation 1994 Stock Option Plan, as amended. (3)
10.2	*	United Industrial Corporation 1996 Stock Option Plan for Non-employee Directors, as amended. (4)
10.3	*	United Industrial Corporation 2004 Stock Option Plan.(4)
10.4	*	United Industrial Corporation 2006 Long-Term Incentive Plan. (23)
10.5	*	Form of Stock Option Agreement for Non Employee Directors. (23)
10.6	*	Form of Incentive Stock Option Agreement. (23)
10.7	*	United Industrial Corporation 2006 Long-Term Incentive Plan. (23)
10.8	*	Form of Incentive Stock Option Agreement. (29)
10.9	*	Employment Agreement, dated March 3, 2000, between United Industrial Corporation and James H. Perry. (16)
10.10	*	Success Bonus Agreement, dated April 10, 2002, between United Industrial Corporation and James H. Perry. (17)
10.11	*	Amendment to Employment Agreement, dated January 2, 2003, between United Industrial Corporation and James H. Perry. (9)
10.12	*	Employment Agreement, dated August 17, 2004, between the United Industrial Corporation and Jonathan A. Greenberg. (18)
10.13	*	Employment Agreement, dated March 14, 2005, between the company and Stuart F. Gray. (22)
10.14	*	Employment Agreement, dated August 16, 2006, between the company and Frederick M. Strader. (24)
10.15	*	Employment Agreement, dated March 2, 2004, between the company and John Michitsch**
10.16	*	Employment Agreement, dated December 30, 2004, between the company and Michael Boden**
10.17	*	United Industrial Corporation Management Incentive Plan, dated as of January 1, 2006. (22)
10.18	*	United Industrial Corporation Management Incentive Plan, dated as of January 1, 2007. (29)
10.19		Master Agreement, dated as of March 27, 2002, between ALSTOM Transportation Inc. and AAI Corporation. (7)

10.20		Amendment to Master Agreement, dated as of July 26, 2002, between ALSTOM Transportation Inc. and AAI Corporation. (19)
10.21		Share Sale Agreement, dated April 1, 2005, by and among AAI Corporation, BAE Systems Avionics, John T. Burrows, Victor J. McMullan and Joanna Fowler.(20)
10.22

Revolving Credit Agreement, dated as of July 18, 2005, among AAI Corporation (as Borrower), United Industrial Corporation (as Parent), the Lenders from time to time Party thereto, Key Bank Nation Association and PNC Bank, National Association, Citibank, N.A., and Sun Trust Bank. (21)

10.23	*	Pledge Agreement, dated July 18, 2005, by AAI Corporation and certain subsidiaries, in favor of Sun Trust Bank for the benefit of the Lenders. (21)
10.24	*	Parent Guaranty Agreement, dated July 18, 2005, by United Industrial Corporation in favor of Sun Trust Bank for the benefit of the Lenders. (21)
10.25	*	Parent Pledge Agreement, dated as of July 18, 2005, by United Industrial corporation in favor of sun Trust Bank for the benefit of the Lenders. (21)
10.26	*	Security Agreement dated as of July 18, 2005, by and among United Industrial Corporation, AAI Corporation and certain subsidiaries and Sun Trust Bank, as Administrative Agent. (21)
10.27	*	Subsidiary Guaranty Agreement, dated as of July 18, 2005, by certain subsidiaries of AAI Corporation in favor of Sun Trust Bank for the benefit of the Lenders. (21)
10.28	*	Environmental Indemnity Agreement, dated as of July 18, 2005, among AAI Corporation and certain subsidiaries. (21)
10.29		Stock Purchase Agreement, dated as of November 6, 2006, by and among AAI Services Corporation, M International, Inc., Richard D. McConn and McTurbine Inc. (25)
10.30

Amendment, dated as of November 14, 2006, to Stock Purchase Agreement, dated as of November 6, 2006, by and among AAI Services Corporation, M International, Inc., Richard D. McConn and McTurbine Inc. (26)

10.31		Agreement and Plan of Merger dated as of November 21, 2006 by and between DSC Services Inc., Bram Acquisition Corp., United Industrial Corporation and Detroit Stoker Company. (27)
10.32		Agreement and Plan of Merger dated as of November 28, 2006 by and among Symtx, Inc., AAI Corporation, Symtx Merger Subsidiary, Inc., and Eos Symtx Seller’s Representative, LLC. (28)
21		Subsidiaries of the company. **
23.1		Consent of KPMG LLP. **
31.1		Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the company. **
31.2		Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the company. **
32.1		Section 1350 Certification by the Chief Executive Officer of the company. **
32.2		Section 1350 Certification by the Chief Financial Officer of the company. **

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

(18) Incorporated by reference to the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2004.

(19) Incorporated by reference to the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2002.

(20) Incorporated by reference to the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2005.

(21) Incorporated by reference to the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2005.

(22) Incorporated by reference to the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(23) Incorporated by reference to the company’s Current Report on form 8-K filed with the Securities and Exchange Commission on June 30, 2006.

(24) Incorporated by reference to the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2006.

(25) Incorporated by reference to the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006.

(26) Incorporated by reference to the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2006.

(27) Incorporated by reference to the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2006.

(28) Incorporated by reference to the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2006.

(29) Incorporated by reference to the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2007.

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

Form 10-K—Item 15(a) (1) and (2)

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of United Industrial Corporation and subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets—December 31, 2006 and 2005
Consolidated Statements of Operations— Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows— Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

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

Schedule II - Valuation and Qualifying Accounts
United Industrial Corporation and Subsidiaries
December 31, 2006

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended December 31, 2006:
Deducted from asset account: Allowance for doubtful accounts	$398	$92	—	$235	(a)	$255
Year Ended December 31, 2005:
Deducted from asset account: Allowance for doubtful accounts	$255	$143	—	—		$398
Year Ended December 31, 2004:
Deducted from asset accounts: Allowance for doubtful accounts	$556	$17	—	$318	(b)	$255

(a)           The allowance for doubtful accounts of $235 related to the company’s energy operations. The sale of the energy operations was completed on December 29, 2006.

(b)          Uncollectible accounts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INDUSTRIAL CORPORATION
By:	/s/ Frederick M. Strader
Frederick M. Strader
President and Chief Executive Officer
Date:	March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FREDERICK M. STRADER	March 14, 2007
Frederick M. Strader Director President and Chief Executive Officer (Principal Executive Officer)
/s/ JAMES H. PERRY	March 14, 2007
James H. Perry Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer)
/s/ WARREN G. LICHTENSTEIN	March 14, 2007
Warren G. Lichtenstein Chairman of the Board and Director
/s/ THOMAS A. CORCORAN	March 14, 2007
Thomas A. Corcoran Director
/s/ GLEN KASSAN	March 14, 2007
Glen Kassan Director
/s/ ROBERT MEHMEL	March 14, 2007
Robert Mehmel Director
/s/ RICHARD I. NEAL	March 14, 2007
Richard I. Neal Director

INDEX OF EXHIBITS FILED HEREWITH

Exhibit No.
10.15	Employment Agreement, dated March 2, 2004, between the company and John Michitsch
10.16	Employment Agreement, dated December 30, 2004, between the company and Michael Boden
21	Subsidiaries of the company
23.1	Consent of KPMG LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the company.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the company.
32.1	Section 1350 Certification of the Chief Executive Officer of the company.
32.2	Section 1350 Certification of the Chief Financial Officer of the company.