Form 10-Q
period 2007-03-31
UNITED INDUSTRIAL CORP /DE/
filed 2007-05-09
CIK 101271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,512,579 shares of common stock as of May 2, 2007.

UNITED INDUSTRIAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements

(Dollars in thousands, except share and per share amounts, or unless otherwise noted)

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,797	$39,158
Accounts receivable, net	52,665	71,503
Note receivable	833	833
Inventories	95,058	73,700
Prepaid expenses and other current assets	10,240	10,102
Assets of discontinued operations	12,030	11,996
Total current assets	175,623	207,292
Marketable equity securities	10,991	11,392
Deferred income taxes, net of valuation allowance	4,448	4,073
Note receivable	4,167	4,167
Intangible assets, net	26,450	27,894
Goodwill	51,586	51,314
Other assets	5,207	5,466
Property and equipment, net	46,395	47,042
Total assets	$324,867	$358,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$21	$2,896
Accounts payable	34,232	39,578
Accrued employee compensation and taxes	18,355	17,506
Customer advances	32,936	29,410
Borrowings under revolving credit facility	5,000	—
Post-retirement benefit obligation other than pension	2,118	2,118
Other current liabilities	16,522	16,971
Liabilities of discontinued operations	12,494	12,113
Total current liabilities	121,678	120,592
Long-term debt	120,026	120,030
Post-retirement benefit obligation other than pension	13,873	14,052
Unfunded status of pension liability	38,430	37,830
Other liabilities	3,321	2,837
Total liabilities	297,328	295,341
Shareholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 30,000,000 shares authorized; 10,503,312 and 11,320,095 shares outstanding at March 31, 2007 and December 31, 2006, respectively (net of shares in treasury)	14,374	14,374
Additional capital	87,161	86,471
Retained earnings	90,562	82,337

Treasury stock, at cost; 3,870,836 and 3,054,053 shares at March 31, 2007 and December 31, 2006, respectively	(122,916)	(78,505)
Accumulated other comprehensive loss, net of income tax	(41,642)	(41,378)
Total shareholders’ equity	27,539	63,299
Total liabilities and shareholders’ equity	$324,867	$358,640

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$160,846	$128,701
Operating costs and expenses	144,100	115,296
Operating income	16,746	13,405
Non-operating income and (expense):
Interest income	542	925
Interest expense	(1,443)	(1,383)
Other income (expense), net	77	(585)
	(824)	(1,043)
Income from continuing operations
before income taxes	15,922	12,362
Provision for income taxes	5,897	4,710
Income from continuing operations	10,025	7,652
(Loss) income from discontinued operations, net of income tax benefit (provision) of $447 and $(523) for the three months ended March 31, 2007 and 2006, respectively	(830)	916
Net income	$9,195	$8,568

Basic earnings per share:
Income from continuing operations	$0.90	$0.68
(Loss) income from discontinued operations	(0.07)	0.08
Net income	$0.83	$0.76
Diluted earnings per share:
Income from continuing operations	$0.75	$0.61
(Loss) income from discontinued operations	(0.06)	0.06
Net income	$0.69	$0.67

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,195	$8,568
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income tax benefit (provision)	830	(916)
Amortization of debt issuance costs and deferredfinancing costs	305	309
Depreciation and amortization	3,941	2,767
Stock-based compensation	798	362
Deferred income tax benefit	(308)	(109)
Excess tax benefit from stock-based compensation	(9)	(764)
Other, net	(12)	(5)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	18,838	(3,150)
Increase in inventories	(21,254)	(9,354)
Increase in prepaid expenses and other current assets	(80)	(85)
(Decrease) increase in accounts payable, accruals and other current liabilities	(4,863)	3,824
Increase in customer advances	3,526	2,371
Increase in long-term liabilities	905	2,335
Net cash provided by operating activities from continuing operations	11,812	6,153
Net cash (used in) provided by operating activities from discontinued operations	(483)	1,697
Net cash provided by operating activities	11,329	7,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,192)	(1,453)
Net cash used in investing activities from discontinuedoperations	—	(13)
Net cash used in investing activities	(2,192)	(1,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	5,000	—
Repayment of long-term debt	(2,879)	(321)
Decrease in deposits and restricted cash	—	2,295
Proceeds from exercise of stock options	165	1,222
Excess tax benefit from stock-based compensation	9	764
Dividends paid	(1,100)	(1,127)
Purchase of treasury shares	(44,693)	—
Net cash (used in) provided by financing activities	(43,498)	2,833
(Decrease) increase in cash and cash equivalents	(34,361)	9,217
Cash and cash equivalents at beginning of year	39,158	77,496 (1)
Cash and cash equivalents at end of period	$4,797	$86,713

(1) Includes cash reported in assets held for sale of $14,363 at January 1, 2006.

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts or unless otherwise noted)

Note A—Basis of Presentation and Nature of Operations

United Industrial Corporation (“United Industrial”) designs, produces and supports aerospace and defense systems through its wholly owned subsidiary AAI Corporation, and AAI Corporation’s direct and indirect wholly owned subsidiaries, AAI Services Corporation, Aerosonde Pty Ltd, Aerosonde North America Incorporated (together with Aerosonde Pty Ltd, “Aerosonde”), ESL Defence Limited (“ESL”), McTurbine Inc. (“McTurbine”) and Symtx, Inc. (“Symtx”) (collectively with AAI Corporation, “AAI”).  The company’s high-technology products and services include unmanned aircraft systems, training and simulation systems, automated aerospace test and maintenance equipment, armament systems, aviation ground support equipment, logistical and engineering services, and maintenance, repair and overhaul activities.

The company’s transportation operation and former energy operation are accounted for as discontinued operations. United Industrial divested its energy segment (operated through Detroit Stoker Company) on December 29, 2006 as part of its ongoing strategy to focus the company on its core aerospace and defense business. The historical results of operations of the discontinued energy operation have been reported in the accompanying consolidated statements of operations and cash flows for the three months ended March 31, 2006. (See Notes J and K for additional information.)

The accompanying Consolidated Condensed Financial Statements of the company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

On November 28, 2006, AAI Corporation acquired Symtx.  The operating results of Symtx have been included in the consolidated financial statements of United Industrial since November 28, 2006.  On November 14, 2006, the company acquired McTurbine.  The operating results of McTurbine have been included in the consolidated financial statements of United Industrial since November 14, 2006.  On June 19, 2006, the company acquired Aerosonde.  The operating results of Aerosonde have been included in the consolidated financial statements of the company since June 19, 2006.

The company had two reportable segments, Defense and Energy, prior to the divestiture of Detroit Stoker Company on December 29, 2006.  The company’s President and Chief Executive Officer, the chief operating decision maker, views the company’s aerospace and defense business as a single business segment that addresses a single customer base through the same distribution system. The President and Chief Executive Officer evaluates both consolidated and disaggregated financial information, primarily product line orders, revenues and the operating performance of individual long-term contracts across all product lines, in deciding how to allocate resources and assess performance. The company’s product lines have similar long-term economic characteristics and are similar in relation to the nature of their products and customers. These product lines generally share a single production and distribution process. In addition, the budgeting process is primarily based on the entire company, except for orders and revenue, which are budgeted separately for each product line. Accordingly, as of December 31, 2006, the company operates as a single integrated business and has one operating segment.

The following table summarizes the company’s sales by product line for the three months ended March 31, 2007 and 2006:

	March 31,
	2007	2006
Unmanned Systems	$93,384	$91,590
Services and Logistics	39,102	19,799
Test Systems	21,203	8,929
Training Systems	2,394	3,632
Advanced Programs	4,147	3,957
Other	616	794
	$160,846	$128,701

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

Note B—New Accounting Pronouncement

On February 15, 2007, Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 155 (“SFAS No. 159”), was issued.  SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value.  The company is currently evaluating whether to elect the option provided for in this standard.

Note C—Earnings Per Share

Basic earnings per share for all periods presented was computed by dividing net earnings for the respective period by the weighted average number of shares of the company’s common stock, par value $1.00 per share (“Common Stock”) outstanding during the period.  Diluted earnings per share was computed by dividing net earnings during the period, adjusted to add back the after-tax interest and other charges related to the company’s $120,000 aggregate principal amount of 3.75% Convertible Senior Notes due September 15, 2024 (“3.75% Convertible Senior Notes”), by the weighted average number of shares of Common Stock outstanding during the period, adjusted to add the weighted average number of potential dilutive shares of Common Stock that would have been outstanding upon the assumed exercise of stock options using the treasury stock method and conversion of the 3.75% Convertible Senior Notes into Common Stock.

Options to purchase 69,628 shares of the company’s Common Stock for the three months ended March 31, 2007 and options to purchase 21,727 shares of the company’s Common Stock for the three months ended March 31, 2006 were not included in the computation of diluted earnings per share because their impact would be anti-dilutive.

Basic and diluted earnings per share amounts were computed as follows:

	Three Months Ended March 31,
	2007			2006
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic Earnings Per Share
Income from continuing operations	$10,025	11,093,009	$0.90	$7,652	11,289,402	$0.68

Effect of Dilutive Securities
Stock Options	—	383,956		—	429,694
3.75% Convertible Senior Notes	876	3,058,356		1,310	3,058,356
Diluted Earnings Per Share
Income from continuing operations	$10, 901	14,535,321	$0.75	$8,962	14,777,452	$0.61

Note D—Stock-Based Compensation

Stock-based compensation expense of $798 and $362 for the three months ended March 31, 2007 and 2006, respectively, was recorded in operating costs and expenses included in operating income. Additional compensation cost will be recognized as new options are awarded. As of March 31, 2007, there was $5,370 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the company’s equity compensation plan. That cost is expected to be recognized over a three-year period.

A summary of stock option activity during the three months ended March 31, 2007 under the company’s equity compensation plan is as follows:

Number of Shares (in thousands)
Number of shares under option:
Outstanding at January 1, 2007	1,020
Granted	131
Exercised	(11)
Cancelled	(3)
Outstanding at March 31, 2007	1,137

Exercisable at March 31, 2007	745
Unexercisable at March 31, 2007	392
Available for future grants	634

Note E—Marketable Equity Securities

The company’s investment in marketable equity securities consists of an investment in common stock of one company in the Aerospace and Defense industry.  Unrealized holding gains and losses deemed temporary on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. If an unrealized holding loss is deemed to be other-than-temporary, such unrealized loss is charged to earnings when identified. The company’s cost basis in the investment is $12,602 and the carrying value (fair market value) was $10,991 at March 31, 2007.

In June 2006, the investee company disclosed the indictment of the investee company and its chairman and suspension of certain of its plants from receiving U.S. Government contracts, and possible delisting of its common stock. In October 2006, the investee company announced that the suspension of certain of its plants from receiving U.S. Government contracts had been lifted, although a government investigation is still pending. Management continues to evaluate the financial stability of the investee company in relation to the severity and duration of the unrealized loss. Based on that evaluation and the company’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the company does not consider this investment to be other-than-temporarily impaired at March 31, 2007. At March 31, 2007 the cumulative net unrealized loss recorded in accumulated other comprehensive loss was $1,611.

Note F—Supplemental Balance Sheet and Cash Flow Information

Inventories consisted of the following components for the periods specified:

	March 31,	December 31,
	2007	2006
Work-in-process	$74,820	$60,194
Materials and supplies	20,238	13,506
Total inventories	$95,058	$73,700

Cash paid for Federal income taxes during the three months ended March 31, 2007 was $3,000.  No federal income taxes were paid during the three months ended March 31, 2006.  Cash paid for interest during the three months ended March 31, 2007 and 2006 was $2,256 and $2,260, respectively.

Note G—Pension and Other Post-retirement Benefits

On December 29, 2006, United Industrial completed the sale of its wholly owned subsidiary, Detroit Stoker Company (“Detroit Stoker”). Detroit Stoker maintained its own tax-qualified defined benefit plan for union employees and unfunded post-retirement benefit plans for eligible employees.  The assets and liabilities of these plans were transferred with Detroit Stoker to the new owner as part of the sale transaction. In addition, on April 30, 2007 United Industrial transferred the portion of the assets ($2,199) and liabilities ($2,199) in the company’s tax-qualified defined benefit plan attributable to the frozen accrued pension benefits of active Detroit Stoker non-union employees, determined as of the closing date of the sale transaction, to a new pension plan established by Detroit Stoker.   All amounts in the tables below for the three months ended March 31, 2006 have been adjusted to reflect the transfer of these assets and liabilities of the Detroit Stoker plans with the exception of the transferred portion attributable to the frozen accrued pension benefits of active Detroit Stoker non-union employees. Pension expense related to Detroit Stoker has been reported in income from discontinued operations for the three months ended March 31, 2006.

The following table provides the components of net periodic pension benefit cost for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006

Service cost	$1,209	$1,175
Interest cost	2,783	2,500
Expected return on plan assets	(3,229)	(3,100)
Amortization of prior service cost	166	175
Amortization of actuarial loss	1,076	1,225
Net periodic pension benefit cost	$2,005	$1,975

The following table provides the components of post-retirement benefit obligation cost other than pension for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006

Service cost	$17	$23
Interest cost	223	226
Amortization of prior service cost	3	3
Amortization of actuarial loss	37	33

Net periodic other post-retirement benefit cost	$280	$285

The following table provides the company’s contributions to and benefits paid under pension and post-retirement benefit plans for the three months ended March 31, 2007 and 2006:

	Pension Benefits Three Months Ended March 31,		Post-retirement Benefit Obligation Other Than Pension Three Months Ended March 31,
	2007	2006	2007	2006

Expected fiscal year contributions reported at the end of the prior year:
Employer	$5,200	—	$2,118	$2,236
Employee	—	—	—	—
Total expected contributions at end of prior year	5,200	—	2,118	2,236

Actual contributions made in the current year	—	—	459	561
Remaining contributions expected to be made in the current year	4,215	—	1,511	1,590
Total expected current year contributions	4,215	—	1,970	2,151
Difference from expectations at end of the prior year	$(985)	—	$(148)	$(85)

Note H—Comprehensive Income

The following table sets forth the components of other comprehensive income and total comprehensive income for the periods specified:

	Three Months Ended March 31,
	2007	2006

Net income	$9,195	$8,568
Other comprehensive income:
Unrealized (loss) gain on marketable securities, net of income taxes	(401)	1,999
Gain on foreign currency translation	137	106
Total comprehensive income	$8,931	$10,673

Note I — Income Tax

On July 13, 2006, Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) was issued.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the company had $4,829 of unrecognized tax benefits, all of which would affect the company’s effective tax rate if recognized. At March 31, 2007, the company had $5,142 of unrecognized tax benefits.

The company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, the company had approximately $2,215 of accrued interest related to uncertain tax positions.

In connection with the Internal Revenue Service (“IRS”) examination of the company’s 2002 and 2003 income tax returns, the IRS has proposed certain adjustments related to deductions taken for losses arising from the company’s discontinued transportation operation.  The company has appealed those proposed adjustments. The company does not anticipate that any resulting adjustments would materially impact its financial position.

Note J—Discontinued Operations

Discontinued Energy Operation

Sale of Energy Segment

United Industrial divested its energy segment (operated through Detroit Stoker Company) on December 29, 2006.    For additional information, please see Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations of the discontinued energy operation have been reported in the accompanying consolidated statement of operations and cash flows for the three months ended March 31, 2006.

Summary results of the discontinued energy operation, which have been reported separately as income from discontinued operations in the accompanying Consolidated Statements of Operations, were as follows:

Three Months Ended
March 31, 2006

Net sales	$8,918
Operating costs and expenses	7,211
Operating income	1,707
Other income and expenses, net	174
Income before income taxes	1,881
Provision for income taxes	678
Net income	$1,203

The following table provides the sources and uses of net cash flows for the discontinued energy operation, which are aggregated and reported separately as net cash used in operating activities from discontinued operations in the accompanying Consolidated Statements of Cash Flows:

Three Months Ended March 31, 2006
Net income	$1,203
Changes in operating assets and liabilities	1,000
Net cash provided by operating activities from discontinued energy operation	2,203
Net cash used in investing activities from discontinued energy operation, purchase of property and equipment	(13)
Net increase in cash and cash equivalents from discontinued energy operation	$2,190

There were no cash flows from financing activities from the discontinued energy operation for the three months ended March 31, 2006.

Discontinued Transportation Operation

In December 2001, United Industrial’s Board of Directors decided to discontinue the transportation business.  The company ceased to accept new transportation business at that time and it was decided to sell all or part of the transportation business and “runoff” the operations for any remaining contractual obligations. As of March 31, 2007, the company’s discontinued transportation operation consists primarily of its investment in Electric Transit, Inc. (“ETI”).  ETI is owned 35% by AAI Corporation and 65% by Skoda, a Czech company.  AAI Corporation’s last commitment to ETI expired in April 2006.  (See Note K for additional information.)

The company has determined that ETI is a variable interest entity, for which the company is the primary beneficiary, in accordance with the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51  (“FIN 46R”), which became effective for years beginning after December 31, 2002. The financial statements for ETI have been consolidated for all periods presented. The company accounts for its remaining transportation operation as a discontinued operation, including the consolidation of ETI as a variable interest entity.

Summary results of the discontinued transportation operation, which have been reported separately as loss from discontinued operations in the accompanying Consolidated Statements of Operations, were as follows:

	March 31,
	2007	2006
Sales	$372	$393
Cost of sales	(322)	(255)
General and administrative expenses	(1,307)	(561)
Other expense	(20)	(19)
Loss before income taxes	(1,277)	(442)
Benefit from income taxes	447	155
Loss from discontinued transportation operation, net of income tax benefit	$(830)	$(287)

The following table provides the sources and uses of net cash flows for the discontinued transportation operation, which are aggregated and reported separately as net cash used in discontinued operations in the accompanying Consolidated Statements of Cash Flows:

	March 31,
	2007	2006
Net loss	$(830)	$(287)
Changes in operating assets and liabilities	347	(266)
Deferred income taxes	—	47
Net cash used in operating activities from discontinued transportation operation	$(483)	$(506)

There were no cash flows from financing or investing activities from the discontinued transportation operation for the three months ended March 31, 2007 or 2006.

Assets and liabilities of the discontinued transportation operation, which have been reported and summarized in the accompanying Consolidated Balance Sheets as Assets and Liabilities of discontinued operations, respectively, were as follows:

	March 31,	December 31,
	2007	2006
Current Assets:
Cash	$265	$387
Accounts receivable	292	206
Prepaid expenses and other current assets	168	98
Deferred income taxes	11,305	11,305
	$12,030	$11,996
Current Liabilities:
Accounts payable	$406	$61
Accrued employee compensation and taxes	156	150
Other current liabilities	11,875	11,779
Accrual for contract losses	57	123
	$12,494	$12,113

Note K — Commitments and Contingencies

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

ASBESTOS

United Industrial and Detroit Stoker (which was acquired by a newly formed corporation affiliated with a private investment group (“Merger Parent”) on December 29, 2006 by way of a merger of Bram Acquisition Corp. (“Merger Sub”) with and into Detroit Stoker, with Detroit Stoker being the surviving corporation (“the Merger”)) have been, and may in the future be, named as defendants in asbestos-related personal injury litigation arising out of commercial stoker products manufactured by United Industrial and Detroit Stoker, some of the parts and components of which used asbestos-containing material fabricated and provided by third parties. The use of asbestos-containing materials ceased in approximately 1981. The insurance coverage potentially available to United Industrial is substantial.

Pursuant to the Merger Agreement, Merger Parent and the surviving corporation agreed to indemnify United Industrial for any asbestos-related litigation liabilities, including without limitation, any asbestos liabilities arising from Detroit Stoker’s operation as a division of United Industrial and United Industrial’s own operations. To secure these indemnity obligations, Merger Parent established an escrow account for the sole benefit of United Industrial.

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

In 1996, United Industrial entered into a consent decree with ADEQ. Pursuant to the consent decree, United Industrial is required to complete a Remedial Investigation/Feasibility Study (“RI/FS”), pay $125 for past response costs, pay quarterly Arizona oversight costs (averaging less than $13 annually) and pay $125 for future response costs plus a graduated percentage of the cleanup costs for the site if those costs are in excess of $10,000 but less than $40,000. United Industrial’s liability for future response costs under the consent decree is capped at $1,780 in addition to the $125 that United Industrial has already paid. In connection with the RI/FS, United Industrial has retained and is paying for an environmental consultant. The Remedial Investigation was submitted to ADEQ for approval on March 31, 2004 and was approved by ADEQ on August 9, 2004. In March 2005, ADEQ issued its Proposed Remedial Objectives Report for public comment. ADEQ received no substantive comments regarding the report, and in May 2005, ADEQ issued its final Remedial Objectives Report. United Industrial is required to submit to ADEQ a Feasibility Study and Proposed Remedies to meet ADEQ’s May 2005 Remedial Objectives.  Management believes it can reach closure with ADEQ on all RI/FS issues on an acceptable basis to United Industrial following approval of the Feasibility Study. No assurances can be given, however, as to the timing of the approval of a Feasibility Study or the actual extent to which United Industrial may be determined to have further liability, if at all. Management believes it has appropriately accrued for this matter.

OTHER LEGAL MATTERS

Departments and agencies of the U.S. Government have the authority at many levels to investigate transactions and operations of the company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the General Accounting Office, the Department of Justice, the Department of State and Congressional committees. U.S. Government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or an operating division or subdivision.

The company has in place international and domestic compliance policies and procedures, including training of employees.  From time to time, the company receives allegations of improper conduct relating to its operations, including operations subject to the U.S. Foreign Corrupt Practices Act, export control and licensing regulations and other U.S. domestic and international laws. When the company receives any such allegations, it conducts internal (and if necessary, external) investigations to determine whether there is support for any such allegations, and takes corrective action when warranted. An investigation is ongoing in response to allegations provided to company management of improper payments to foreign government officials and improper invoicing. External counsel has been retained by the Audit Committee of United Industrial’s Board of Directors to determine if there is support for any such allegations, and to review the company’s compliance policies and procedures, and the company is cooperating fully with counsel. In addition, appropriate government agencies have been advised of this investigation. The company is cooperating with their requests for information. The investigation by external counsel, which is continuing, has thus far not revealed any prior involvement or knowledge regarding the allegations by any officer or director of United Industrial. At the current stage of this investigation, any ultimate liability is not presently determinable.

PERFORMANCE GUARANTIES

In connection with certain contracts, United Industrial’s operating subsidiaries have committed to certain performance guaranties existing at March 31, 2007. The ability to perform under these guaranties may, in part, be dependent on the performance of other parties, including partners and subcontractors. If United Industrial’s operating subsidiaries are unable to meet these performance obligations, the performance guaranties could have a material adverse effect on profit margins and the company’s results of operations, liquidity or financial position. United Industrial’s operating subsidiaries monitor the progress of their partners and subcontractors, and United Industrial and its operating subsidiaries do not believe that the performance of these partners and subcontractors will adversely affect these contracts. No assurances can be given, however, as to the liability of United Industrial’s operating subsidiaries if partners or subcontractors are unable to perform their obligations.

LABOR AND MATERIALS BOND CLAIM

AAI Corporation’s discontinued transportation operation consists of a 35% interest in ETI held by AAI Corporation.  Skoda, a Czech company, owns the remaining 65% of ETI. One of ETI’s contracts involved the design and manufacture of 273 electric trolley buses for the San Francisco Municipal Railway (“MUNI”). In executing its contract with MUNI, ETI entered into subcontracts with AAI Corporation, certain Skoda operating affiliates and others.  All remaining ETI and AAI contractual performance obligations to MUNI concluded on April 22, 2007.

As originally required by MUNI, ETI obtained a surety bond to guaranty payment to all those providing labor and materials to ETI in furtherance of its performance under the MUNI contract. AAI Corporation agreed to indemnify the surety, if necessary, for up to $14,800 on this labor and materials bond, representing 35% of the original face value of the bond (in proportion to AAI Corporation’s equity interest in ETI). On November 18, 2003, AAI Corporation made a claim against the labor and materials bond for unpaid receivables in connection with AAI Corporation’s MUNI subcontract from ETI, totaling in excess of $47,000, the maximum penal sum of the labor and materials bond. AAI Corporation’s payment rights under the labor and materials bond (among other claims) are currently at issue in a case before the United States District Court for the Northern District of California. Prior to final adjudication of this case, there can be no assurances as to the amount or timing of a recovery by AAI Corporation, if any, on its claim on the labor and materials bond. To date, no amount of recovery has been recorded.

Note L — Dividends

In the first quarter of 2007 and 2006, United Industrial’s Board of Directors declared and paid a dividend of $0.10 per share on its Common Stock.

Quarter ended	Total amount dividends paid	Date dividends were paid

March 31, 2007	$1,100	March 26, 2007
March 31, 2006	$1,127	March 27, 2006

Note M — Treasury Stock

On November 17, 2006, United Industrial’s Board of Directors authorized a stock purchase plan for up to $50,000. At December 31, 2006, $44,719 remained available under the stock purchase plan.  During the three months ended March 31, 2007, United Industrial purchased 827,438 shares at an average market price of $54.04 utilizing the remaining funds available under the plan.

Note N— Long Term Debt and Credit Arrangements

As of March 31, 2007, the company had $1,941 outstanding under its letter of credit subfacility.  On March 23, 2007, the company borrowed $5,000 under its revolving credit facility for 30 days at an annual rate of 6.57%.

The holders of the 3.75% Convertible Senior Notes can convert their Senior Notes into shares of Common Stock during the calendar quarter from April 1, 2007 through June 30, 2007.  This event was triggered by United Industrial’s stock price remaining above $47.09 (120% of the initial conversion price) for at least 20 consecutive trading days during the last 30 trading days of the quarter ended March 31, 2007.

 Note O — Supplemental Guarantor Information

In September 2004, United Industrial issued and sold $120,000 aggregate principal amount of 3.75% Convertible Senior Notes, which are fully and unconditionally guaranteed by AAI. The following condensed consolidating financial information sets forth supplemental information for United Industrial, the parent company, AAI, the guarantor subsidiary, and Detroit Stoker, the non-guarantor subsidiary (prior to its sale), as of March 31, 2007 and December 31, 2006, and for the three months ended March 31, 2007 and 2006.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2007
 (Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$392	$4,405	$—	$4,797
Accounts receivable, net	821	51,844	—	52,665
Note receivable	833	—	—	833
Inventories	—	95,058	—	95,058
Other current assets	3,752	6,488	—	10,240
Assets of discontinued operations	—	12,030	—	12,030
Total current assets	5,798	169,825	—	175,623
Property and equipment, net	—	46,395	—	46,395
Other assets	19,381	106,123	(22,655)	102,849
Investment in consolidated subsidiaries	160,677	—	(160,677)	—
Total assets	$185,856	$322,343	$(183,332)	$324,867

LIABILITIES AND SHAREHOLDERS’EQUITY
Current portion of long-term debt	$—	$21	$—	$21
Other current liabilities	11,442	144,059	(46,338)	109,163
Liabilities of discontinued operations	—	12,494	—	12,494
Total current liabilities	11,442	156,574	(46,338)	121,678
Long-term debt	120,000	26	—	120,026
Other long-term liabilities	7,534	70,746	(22,656)	55,624
Intercompany (receivables) payables	18,081	(64,444)	46,363	—
Shareholders’ equity (deficit)	28,799	159,441	(160,701)	27,539
Total liabilities and shareholders’ equity	$185,856	$322,343	$(183,332)	$324,867

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Condensed Consolidating Balance Sheets
As of December 31, 2006

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$40,068	$(910)	$—	$39,158
Accounts receivable, net	1,715	69,706	82	71,503
Note receivable	833	—	—	833
Inventories	—	73,700	—	73,700
Other current assets	4,479	5,623	—	10,102
Assets of discontinued operations	—	11,996	—	11,996
Total current assets	47,095	160,115	82	207,292
Property and equipment, net	—	47,042	—	47,042
Other assets	19,893	107,502	(23,089)	104,306
Investment in consolidated subsidiaries	160,676	—	(160,676)	—
Total assets	$227,664	$314,659	$(183,683)	$358,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,896	$—	$2,896
Other current liabilities	9,884	135,739	(40,040)	105,583
Liabilities of discontinued operations	—	12,113	—	12,113
Total current liabilities	9,884	150,748	(40,040)	120,592
Long-term debt	120,000	30	—	120,030
Other long-term liabilities	7,855	69,953	(23,089)	54,719
Intercompany (receivables) payables	14,382	(54,529)	40,147	—
Shareholders’ equity (deficit)	75,543	148,457	(160,701)	63,299
Total liabilities and shareholders’ equity	$227,664	$314,659	$(183,683)	$358,640

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007
 (Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
Net sales	$—	$160,846	$—	$160,846
Operating costs and expenses	(870)	(143,230)	—	(144,100)
Operating income	(870)	17,616	—	16,746
Non-operating income and (expense):
Interest income	290	252	—	542
Interest expense	(1,373)	(70)	—	(1,443)
Other income (expense), net	(82)	159	—	77
	(1,165)	341	—	(824)
(Loss) income from continuing operations before income taxes	(2,035)	17,957	—	15,922
Benefit from (provision for) income taxes	384	(6,281)	—	(5,897)
(Loss) income from continuing operations	(1,651)	11,676	—	10,025
Loss from discontinued operations, net of income tax benefit	—	(830)	—	(830)
Income from investment in subsidiaries	10,846	—	(10,846)	—
Net income	$9,195	$10,846	$(10,846)	$9,195

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006
 (Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non-Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
Net sales	$—	$128,701	$—	$—	$128,701
Operating costs expenses	250	115,046	—	—	115,296
Operating (loss) income	(250)	13,655	—	—	13,405
Non-operating income and (expense):
Interest income	612	313	—	—	925
Interest expense	(1,370)	(13)	—	—	(1,383)
Intercompany interest income (expense)	15	—	—	(15)	—
Other income (expense), net	(645)	60		—	(585)
	(1,388)	360	—	(15)	(1,043)
(Loss) income from continuing operations before income taxes	(1,638)	14,015	—	(15)	12,362
Benefit from (provision for) income taxes	313	(5,023)	—	—	(4,710)
(Loss) income from continuing operations	(1,325)	8,992	—	(15)	7,652
(Loss) income from discontinued operations, net of income tax benefit (provision)	—	(287)	1,188	15	916
Income from investment in subsidiaries	9,893	—	—	(9,893)	—
Net income	$8,568	$8,705	$1,188	$(9,893)	$8,568

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007
 (Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
OPERATING ACTIVITIES:
Cash flows provided by continuing operations	$943	$10,869	—	$11,812
Cash flows used in operating activities from discontinued operations	—	(483)	—	(483)
Net cash provided by operating activities	943	10,386	—	11,329
INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,192)	—	(2,192)
Net cash used in investing activities	—	(2,192)	—	(2,192)
FINANCING ACTIVITIES:
Borrowings under revolving credit facility	5,000	—	—	5,000
Repayment of long-term debt		(2,879)	—	(2,879)
Proceeds from exercise of stock options	165	—	—	165
Excess tax benefit from stock-based compensation	9	—	—	9
Dividends paid	(1,100)	—	—	(1,100)
Purchases of treasury shares	(44,693)	—	—	(44,693)
Net cash used in financing activities	(40,619)	(2,879)	—	(43,498)
(Decrease) increase in cash and cash equivalents	(39,676)	5,315	—	(34,361)
Cash and cash equivalents at beginning of year	40,068	(910)	—	39,158
Cash and cash equivalents at end of period	$392	$4,405	—	$4,797

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006
 (Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non-Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

OPERATING ACTIVITIES:
Cash flows (used in) provided by continuing operations	$(2,838)	$8,991	$—	$—	$6,153
Cash flows (used in) provided by operating activities from discontinued operations	—	(506)	2,203	—	1,697
Net cash (used in) provided by operating activities	(2,838)	8,485	2,203	—	7,850
INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,453)	—	—	(1,453)
Net cash used in investing activities from discontinued operations	—	—	(13)	—	(13)
Net cash used in investing activities	—	(1,453)	(13)	—	(1,466)
FINANCING ACTIVITIES:
Repayment of long-term debt	—	(321)	—	—	(321)
Decrease in deposits and restricted cash	—	2,295	—	—	2,295
Proceeds from exercise of stock options	1,222	—	—	—	1,222
Excess tax benefit from stock-based compensation	764	—	—	—	764
Dividends paid	(1,127)	—	—	—	(1,127)
Intercompany activities	2,442	(2,442)	—	—	—
Net cash provided by (used in) financing activities	3,301	(468)	—	—	2,833
Increase in cash and cash equivalents	463	6,564	2,190	—	9,217
Cash and cash equivalents at beginning of year	54,365	8,768	14,363 (1)	—	77,496
Cash and cash equivalents at end of period	$54,828	$15,332	$16,553	$—	$86,713

(1)             Reported in assets held for sale at January 1, 2006.

Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share amounts or unless otherwise noted)

Forward-Looking Information

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements, which include, but are not limited to, growth and business strategies to be implemented and projections of revenues, earnings, performance, cash flows and contract awards. These forward-looking statements are subject to risks and uncertainties, which could cause the actual results or performance of the company to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following:

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

These statements speak only as to the date when they are made.  The company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.  See “Risk Factors” under Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2006, for important factors that could cause the company’s actual results to differ materially from those suggested by the company’s forward-looking statements contained in this Quarterly Report on Form 10-Q.

Management Overview

Introduction

The company designs, produces and supports aerospace and defense systems. The company’s high-technology products and services include unmanned aircraft systems, training and simulation systems, automated aerospace test and maintenance equipment, armament systems, aviation ground support equipment, logistical and engineering services, and maintenance, repair and overhaul activities.

The company’s transportation operation and former energy operation are accounted for as discontinued operations, and are discussed separately in the information that follows. The company divested its energy operation on December 29, 2006.

The following discussion should be read in conjunction with the company’s Consolidated Financial Statements and related notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, and the discussion included in its Annual Report on Form 10-K for the year ended December 31, 2006.

Defense Industry Considerations

The U.S. Government, principally the U.S. Department of Defense (“DoD”), is the company’s largest customer, and the company expects that direct and indirect sales to the DoD will be its primary source of revenue for the foreseeable future.  The company’s largest product area includes the development, manufacture and support of Unmanned Aircraft Systems (“UAS”), including the Shadow® 200 Tactical Unmanned Aircraft System (“TUAS”), which is the U.S. Army’s tactical UAS platform. AAI is one of a limited number of companies to have entered full-rate production and successfully fielded operational UAS for the DoD.

Company Strategy

The Global War on Terrorism, Operation Iraqi Freedom, Operation Enduring Freedom and homeland defense concerns have focused the U.S. Government’s efforts on ensuring that U.S. armed forces are equipped and trained to prevail in large-scale and small-scale conflicts around the world. At the same time, the DoD is committed to transforming the military into a more agile, responsive, lethal and survivable force for future engagements. The company believes that a key element of the DoD’s strategy is the use of unmanned systems, including UAS. Current market analyses performed by AAI, based on information gathered from budgets and forecasts reported by the DoD, continue to indicate near-term growth in UAS programs. However, as a consequence of this growth, larger manufacturers have entered the marketplace. Some of these new competitors are the major aircraft manufacturers, including The Boeing Company and Northrop Grumman Corporation. In addition, the DoD is seeking new and more cost-effective methods of sustaining its systems in the field. Increasingly, the DoD is seeking contractors to provide innovative logistics, field service and training solutions in support of procured systems in order to reduce overall maintenance and operational costs, as well as improve operational effectiveness of these systems.

The company intends to strengthen its competitive advantage by continuously improving operational excellence and continuing to invest in research and development initiatives to maintain its track record and technological edge over its competitors in the company’s niche markets. The company also intends to grow its business and plans to use its position as a prime contractor to work with its customers to expand markets for current products, develop upgrades to extend product life and develop the requirements for future systems. Additionally, the company intends to leverage its expertise, resources and capabilities to expand its engineering and services offerings by addressing product support, logistics, fielding and upgrade needs in order to support a greater portion of the product life cycle. The company plans to maintain a diversified and broad business mix, a favorable balance of cost-reimbursable and fixed-price type contracts, a significant follow-on business and positive customer relationships.  Finally, the company intends to complement its growth strategy through select acquisitions that broaden its product and service offerings, deepen its capabilities and provide entry into new markets.

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

On November 28, 2006, AAI acquired Symtx, Inc. for a cash purchase price of $34,300 (exclusive of acquisition costs), with the potential for an additional payment of up to $5,000 based upon the achievement of a certain financial target in 2007.  Symtx contributed net sales of $12,363 in the first quarter of 2007.

On November 14, 2006, the company acquired McTurbine Inc. for a cash purchase price of $31,000 (exclusive of acquisition costs) subject to increase or decrease based upon the closing net worth of McTurbine.  McTurbine contributed net sales of $6,001 in the first quarter of 2007.

On June 19, 2006, the company acquired Aerosonde Pty Ltd. and Aerosonde North America, Incorporated in stock purchase transactions for an aggregate cash purchase price of $6,338 (exclusive of acquisition costs), with additional consideration payable upon the achievement of certain milestones. One of these milestones was achieved and resulted in a $500 payment by the company in February 2007.  Aerosonde contributed net sales of $138 in the first quarter of 2007.

Other Business Considerations

The company’s programs generally are implemented by the award of individual contracts and subcontracts and are subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. U.S. Government contracts and subcontracts under a program are subject to termination or adjustment if appropriations for such program are not available or change, and are subject to oversight audits and contractual termination. Failure to comply with U.S. Government regulations could lead to suspension or debarment from U.S. Government contracting.

Sales to the U.S. Government may be affected by changes in procurement policies, budget considerations, changing defense requirements and political developments. The influence of these factors, which are largely beyond the company’s control, could impact the company’s financial position or results of operations.

In addition, the company’s programs typically involve the development, application and manufacturing of advanced defense and technology systems and products aimed at achieving challenging goals. New technologies may be untested or unproven. In some instances, product requirements or specifications may be modified. As a result, the company may experience technological and other performance difficulties, which may result in delays, setbacks, cost overruns and product failures in connection with its programs.

As a U.S. Government contractor, the company is subject to specific import and export, procurement and other regulations and requirements. Failure to comply with these regulations and requirements could result in reduced contractual value, contract modifications or termination, and the assessment of penalties and fines, and could lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Potential grounds for debarment include violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, the protection of the environment, the accuracy of records and the recording of costs. Under many government contracts, the company is required to maintain facility and personnel security clearances complying with DoD requirements.

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

Results of Operations

The company’s operating cycle is longer than one year and involves various types of production contracts and varying production delivery schedules.  Accordingly, operating results of a particular quarter or year, or quarter-to-quarter or year-to-year comparisons of recorded revenues, earnings and cash flows, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

The following information relates to the continuing operations of the company and its consolidated subsidiaries, except where references are made to discontinued operations. The former energy operation and the transportation operation are accounted for as discontinued operations in the company’s consolidated financial statements for the three months ended March 31, 2006 and 2007 and for the year ended December 31, 2006.

Consolidated Results of Operations

Continuing Operations

The following discussion provides an overview of the company’s consolidated results of operations from continuing operations for the three months ended March 31, 2007.

Certain reclassifications were made to prior periods to conform to current period presentation.

Summary for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Summary financial results for the first quarter of 2007 and 2006 are as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2007	2006	$	%

Net sales	$160,846	$128,701	$32,145	25.0%
Operating costs and expenses	144,100	115,296	28,804	25.0
Operating income	16,746	13,405	3,341	24.9
Operating margin	10.4%	10.4%	—	—
Non-operating expense	(824)	(1,043)	219	21.0
Income from continuing operations, net of income taxes	10,025	7,652	2,373	31.0
(Loss) income from discontinued operations, net of income tax benefit (provision)	(830)	916	(1,746)	(190.6)
Net income	9,195	8,568	627	7.3

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Net sales for the first quarter of 2007 increased 25.0% to $160,846, from $128,701 during the same period in 2006.  The growth in net sales was primarily due to $10,717 increased volume on aircraft Maintenance Training Device (“MTD”) programs, $7,717 of increased sales for the UAS One System® ground control system including greater developmental efforts supporting the Extended Range Multi-Purpose UAS program and production of the new Remote Video Terminal ground control systems, an increase of $6,348 in logistical support for fielded Shadow® 200 Tactical Unmanned Aircraft Systems (“Shadow 200 TUAS”), and a $2,528 increase in engineering activities primarily related to new UAS initiatives.  In addition, the company’s 2006 acquisitions contributed $18,502 to net sales in the first quarter of 2007.  These increases were partially offset by a decrease of $13,816 in the Shadow 200 TUAS production program, primarily due to the timing of material requirements in the first quarter of 2007.

Operating margin for the first quarter of 2007 was 10.4% and was essentially unchanged from the first quarter of 2006.  Favorable performance on UAS contracts had a positive impact on operating margin in 2007, offset primarily by increased intangible asset amortization expense and other costs associated with the integration of acquisitions made after the first quarter of 2006, and the timing of award fee income recognition for the Biological Detection Systems (“BDS”) program.  In 2006, the company began accruing award fees for the BDS program instead of recognizing such award fees upon notification of the customer. This change was deemed appropriate because historical performance provided a reasonable basis to estimate revenue and income, which resulted in the income being recognized throughout the year.  In the first quarter of 2006, in addition to an estimated award for that period, an award fee representing six months of prior period performance was recorded upon notification of the award.

Net income from continuing operations for the first quarter of 2007 increased 31.0% to $10,025, or $0.75 per diluted share, from $7,652, or $0.61 per diluted share, during the same period in 2006.

Net income, including results of both continuing and discontinued operations, for the first quarter of 2007 increased 7.3% to $9,195, or $0.69 per diluted share, from $8,568, or $0.67 per diluted share, during the same period in 2006.

Discontinued Operations

Energy Operation

On December 29, 2006, United Industrial completed the sale of Detroit Stoker Company, which constituted the energy operation. The company’s discontinued energy operation reported income of $1,203, net of income tax for the three months ended March 31, 2006.  For additional information regarding the discontinued energy operations, see Note J to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Transportation Operation

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The company’s discontinued transportation operation reported a loss of $830 net of income tax benefit for the three months ended March 31, 2007, compared to a loss of $287 net of income tax benefit for the same period in 2006.

The company’s discontinued transportation operation incurred $1,116 of pretax general and administrative expenses attributable to on-going litigation involving AAI Corporation’s claims under a labor and materials bond and a loss of $161 reported by ETI for the three months ended March 31, 2007.  The company’s discontinued transportation operation incurred $444 of pretax general and administrative expenses to wind down its operations, partially offset by net income of $2 reported by ETI, for the three months ended March 31, 2006.

For additional information regarding the discontinued transportation operations, see Note J to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Funded Backlog

The company’s funded backlog represents the estimated remaining sales value of work to be performed under contracts for which funds have been appropriated or purchase orders received. Backlog at March 31, 2007 and December 31, 2006 was as follows:

March 31,	December 31,	Increase
2007	2006	$	%
$717,091	$662,244	$54,847	8.3%

The increase in funded backlog at March 31, 2007 compared to December 31, 2006 was generally due to an increase in U.S. Army orders for continued logistical support services for delivered Shadow 200 TUAS systems, including systems deployed in Operation Iraqi Freedom, and new Shadow 200 TUAS production.

The company received $215,693 of funded new orders for products and services during the first quarter of 2007, an increase of $48,615, or 29.1%, compared to $167,078 for the same period in 2006.

Liquidity and Capital Resources

Overview

The company’s principal sources of liquidity are cash on hand, cash generated from operations and a revolving credit facility. On July 18, 2005, United Industrial and AAI entered into a $100,000 four year revolving credit agreement (the “Credit Agreement”) with a syndicate of six banks, consisting of SunTrust Bank, as administrative agent and issuing bank, Citibank, F.S.B., Key Bank, PNC Bank, Commerce Bank and Provident Bank. The Credit Agreement provides for a credit facility consisting of a $100,000 senior secured revolving credit facility with a $5,000 swing line and a $100,000 letter of credit subfacility (collectively, the “Credit Facility”). The interest rate for loans made under the Credit Facility is thirty day LIBOR plus an applicable margin between 1.25% and 2.00% based upon the company’s leverage ratio. On March 23, 2007, the company borrowed $5,000 under the revolving credit facility for 30 days at an annual rate of 6.57%. As of March 31, 2007, the company had $1,941 outstanding under the letter of credit subfacility, leaving $93,059 available under the Credit Facility. Pursuant to the terms of the Credit Agreement and a parent guaranty, United Industrial has guarantied AAI’s obligations under the Credit Facility. The proceeds of the Credit Facility may be used to fund future acquisitions, to support future purchases of the company’s Common Stock, finance capital expenditures, provide working capital, fund letters of credit and for other general corporate purposes. Based on cash on hand, future cash expected to be generated from operations and the Credit Facility, the company expects to have sufficient cash to meet its requirements for at least the next twelve months. The company was in compliance with all of the covenants in the Credit Agreement at March 31, 2007.

The company seeks to complement its growth strategy through select acquisitions that broaden its product and service offerings, deepen its capabilities and allow entry into new markets. Acquisition candidates may include public and private companies and divisions, subsidiaries and product lines of such companies. In accordance with this initiative, the company acquired ESL on April 4, 2005, Aerosonde on June 19, 2006, McTurbine on November 14, 2006 and Symtx on November 28, 2006.

Further acquisitions depend, in part, on the availability of financial resources at an acceptable cost of capital. The company expects to utilize cash on hand and generated by operations, as well as cash available under the Credit Facility, which may involve negotiation of a new credit facility or the renegotiation of credit limits to finance future acquisitions as well as purchases of the company’s Common Stock and for other general corporate purposes.  Other sources of capital could include the issuance of common and/or preferred stock, and the placement of debt. The company periodically evaluates capital markets and may access such markets when circumstances appear favorable. The company believes that sufficient capital resources will be available from one or several of these sources to finance future acquisitions. However, no assurances can be made that acceptable financing will be available, or that acceptable acquisition candidates will be identified, or that any such acquisitions will be accretive to earnings.

The company conducts a significant amount of business with the U.S. Government. There are currently no indications of a significant change in the status of government funding for any of the company’s programs. However, should a change in government funding occur, the company’s results of operations, financial position and liquidity could be materially and adversely affected. Such a change could have a significant, adverse impact on the company’s profitability and stock price.

Sources and Uses of Cash

The following is a discussion of the company’s major operating, investing and financing activities for the three-month periods ended March 31, 2007 and 2006.  The financial information presented in the table below is summarized from the company’s Consolidated Condensed Statements of Cash Flows for the periods presented.

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net cash provided by continuing operations	$11,812	$6,153
Net cash (used in) provided by operating activities from discontinued operations	(483)	1,697
Net cash provided by operating activities	11,329	7,850
Net cash used in investing activities by continuing operations	(2,192)	(1,453)
Net cash used in investing activities from discontinued operations	—	(13)
Net cash (used in) provided by financing activities by continuing operations	(43,498)	2,833
(Decrease) increase in cash and cash equivalents	$(34,361)	$9,217

Operating Activities

Net cash provided by continuing operations in the three months ended March 31, 2007 increased $5,659 compared to the three months ended March 31, 2006.  This increase was generally due to higher net income and the timing of cash receipts related to milestone billings, offset by inventory purchases and a reduction in accounts payable.

The company’s cash flows from operations are dependent on the timing of receipts from various U.S. government payment offices and, as a result, may differ from period to period and such differences could be significant.

Net cash used by the discontinued Transportation operation in the three months ended March 31, 2007 primarily related to expenses attributable to ongoing litigation involving AAI’s claims under a labor and materials bond, as discussed in Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of the company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Note K to the Consolidated Condensed Financial Statements included in part I, Item 1 of this Quarterly Report on Form 10-Q.

Investing Activities

For the three months ended March 31, 2007 and 2006, investing activities were limited to purchases of property and equipment.

Financing Activities

The company’s financing activities in the three months ended March 31, 2007 included the use of $44,693 for the purchase of the company’s Common Stock, $2,879 for the repayment of long-term debt and $1,100 for dividends paid, offset by proceeds from borrowings under the Credit Facility of $5,000 and proceeds from the exercise of stock options of $165.

The company’s financing activities in the three months ended March 31, 2006 included a decrease in restricted cash of $2,295, proceeds from the exercise of stock options of $1,222 and excess tax benefits from stock-based payment arrangements of $764, offset by cash used for the payment of dividends of $1,127 and the repayment of long-term debt of $321.

Debt and Related Covenants

On September 15, 2004, United Industrial issued and sold $120,000 aggregate principal amount of the 3.75% Convertible Senior Notes. Under specific circumstances, United Industrial may have to pay, in cash or a combination of cash and Common Stock, amounts in addition to the 3.75% fixed interest rate. Such payments, which are defined in the Indenture governing the 3.75% Convertible Senior Notes, include Contingent Interest, Additional Interest, a Make-Whole Interest Payment and a Repurchase Event Make-Whole Premium. See Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a more detailed discussion of the amounts of these contingent payments and the circumstances that would trigger such additional payments.

On July 18, 2005, United Industrial and AAI entered into a $100,000 four year revolving Credit Agreement with a syndicate of six banks. The company was in compliance with all of the covenants in the Credit Agreement at March 31, 2007.

Cash Requirements

Capital Expenditures

Capital expenditures in 2007 are expected to be primarily in support of UAS, facilities and information technology projects.

Other Cash Requirements

On November 17, 2006, United Industrial’s Board of Directors authorized a stock purchase plan for up to $50,000.  As of March 31, 2007, United Industrial had purchased a total of 933,174 shares at an average market price of $53.58, utilizing all funds available under the plan.

During the three months ended March 31, 2007, the company paid cash dividends of $0.10 per share for an aggregate amount of $1,100.  On May 9, 2007, the company’s Board of Directors declared a dividend of $0.10 per share on its Common Stock, payable May 30, 2007 to shareholders of record at the close of business on May 22, 2007.  The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the company’s corporate strategy, future earnings, operations, capital requirements and the company’s financial condition and general business conditions.  Should the company distribute a cash dividend in any quarterly period in excess of $0.10 per share, the conversion rate provided for in the Indenture governing the 3.75% Convertible Senior Notes would be adjusted.  In addition, the company’s Credit Facility imposes certain restrictions on the payment of dividends.

The company does not expect additional cash requirements to exit the discontinued Transportation operation subsequent to March 31, 2007, except for legal fees to be incurred related to claims made by AAI Corporation in pursuit of payment under a surety bond. (See Note K to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of AAI Corporation’s claims.)

For additional information regarding the company’s contingencies, please see the discussion under the heading “Contingent Matters” below.

During 2007 the company expects to contribute $4,215 to the UIC Retirement Plan.  No such contributions were made during the three months ended March 31, 2007.  Further, the company expects to pay other post-retirement benefits of approximately $1,970 in 2007, of which $459 was paid during the three months ended March 31, 2007.

Contingent Matters

Off-Balance Sheet Arrangements

In connection with certain contracts, the company has committed to certain performance guarantees. The ability to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the company’s results of operations, liquidity or financial position. The company monitors the progress of its partners and subcontractors, and as of March 31, 2007 does not believe that the performance of these partners and subcontractors will adversely affect these contracts. No assurances can be given, however, as to the liability of the company if partners or subcontractors are unable to perform their obligations.

For a discussion of AAI Corporation’s and United Industrial’s indemnity obligations relating to ETI, 35% of which is owned by AAI Corporation, see Note K to the Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Other Contingent Matters

The company is involved in various lawsuits and claims. There have been no material changes in any legal proceedings since the company filed its Annual Report on Form 10-K for the year ended December 31, 2006.  For further information, refer to the Consolidated Financial Statements and Notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006 and see Note K to the Consolidated Financial Statements included in Part I,  Item 1 of this Quarterly Report on Form 10-Q.

Marketable Equity Securities

The company’s investment in marketable equity securities consists of an investment in common stock of one company in the Aerospace and Defense industry.  Unrealized holding gains and losses deemed temporary on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. If an unrealized holding loss is deemed to be other-than-temporary, such unrealized loss is charged to earnings when identified. The company’s cost basis in the investment is $12,602, and the carrying value (fair market value) was $10,991 at March 31, 2007.

In June 2006, the investee company disclosed the indictment of the investee company and its chairman and suspension of certain of its plants from receiving U.S. Government contracts, and possible delisting of its common stock. In October 2006, the investee company announced that the suspension of certain of its plants from receiving U.S. Government contracts had been lifted, although a government investigation is still pending. Management continues to evaluate the financial stability of the investee company in relation to the severity and duration of the unrealized loss. Based on that evaluation and the company’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the company does not consider this investment to be other-than-temporarily impaired at March 31, 2007. At March 31, 2007 the cumulative net unrealized loss recorded in accumulated other comprehensive loss was $1,611.

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

There have been no revisions to the Critical Accounting Policies as disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.—Quantitative and Qualitative Disclosures about Market Risk

Interest Rate

On September 15, 2004, the company issued and sold $120,000 of 3.75% Convertible Senior Notes.  Several features contained in the indenture governing the 3.75% Convertible Senior Notes are considered embedded derivative instruments and are being accounted for as derivative instruments separate from the host contract (i.e., the 3.75% Convertible Senior Notes). The company will record gains or losses in its Consolidated Condensed Statements of Operations for changes in the fair value of these embedded derivatives.  The aggregate fair value assigned to these embedded derivatives at March 31, 2007 was approximately $381 and at December 31, 2006 was approximately $403.  Accordingly, the company recognized a gain of $22 for the three months ended March 31, 2007 as the result of the change in fair value of the embedded derivatives.

Each of the embedded derivatives may result in certain payments to the holders of the 3.75% Convertible Senior Notes.

There has been no material change in the interest rate market risk or contingent payment features from December 31, 2006 (see Item 7A in the company’s Annual Report on Form 10-K for the year ended December 31, 2006).

Foreign Currency

There has been no material change in foreign currency risk from December 31, 2006.  (See Item 7A in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

Marketable Equity Securities

For a discussion of market risk related to an investment in a marketable equity security of one company, see Note E to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 4.—Controls and Procedures

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company is in compliance with Rule 13a-15(e) of the Exchange Act.

There has been no change in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the company’s fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.—Legal Proceedings

Reference is made to the information contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth above in Item 2 of Part I and Note K to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

On December 1, 2006, the company publicly announced a program to acquire $50,000 of the company’s Common Stock.  This program was completed with the purchase of 827,438 shares of Common Stock during the first quarter of 2007.  For further information regarding the company’s purchases of its equity securities, see Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of the company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Note M to the Consolidated Condensed Financial Statements included in part I, Item 1 of this Quarterly Report on Form 10-Q.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
1/1/07 – 1/31/07	168,804	$49.98	168,804	$36,285
2/1/07 – 2/28/07	—	—	—	$36,285
3/1/07 – 3/31/07	658,634	$55.09	658,634	$—

Item 6.—Exhibits

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

UNITED INDUSTRIAL CORPORATION

Date: May 9, 2007	By:	/s/ James H. Perry
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