Form 10-Q
period 2007-06-30
UNITED INDUSTRIAL CORP /DE/
filed 2007-08-09
CIK 101271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  9,956,435 shares of common stock as of August 2, 2007.

UNITED INDUSTRIAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

(Dollars in thousands, except share and per share amounts, or unless otherwise noted)

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,633	$39,158
Accounts receivable, net	64,020	71,503
Note receivable	833	833
Inventories	86,948	73,700
Prepaid expenses and other current assets	10,963	10,102
Assets of discontinued operations	11,791	11,996
Total current assets	176,188	207,292
Marketable equity securities	5,474	11,392
Deferred income taxes, net of valuation allowance	3,423	4,073
Note receivable	3,967	4,167
Intangible assets, net	30,538	27,894
Goodwill	47,060	51,314
Other assets	5,825	5,466
Property and equipment, net	45,995	47,042
Total assets	$318,470	$358,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$17	$2,896
Accounts payable	43,351	39,578
Accrued employee compensation and taxes	18,648	17,506
Customer advances	22,007	32,393
Borrowings under revolving credit facility	25,473	—
Post-retirement benefit obligation other than pension benefit	2,118	2,118
Other current liabilities	13,010	13,988
Liabilities of discontinued operations	12,529	12,113
Total current liabilities	137,153	120,592
Long-term debt	120,022	120,030
Post-retirement benefit obligation other than pension benefit	13,539	14,052
Unfunded status of pension liability	36,617	37,830
Other liabilities	3,492	2,837
Total liabilities	310,823	295,341
Shareholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 30,000,000 shares authorized; 9,954,867 and 11,320,095 shares outstanding at June 30, 2007 and December 31, 2006, respectively (net of shares in treasury)	14,374	14,374
Additional capital	87,989	86,471
Retained earnings	99,662	82,337
Treasury stock, at cost; 4,419,281 and 3,054,053 shares at June 30, 2007 and December 31, 2006, respectively	(156,237)	(78,505)
Accumulated other comprehensive loss, net of income tax	(38,141)	(41,378)
Total shareholders’ equity	7,647	63,299
Total liabilities and shareholders’ equity	$318,470	$358,640

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$183,170	$137,400	$344,016	$266,101
Operating costs and expenses	165,527	124,360	309,627	239,656
Operating income	17,643	13,040	34,389	26,445
Non-operating income and (expense):
Interest income	243	908	785	1,833
Interest expense	(1,646)	(1,442)	(3,089)	(2,825)
Other income, net	291	753	368	168
	(1,112)	219	(1,936)	(824)
Income from continuing operations before income taxes	16,531	13,259	32,453	25,621
Provision for income taxes	(6,116)	(4,907)	(12,013)	(9,617)
Income from continuing operations	10,415	8,352	20,440	16,004
(Loss) income from discontinued operations, net of income tax benefit (provision) of $152 and $(1,100) for the three months ended June 30, 2007 and 2006, respectively and $599 and $(1,623) for the six months ended June 30, 2007 and 2006, respectively	(282)	1,907	(1,112)	2,823
Net income	$10,133	$10,259	$19,328	$18,827

Basic earnings per share:
Income from continuing operations	$1.01	$0.73	$1.91	$1.41
(Loss) income from discontinued operations	(0.02)	0.17	(0.10)	0.25
Net income	$0.99	$0.90	$1.81	$1.66
Diluted earnings per share:
Income from continuing operations	$0.82	$0.60	$1.57	$1.20
(Loss) income from discontinued operations	(0.02)	0.12	(0.08)	0.19
Net income	$0.80	$0.72	$1.49	$1.39

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,328	$18,827
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income tax benefit (provision)	1,112	(2,823)
Amortization of debt issuance costs and deferred financing costs	610	644
Depreciation and amortization	7,427	5,354
Stock-based compensation	1,634	1,144
Deferred income tax benefit	(329)	(573)
Excess tax benefit from stock-based compensation	(169)	(1,059)
Other, net	(159)	133
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	7,483	(29,104)
Increase in inventories	(13,055)	(8,908)
(Increase) decrease in prepaid expenses and other current assets	(515)	255
Increase in accounts payable, accruals and other current liabilities	4,193	26,978
(Decrease) increase in customer advances	(10,386)	1,735
Increase in long-term liabilities	679	3,983
Net cash provided by operating activities from continuing operations	17,853	16,586
Net cash (used in) provided by operating activities from discontinued operations	(491)	1,730
Net cash provided by operating activities	17,362	18,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,346)	(3,484)
Proceeds from sale of marketable equity securities	6,651	—
Collections of note receivable	200	—
Business acquisition, net of cash received	—	(6,556)
Net cash provided by (used in) investing activities from continuing operations	2,505	(10,040)
Net cash used in investing activities from discontinued operations	—	(42)
Net cash provided by (used in) investing activities	2,505	(10,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	25,473	—
Repayment of long-term debt	(2,887)	(642)
Decrease in deposits and restricted cash	—	4,810
Proceeds from exercise of stock options	960	2,414
Excess tax benefit from stock-based compensation	169	1,059
Dividends paid	(2,130)	(2,270)
Purchase of treasury shares	(78,977)	—
Net cash (used in) provided by financing activities	(57,392)	5,371
(Decrease) increase in cash and cash equivalents	(37,525)	13,605
Cash and cash equivalents at beginning of year	39,158	77,496 (1)
Cash and cash equivalents at end of period	$1,633	$91,101 (2)

(1)             Includes cash reported in assets held for sale of $14,363 at January 1, 2006.

(2)             Includes cash reported in assets held for sale of $17,460 at June 30, 2006.

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

The company’s transportation operation and former energy operation are accounted for as discontinued operations. United Industrial divested its energy segment (operated through Detroit Stoker Company) on December 29, 2006 as part of its ongoing strategy to focus the company on its core aerospace and defense business. The historical results of operations of the discontinued energy operation have been reported in the accompanying consolidated statements of operations and cash flows for the three and six months ended June 30, 2006. (See Notes J and K for additional information.)

The accompanying Consolidated Condensed Financial Statements of the company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

On November 28, 2006, AAI Corporation acquired Symtx.  On November 14, 2006, the company acquired McTurbine.  On June 19, 2006, the company acquired Aerosonde.  The operating results of these entities have been included in the consolidated financial statements of the company since their respective acquisition dates.

The company had two reportable segments, Defense and Energy, prior to the divestiture of Detroit Stoker Company on December 29, 2006.  The company’s President and Chief Executive Officer, the chief operating decision maker, views the company’s aerospace and defense business as a single business segment that addresses a single customer base through the same distribution system. The President and Chief Executive Officer evaluates both consolidated and disaggregated financial information, primarily product line orders, revenues and the operating performance of individual long-term contracts across all product lines, in deciding how to allocate resources and assess performance. The company’s product lines have similar long-term economic characteristics and are similar in relation to the nature of their products and customers. These product lines generally share a single production and distribution process. In addition, the budgeting process is primarily based on the entire company, except for orders and revenue which are budgeted separately for each product line. Accordingly, as of December 31, 2006, the company operates as a single integrated business and has one reportable operating segment.

The following table summarizes the company’s sales by product line for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Unmanned Systems	$110,653	$92,013	$203,988	$183,603
Services and Logistics	43,045	25,584	82,147	45,383
Test Systems	20,527	10,192	41,730	19,121
Training Systems	1,271	4,080	3,665	7,712
Advanced Programs	4,448	5,195	8,644	9,152
Other	3,226	336	3,842	1,130
	$183,170	$137,400	$344,016	$266,101

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates and those differences could be material.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Note B - New Accounting Pronouncement

On February 15, 2007, Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 155 (“SFAS No. 159”), was issued.  SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  SFAS No. 159 permits an entity to choose to measure many financial assets and liabilities and certain other items at fair value.  The company is currently evaluating whether to elect the option provided for in this standard.

Note C- Earnings Per Share

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

Options to purchase 50,962 shares and 122,058 shares of the company’s Common Stock for the three and six months ended June 30, 2007, respectively, and options to purchase 37,500 shares and 128,500 shares of the company’s Common Stock for the three and six months ended June 30, 2006, respectively, were not included in the computation of diluted earnings per share because their impact would be anti-dilutive.

Basic and diluted earnings per share amounts were computed as follows:

	Three Months Ended June 30,
	2007			2006
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings per share:
Income from continuing operations	$10,415	10,278,225	$1.01	$8,352	11,400,448	$0.73

Effect of dilutive securities:
Stock options	—	399,728		—	399,259
3.75% Convertible Senior Notes	863	3,058,356		492	3,058,356
Diluted earnings per share:
Income from continuing operations	$11,278	13,736,309	$0.82	$8,844	14,858,063	$0.60

	Six Months Ended June 30,
	2007			2006
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings per share:
Income from continuing operations	$20,440	10,683,366	$1.91	$16,004	11,345,420	$1.41

Effect of dilutive securities:
Stock options	—	392,076		—	416,578
3.75% Convertible Senior Notes	1,740	3,058,356		1,802	3,058,356
Diluted earnings per share:
Income from continuing operations	$22,180	14,133,798	$1.57	$17,806	14,820,354	$1.20

Note D - Stock-Based Compensation

Stock-based compensation expense of  $836 and $782 for the three months ended June 30, 2007 and 2006, respectively and $1,634 and $1,144 for the six months ended June 30, 2007 and 2006, respectively, was recorded in operating costs and expenses included in operating income. Additional compensation cost will be recognized as new options are awarded. As of June 30, 2007, there was $5,230 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the company’s equity compensation plan. That cost is expected to be recognized over a three-year period.

A summary of stock option activity during the six months ended June 30, 2007 under the company’s equity compensation plan is as follows:

Number of Shares (in thousands)
Number of shares under option:
Outstanding at January 1, 2007	1,020
Granted	161
Exercised	(40)
Cancelled	(8)
Outstanding at June 30, 2007	1,133

Exercisable at June 30, 2007	745
Unexercisable at June 30, 2007	388

Available for future grants	609

Note E - Marketable Equity Securities

The company’s investment in marketable equity securities consists of the common stock of one company in the Aerospace and Defense industry.  In June 2007, the company sold 369,287 shares for $6,651, at an average price of $18.01, resulting in a realized gain of $37.  The company’s remaining cost basis is $5,988 and the carrying value (fair market value) was $5,474 at June 30, 2007.

Unrealized holding gains and losses deemed temporary on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. If an unrealized holding loss is deemed to be other-than-temporary, such unrealized loss is charged to earnings when identified.

In June 2006, the investee company disclosed the indictment of the investee company and its chairman and suspension of certain of its plants from receiving U.S. Government contracts, and possible delisting of its common stock.  In October 2006, the investee company announced that the suspension of certain of its plants from receiving U.S. Government contracts had been lifted.  On June 27, 2007, the investee company announced that two of its eight manufacturing facilities had been suspended from receiving new U.S. Government contract awards pending completion of a full investigation of certain deliveries by the investee company.  Management continues to evaluate the financial stability of the investee company in relation to the severity and duration of the unrealized loss. Based on that evaluation and the company’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the company does not consider this investment to be other-than-temporarily impaired at June 30, 2007. At June 30, 2007, the cumulative net unrealized loss recorded in accumulated other comprehensive loss was $514.

Note F - Supplemental Balance Sheet and Cash Flow Information

Inventories consisted of the following components for the periods specified:

	June 30,	December 31,
	2007	2006
Work-in-process	$69,675	$60,194
Materials and supplies	17,273	13,506
Total inventories	$86,948	$73,700

Cash paid for Federal income taxes during the six months ended June 30, 2007 and 2006 was $14,300 and $8,010, respectively.  Cash paid for interest during the six months ended June 30, 2007 and 2006 was $2,257 and $2,332, respectively.

Note G - Goodwill and Intangibles

On November 14, 2006, the company acquired McTurbine Inc.  The purchase price was allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded to goodwill. The company is in the process of obtaining valuations of certain assets and recently obtained a preliminary valuation of McTurbine’s assets that increased intangible assets by $4,887 and decreased goodwill by the same amount.  The increase in intangible assets and decrease in goodwill has been recorded in the Consolidated Balance Sheet as of June 30, 2007.

Note H - Pension and Other Post-Retirement Benefits

On December 29, 2006, United Industrial completed the sale of its wholly owned subsidiary, Detroit Stoker Company (“Detroit Stoker”). Detroit Stoker maintained its own tax-qualified defined benefit plan for union employees and unfunded post-retirement benefit plans for eligible employees.  The assets and liabilities of these plans were transferred with Detroit Stoker to the new owner as part of the sale transaction. In addition, the company agreed to transfer the portion of the assets and liabilities in the company’s tax-qualified defined benefit plan attributable to the frozen accrued pension benefits of active Detroit Stoker non-union employees, determined as of the closing date of the merger, to the new pension plan established by Detroit Stoker. The assets of $2,199 were transferred on April 30, 2007. All amounts in the tables below for the three and six months ended June 30, 2006 have been adjusted to reflect the transfer of these assets and liabilities of the Detroit Stoker plans with the exception of the transferred portion attributable to the frozen accrued pension benefits of active Detroit Stoker non-union employees. Pension expense related to Detroit Stoker has been reported in income from discontinued operations for the three and six months ended June 30, 2006.

The following table provides the components of net periodic pension benefit cost for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$1,245	$1,175	$2,454	$2,350
Interest cost	2,842	2,500	5,625	5,000
Expected return on plan assets	(3,206)	(3,100)	(6,435)	(6,200)
Amortization of prior service cost	167	175	333	350
Amortization of actuarial loss	1,202	1,225	2,278	2,450
Net periodic pension benefit cost	$2,250	$1,975	$4,255	$3,950

The following table provides the components of post-retirement benefit obligation cost other than pension benefit for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$17	$23	$34	$46
Interest cost	223	226	446	452
Amortization of prior service cost	3	3	6	6
Amortization of actuarial loss	37	33	74	66
Net periodic other post-retirement benefit cost	$280	$285	$560	$570

The following table provides the company’s contributions to and benefits paid under pension, and post-retirement benefit plans other than pension benefit for the six months ended June 30, 2007 and 2006:

	Pension Benefits Six Months Ended June 30,		Post-retirement Benefit Obligation Other Than Pension Benefit Six Months Ended June 30,
	2007	2006	2007	2006

Expected fiscal year contributions reported at the end of the prior year:
Employer	$5,200	—	$2,118	$2,236
Employee	—	—	—	—
Total expected contributions at end of prior year	5,200	—	2,118	2,236

Actual contributions made in the current year	1,405	—	993	1,006
Remaining contributions expected to be made in the current year	2,905	—	891	963
Total expected current year contributions	4,310	—	1,884	1,969
Difference from expectations at end of the prior year	$(890)	—	$(234)	$(267)

Note I - Comprehensive Income

The following table sets forth the components of other comprehensive income and total comprehensive income for the periods specified:

	Three Months Ended June 30,		Six Months Ended June 30
	2007	2006	2007	2006

Net income	$10,133	$10,259	$19,328	$18,827

Other comprehensive income:
Recognition of prior service cost and actuarial loss, net of tax	917	—	1,750	—
Adjustment for sale of marketable securities	845	—	845	—
Unrealized gain (loss) on marketable securities, net of income taxes	251	(6,074)	(150)	(4,075)
Gain on foreign currency translation	655	388	792	494
Total comprehensive income	$12,801	$4,573	$22,565	$15,246

The company did not record the amortization of prior service cost and actuarial gains through other comprehensive income in the first quarter of 2007.  The company does not believe that the $833 of amortization related to prior service cost and actuarial gains in the first quarter of 2007 had a material impact.

Note J - Income Tax

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

The company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the company had $4,829 of unrecognized tax benefits, all of which would favorably impact the company’s effective tax rate, if recognized. At June 30, 2007, the company had $5,471 of unrecognized tax benefits.

The company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, the company had approximately $2,442 of accrued interest related to uncertain tax positions.

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

Note K - Discontinued Operations

Discontinued Energy Operation

Sale of Energy Segment

United Industrial divested its energy segment (operated through Detroit Stoker Company) on December 29, 2006. For additional information, please see Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations of the discontinued energy operation have been reported in the accompanying consolidated statement of operations for the three and six months ended June 30, 2006 and cash flows for the six months ended June 30, 2006.

Summary results of the discontinued energy operation, which have been reported separately as income from discontinued operations in the accompanying Consolidated Statements of Operations, were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Net sales	$11,815	$20,733
Operating costs and expenses	8,530	15,741
Operating income	3,285	4,992
Other income, net	204	378
Income before income taxes	3,489	5,370
Provision for income taxes	1,268	1,946
Net income	$2,221	$3,424

The following table provides the sources and uses of net cash flows for the discontinued energy operation, which are aggregated and reported separately as net cash used in operating activities from discontinued operations in the accompanying Consolidated Statements of Cash Flows:

Six Months Ended
June 30, 2006
Net income	$3,424
Changes in operating assets and liabilities	(285)
Net cash provided by operating activities from discontinued energy operation	3,139
Net cash used in investing activities from discontinued energy operation, purchase of property and equipment	(42)
Net increase in cash and cash equivalents from discontinued energy operation	$3,097

There were no cash flows from financing activities from the discontinued energy operation for the six months ended June 30, 2006.

Discontinued Transportation Operation

In December 2001, United Industrial’s Board of Directors decided to discontinue the transportation business.  The company ceased to accept new transportation business at that time and decided to sell all or part of the transportation business and “runoff” the operations for any remaining contractual obligations. As of June 30, 2007, the company’s discontinued transportation operation consists primarily of its investment in Electric Transit, Inc. (“ETI”).  ETI is owned 35% by AAI Corporation and 65% by Skoda, a Czech company.  AAI Corporation’s last commitment to ETI expired in April 2006.  (See Note L for additional information.)

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

Summary results of the discontinued transportation operation, which have been reported separately as loss from discontinued operations in the accompanying Consolidated Statements of Operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales	$270	$446	$642	$839
Cost of sales	(178)	109	(500)	(146)
General and administrative expenses	(506)	(1,023)	(1,813)	(1,584)
Other expense	(20)	(14)	(40)	(33)
Loss before income taxes	(434)	(482)	(1,711)	(924)
Benefit from income taxes	152	168	599	323
Loss from discontinued transportation operation, net of income tax benefit	$(282)	$(314)	$(1,112)	$(601)

The following table provides the sources and uses of net cash flows for the discontinued transportation operation, which are aggregated and reported separately as net cash used in discontinued operations in the accompanying Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2007	2006
Net loss	$(1,112)	$(601)
Changes in operating assets and liabilities	621	(906)
Deferred income taxes	—	98
Net cash used in operating activities from discontinued transportation operation	$(491)	$(1,409)

There were no cash flows from financing or investing activities from the discontinued transportation operation for the six months ended June 30, 2007 or 2006.

Assets and liabilities of the discontinued transportation operation, which have been reported and summarized in the accompanying Consolidated Balance Sheets as Assets and Liabilities of discontinued operations, respectively, were as follows:

	June 30,	December 31,
	2007	2006
Current Assets:
Cash	$224	$387
Accounts receivable	109	206
Prepaid expenses and other current assets	153	98
Deferred income taxes	11,305	11,305
	$11,791	$11,996
Current Liabilities:
Accounts payable	$547	$61
Accrued employee compensation and taxes	173	150
Other current liabilities	11,761	11,779
Accrual for contract losses	48	123
	$12,529	$12,113

Note L - Commitments and Contingencies

In the normal course of its continuing and discontinued operations, various lawsuits, claims and legal proceedings have been or may be instituted or asserted against or by the company. Based on currently available facts the company believes, except as otherwise set forth below, that the disposition of matters pending or asserted against the company will not have a material adverse effect on the company’s financial position, results of operations or liquidity.

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

PERFORMANCE GUARANTIES

In connection with certain contracts, United Industrial’s operating subsidiaries have committed to certain performance guaranties existing at June 30, 2007. Some of these performance guaranties are supported by surety bonds, which totaled $6,723 at June 30, 2007.  The ability to perform under these guaranties may, in part, be dependent on the performance of other parties, including partners and subcontractors. If United Industrial’s operating subsidiaries are unable to meet these performance obligations, the performance guaranties could have a material adverse effect on profit margins and the company’s results of operations, liquidity or financial position. United Industrial’s operating subsidiaries monitor the progress of their partners and subcontractors, and United Industrial and its operating subsidiaries do not believe that the performance of these partners and subcontractors will adversely affect these contracts. No assurances can be given, however, as to the liability of United Industrial’s operating subsidiaries if partners or subcontractors are unable to perform their obligations.

LABOR AND MATERIALS BOND CLAIM

AAI Corporation’s discontinued transportation operation consists of a 35% interest in ETI held by AAI Corporation.  Skoda, a Czech company, owns the remaining 65% of ETI. One of ETI’s contracts involved the design and manufacture of 273 electric trolley buses for the San Francisco Municipal Railway (“MUNI”). In executing its contract with MUNI, ETI entered into subcontracts with AAI Corporation, certain Skoda operating affiliates and others.  All remaining ETI and AAI Corporation contractual performance obligations to MUNI concluded on April 22, 2007.

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

Note M - Dividends

During each quarter of the six months ended June 30, 2007 and 2006, United Industrial’s Board of Directors declared and paid a dividend of $0.10 per share on its Common Stock.

Quarter ended	Total amount dividends paid	Date dividends were paid

March 31, 2007	$1,100	March 26, 2007
June 30, 2007	$1,030	May 30, 2007
March 31, 2006	$1,127	March 27, 2006
June 30, 2006	$1,139	May 25, 2006

Note N - Treasury Stock

On May 11, 2007, United Industrial’s Board of Directors authorized a stock purchase plan for up to $50,000. The Board also authorized an additional $50,000 of stock purchases for a total of $100,000, contingent on the company executing an amended or new credit facility of at least $200,000 in capacity.  An amendment and restatement of the existing credit facility was completed on May 31, 2007, increasing the capacity of the facility to $200,000.  During the second quarter, United Industrial purchased 577,544 shares of Common Stock at an average market price of $59.39.  At June 30, 2007, $65,699 remained available under the stock purchase plan.

On November 17, 2006, United Industrial’s Board of Directors authorized a stock purchase plan for up to $50,000. At December 31, 2006, $44,719 remained available under the stock purchase plan.  During the three months ended March 31, 2007, United Industrial purchased 827,438 shares at an average market price of $54.04, utilizing all remaining funds available under that plan.

Note O - Long Term Debt and Credit Arrangements

On May 31, 2007, United Industrial and its wholly owned subsidiary, AAI Corporation, (the “Borrowers”) entered into an Amended and Restated Revolving Credit Agreement (the “Credit Agreement”), with a syndicate of nine financial institutions, consisting of SunTrust Bank as administrative agent, Citibank N.A. and JPMorgan Chase Bank as co-syndication agents, Key Bank and PNC Bank as co-documentation agents, and M&T Bank, General Electric Capital Corporation, BB&T Bank, and Wachovia Bank.  The Credit Agreement supersedes the revolving credit agreement established in July 2005.  The Credit Agreement provides for a revolving credit facility (inclusive of a swingline subfacility and a letter of credit subfacility) in an aggregate committed amount of $200,000. The proceeds of the senior secured, revolving credit facility will be used to provide working capital to finance capital expenditures, potential acquisitions, letters of credit, and share repurchases  and for other general corporate purposes.  The revolving credit facility expires on May 31, 2012.

Revolving loans under the Credit Agreement will bear interest at a margin rate of 0.00% to 0.25% above a certain base rate, or 0.75% to 1.25% above the London Interbank Offering Rate (“LIBOR”), subject to UIC’s leverage ratio.  Swingline loans under the Credit Agreement will bear interest at the rate as offered by the swingline lender and accepted by UIC.

The Credit Agreement contains affirmative, negative and financial covenants customary for facilities of this type, including, among other requirements, maintenance of certain leverage and fixed charge coverage ratios. The company was in compliance with all of the covenants in the Credit Agreement at June 30, 2007.

Each of the direct and indirect domestic material subsidiaries of the Borrowers (other than AAI) (the “Subsidiary Loan Parties”) has, on a joint and several basis, unconditionally guaranteed all obligations of the Borrowers under the Credit Agreement and the related credit documents.

Each of the credit facilities is secured (i) by substantially all the personal property of the Borrowers and the Subsidiary Loan Parties, and (ii) a pledge of all equity interests of the domestic subsidiaries and non-voting equity interests of the foreign subsidiaries, and not more than 65% of the voting equity interests of any foreign subsidiary of the Borrowers or the Subsidiary Loan Parties.

As of June 30, 2007, the company had $18,000 outstanding under the revolving credit facility and $7,473 outstanding under the swingline subfacility each incurring interest at an annualized rate of 6.07%, and $1,820 outstanding under the letter of credit subfacility.  At June 30, 2007 $172,707 was available under the revolving credit facility.

The 3.75% Convertible Senior Notes are convertible into shares of the company’s Common Stock prior to stated maturity at an initial conversion rate, subject to adjustment, of 25.4863 shares per $1 principal amount of the 3.75% Convertible Senior Notes (equal to an initial conversion price of approximately $39.24 per share) under certain circumstances. The holders of the 3.75% Convertible Senior Notes can convert their Senior Notes into shares of Common Stock during the calendar quarter from July 1, 2007 through September 30, 2007.  This event was triggered by United Industrial’s stock price remaining above $47.09 (120% of the initial conversion price) for at least 20 consecutive trading days during the last 30 trading days of the quarter ended June 30, 2007.

Note P - Derivative Instruments

In June 2007, the company entered into forward contracts with a notional value totaling $10,384 in order to hedge British pound exposures related to the purchase of unmanned aircraft engines.  These contracts expire from November 2007 through January 2009.  The company marks these forward contracts to market value each period and records the gain or loss in operating income in the Consolidated Statement of Operations.  The gains and losses on these instruments offset losses and gains on the underlying purchase commitments.  The company recognized a gain of $96 for the three and six months ended June 30, 2007 as a result of the change in fair value of the forward contracts.

Note Q - Supplemental Guarantor Information

In September 2004, United Industrial issued and sold $120,000 aggregate principal amount of 3.75% Convertible Senior Notes, which are fully and unconditionally guaranteed by AAI. The following condensed consolidating financial information sets forth supplemental information for United Industrial, the parent company, AAI, the guarantor subsidiary, and Detroit Stoker, the non-guarantor subsidiary (prior to its sale), as of June 30, 2007 and December 31, 2006, and for the three and six months ended June 30, 2007 and 2006.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2007
 (Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

ASSETS
Current Assets
Cash and cash equivalents	$—	$1,633	$—	$1,633
Accounts receivable, net	679	63,341	—	64,020
Note receivable	833	—	—	833
Inventories	—	86,948	—	86,948
Other current assets	4,151	7,346	(534)	10,963
Assets of discontinued operations	—	11,791	—	11,791
Total current assets	5,663	171,059	(534)	176,188
Property and equipment, net	—	45,995	—	45,995
Other assets	12,787	106,145	(22,645)	96,287
Investment in consolidated subsidiaries	173,411	—	(173,411)	—
Total assets	$191,861	$323,199	$(196,590)	$318,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of long-term debt	$—	$17	$—	$17
Other current liabilities	6,465	171,109	(52,967)	124,607
Liabilities of discontinued operations	—	12,529	—	12,529
Total current liabilities	6,465	183,655	(52,967)	137,153
Long-term debt	120,000	22	—	120,022
Other long-term liabilities	7,457	69,370	(23,179)	53,648
Intercompany payables (receivables)	50,292	(103,259)	52,967	—
Shareholders’ (deficit) equity	7,647	173,411	(173,411)	7,647
Total liabilities and shareholders’ equity	$191,861	$323,199	$(196,590)	$318,470

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2006

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$40,068	$(910)	$—	$39,158
Accounts receivable, net	1,715	69,706	82	71,503
Note receivable	833	—	—	833
Inventories	—	73,700	—	73,700
Other current assets	4,479	5,623	—	10,102
Assets of discontinued operations	—	11,996	—	11,996
Total current assets	47,095	160,115	82	207,292
Property and equipment, net	—	47,042	—	47,042
Other assets	19,893	107,502	(23,089)	104,306
Investment in consolidated subsidiaries	148,459	—	(148,459)	—
Total assets	$215,447	$314,659	$(171,466)	$358,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,896	$—	$2,896
Other current liabilities	9,884	135,739	(40,040)	105,583
Liabilities of discontinued operations	—	12,113	—	12,113
Total current liabilities	9,884	150,748	(40,040)	120,592
Long-term debt	120,000	30	—	120,030
Other long-term liabilities	7,855	69,953	(23,089)	54,719
Intercompany payables (receivables)	14,409	(54,531)	40,122	—
Shareholders’ equity	63,299	148,459	(148,459)	63,299
Total liabilities and shareholders’ equity	$215,447	$314,659	$(171,466)	$358,640

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2007
 (Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

Net sales	$—	$183,170	$—	$183,170
Operating costs and expenses	(721)	(164,806)	—	(165,527)
Operating (loss) income	(721)	18,364	—	17,643
Non-operating income and (expense):
Interest income	143	100	—	243
Interest expense	(1,370)	(276)	—	(1,646)
Other income, net	132	159	—	291
	(1,095)	(17)	—	(1,112)
(Loss) income from continuing operations before income taxes	(1,816)	18,347	—	16,531
Benefit from (provision for) income taxes	338	(6,454)	—	(6,116)
(Loss) income from continuing operations	(1,478)	11,893	—	10,415
Loss from discontinued operations, net of income tax benefit	—	(282)	—	(282)
Income from investment in subsidiaries	11,611	—	(11,611)	—
Net income	$10,133	$11,611	$(11,611)	$10,133

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2006
 (Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non-Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
Net sales	$—	$137,400	$—	$—	$137,400
Operating costs and expenses	(447)	(123,913)	—	—	(124,360)
Operating (loss) income	(447)	13,487	—	—	13,040
Non-operating income and (expense):
Interest income	644	264	—	—	908
Interest expense	(1,370)	(72)	—	—	(1,442)
Intercompany interest income	10	—	—	(10)	—
Other income, net	615	138	—	—	753
	(101)	330	—	(10)	219
(Loss) income from continuing operations before income taxes	(548)	13,817	—	(10)	13,259
Benefit from (provision for) income taxes	27	(4,934)	—	—	(4,907)
(Loss) income from continuing operations	(521)	8,883	—	(10)	8,352
(Loss) income from discontinued operations, net of income tax benefit (provision)	—	(314)	2,211	10	1,907
Income from investment in subsidiaries	10,780	—	—	(10,780)	—
Net income	$10,259	$8,569	$2,211	$(10,780)	$10,259

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2007
(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

Net sales	$—	$344,016	$—	$344,016
Operating costs and expenses	(1,591)	(308,036)	—	(309,627)
Operating (loss) income	(1,591)	35,980	—	34,389
Non-operating income and (expense):
Interest income	433	352	—	785
Interest expense	(2,743)	(346)	—	(3,089)
Other income, net	50	318		368
	(2,260)	324	—	(1,936)
(Loss) income from continuing operations before income taxes	(3,851)	36,304		32,453
Benefit from (provision for) income taxes	722	(12,735)	—	(12,013)
(Loss) income from continuing operations	(3,129)	23,569		20,440
(Loss) from discontinued operations, net of income tax benefit	—	(1,112)		(1,112)
Income from investment in subsidiaries	22,457	—	(22,457)	—
Net income	$19,328	$22,457	$(22,457)	$19,328

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2006
(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non-Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

Net sales	$—	$266,101	$—	$—	$266,101
Operating costs and expenses	(697)	(238,959)	—	—	(239,656)
Operating (loss) income	(697)	27,142	—	—	26,445
Non-operating income and (expense):
Interest income	1,256	577	—	—	1,833
Interest expense	(2,740)	(85)	—	—	(2,825)
Intercompany interest income (expense)	25	—	—	(25)	—
Other (expense) income, net	(30)	198	—	—	168
	(1,489)	690	—	(25)	(824)
(Loss) income from continuing operations before income taxes	(2,186)	27,832	—	(25)	25,621
Benefit from (provision for) income taxes	340	(9,957)	—	—	(9,617)
(Loss) income from continuing operations	(1,846)	17,875	—	(25)	16,004
(Loss) income from discontinued operations, net of income tax (provision) benefit	—	(601)	3,399	25	2,823
Income from investment in subsidiaries	20,673	—	—	(20,673)	—
Net income	$18,827	$17,274	$3,399	$(20,673)	$18,827

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007
(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries

OPERATING ACTIVITIES:
Cash flows provided by (used in) continuing operations	$33,059	$(15,206)	$—	$17,853
Cash flows used in operating activities from discontinued operations	—	(491)	—	(491)

Net cash provided by (used in) operating activities	33,059	(15,697)	—	17,362

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(4,346)	—	(4,346)
Proceeds from sale of marketable equity securities	6,651	—	—	6,651
Repayment of note receivable	200	—	—	200

Net cash provided by (used in) investing activities	6,851	(4,346)	—	2,505

FINANCING ACTIVITIES:
Borrowings under revolving credit facility	—	25,473	—	25,473
Repayment of long-term debt	—	(2,887)	—	(2,887)
Proceeds from exercise of stock options	960	—	—	960
Excess tax benefit from stock-based compensation	169	—	—	169
Dividends paid	(2,130)	—	—	(2,130)
Purchases of treasury shares	(78,977)	—	—	(78,977)

Net cash (used in) provided by financing activities	(79,978)	22,586	—	(57,392)
(Decrease) increase in cash and cash equivalents	(40,068)	2,543	—	(37,525)
Cash and cash equivalents at beginning of year	40,068	(910)	—	39,158
Cash and cash equivalents at end of period	$—	$1,633	$—	$1,633

CONDENSED CONSOLIDATING FINANCIAL INFORMATION - CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006
(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non-Guarantor)		Eliminations	United Industrial Corporation and Subsidiaries

OPERATING ACTIVITIES:
Cash flows provided by continuing operations	$3,369	$13,217	$—		$—	$16,586
Cash flows (used in) provided by operating activities from discontinued operations	—	(1,409)	3,139		—	1,730
Net cash provided by operating activities	3,369	11,808	3,139		—	18,316

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3,484)	—		—	(3,484)
Business acquisition, net of cash received	—	(6,556)	—		—	(6,556)
Net cash used in investing activities from continuing operations	—	(10,040)	—		—	(10,040)
Net cash used in investing activities from discontinued operations	—	—	(42)		—	(42)
Net cash used in investing activities	—	(10,040)	(42)		—	(10,082)

FINANCING ACTIVITIES:
Repayment of long-term debt	—	(642)	—		—	(642)
Decrease in deposits and restricted cash	—	4,810	—		—	4,810
Proceeds from exercise of stock options	2,414	—	—		—	2,414
Excess tax benefit from stock-based compensation	1,059	—	—		—	1,059
Dividends paid	(2,270)	—	—		—	(2,270)
Net cash provided by financing activities	1,203	4,168	—		—	5,371
Increase in cash and cash equivalents	4,572	5,936	3,097		—	13,605
Cash and cash equivalents at beginning of year	54,365	8,768	14,363	(1)	—	77,496
Cash and cash equivalents at end of period	$58,937	$14,704	$17,460	(2)	$—	$91,101

(1)             Reported in assets held for sale at January 1, 2006.

(2)             Reported in assets held for sale at June 30, 2006.

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

•       demand for and market acceptance of, the company’s products;

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

These statements speak only as to the date when they are made.  The company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date of this Quarterly Report on Form 10-Q that may affect the accuracy of any forward-looking statements.  See “Risk Factors” under Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2006, for important factors that could cause the company’s actual results to differ materially from those suggested by the company’s forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

The following discussion should be read in conjunction with the company’s Consolidated Financial Statements and related notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, and the discussion included in its Annual Report on Form 10-K for the year ended December 31, 2006.

Defense Industry Considerations

The U.S. Government, principally the U.S. Department of Defense (“DoD”), is the company’s largest customer, and the company expects that direct and indirect sales to the DoD will be its primary source of revenue for the foreseeable future.  The company’s largest product area includes the development, manufacture and support of Unmanned Aircraft Systems (“UAS”), including the Shadow® 200 Tactical Unmanned Aircraft System (“TUAS”), which is the tactical UAS platform for the U.S. Army and Marine Corps.  AAI is one of a limited number of companies to have entered full-rate production and successfully fielded operational UAS for the DoD.

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

On November 28, 2006, AAI acquired Symtx, Inc. for a cash purchase price of $34,300 (exclusive of acquisition costs), with the potential for an additional payment of up to $5,000 based upon the achievement of a certain financial target in 2007.  Symtx contributed net sales of $10,609 and $22,972 in the three and six months ended June 30, 2007, respectively.

On November 14, 2006, the company acquired McTurbine Inc. for a cash purchase price of $31,000 (exclusive of acquisition costs) subject to adjustment based upon the closing net worth of McTurbine.  On July 5, 2007 the company paid an additional $1,239 in purchase price.  McTurbine contributed net sales of $6,829 and $12,830 in the three and six months ended June 30, 2007, respectively.

On June 19, 2006, the company acquired Aerosonde Pty Ltd. and Aerosonde North America, Incorporated in stock purchase transactions for an aggregate cash purchase price of $6,338 (exclusive of acquisition costs), with additional consideration payable upon the achievement of certain milestones. One of these milestones was achieved and resulted in a $500 payment by the company in February 2007.  Aerosonde contributed net sales of $639 and $777 in the three and six months ended June 30, 2007, respectively.

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

The following information relates to the continuing operations of the company and its consolidated subsidiaries, except where references are made to discontinued operations. The transportation operation and the former energy operation are accounted for as discontinued operations in the company’s consolidated financial statements for the three and six months ended June 30, 2007 and 2006 and for the year ended December 31, 2006.

Consolidated Results of Operations

Continuing Operations

The following discussion provides an overview of the company’s consolidated results of operations from continuing operations for the three and six months ended June 30, 2007 and 2006.

Certain reclassifications were made to prior periods to conform to the current period presentation.

Summary for the Three and Six Months Ended June 30, 2007 Compared to the Three and Six Months Ended June 30, 2006

Summary financial results for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2007	2006	$	%	2007	2006	$	%
Net sales	$183,170	$137,400	$45,770	33.3%	$344,016	$266,101	$77,915	29.3%
Operating costs and expenses	165,527	124,360	41,167	33.1	309,627	239,656	69,971	29.2
Operating income	17,643	13,040	4,603	35.3	34,389	26,445	7,944	30.0
Operating margin	9.6%	9.5%	—	—	10.0%	9.9%	—	—
Non-operating (expense) income, net	(1,112)	219	(1,331)	(607.8)	(1,936)	(824)	(1,112)	(135.0)
Income from continuing operations, net of income taxes	10,415	8,352	2,063	24.7	20,440	16,004	4,436	27.7
(Loss) income from discontinued operations, net of income tax benefit (provision)	(282)	1,907	(2,189)	(114.8)	(1,112)	2,823	(3,935)	(139.4)
Net income	10,133	10,259	(126)	(1.2)	19,328	18,827	501	2.7

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Net sales for the second quarter of 2007 increased 33.3% to $183,170, from $137,400 during the same period in 2006. The growth in net sales includes $18,024 related to acquisitions made by the company in 2006, $8,614 of increased sales for the UAS One System® ground control station including greater developmental efforts supporting the Extended Range Multi-Purpose UAS program and production of  One System Remote Video Terminals, an increase of $5,740 in logistical support for an increasing number of fielded Shadow 200 TUAS, $5,557 increased volume on aircraft Maintenance

Training Device (“MTD”) programs, a $2,064 increase in engineering activities primarily related to new UAS initiatives, a $1,541 increase in the Shadow 200 TUAS production program, and other increases of $4,230.

Operating margin for the second quarter of 2007 was 9.6%, 0.1 of a percentage point greater than during the second quarter of 2006.  This increase includes favorable performance on fixed price production contracts and lower non-cash pension expense, partially offset by higher intangible asset amortization resulting from acquisitions made during the second half of 2006, and a cost overrun of $1,284 (largely due to penalties for late delivery) on a particular Training system fixed price contract nearing completion.

Net income from continuing operations for the second quarter of 2007 increased 24.7% to $10,415, or $0.82 per diluted share, from $8,352, or $0.60 per diluted share, during the same period in 2006.

Net income, including results of both continuing and discontinued operations, for the second quarter of 2007 decreased 1.2% to $10,133, or $0.80 per diluted share, from $10,259, or $0.72 per diluted share, during the same period in 2006.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Net sales for the six months ended June 30, 2007 increased 29.3% to $344,016 from $266,101 during the same period in 2006. The growth in net sales includes $36,526 related to acquisitions made by the company in 2006, $16,149 of increased sales for the UAS One System ground control station including greater developmental efforts supporting the Extended Range Multi-Purpose UAS program and production of One System Remote Video Terminals, a $15,491 increase due to increased volume on aircraft MTD programs, a $10,674 increase in logistical support for an increasing number of fielded Shadow 200 TUAS, a $4,145 increase in UAS engineering activities, and $8,089 in other increases.  These increases were partially offset by a decrease of $13,159 in the Shadow 200 TUAS production program, primarily due to the timing of material requirements in the first quarter of 2007.

Operating margin for the first six months of 2007 was 10.0%, 0.1 of a percentage point greater than during the first six months of 2006.  This increase includes favorable performance on fixed price production contracts and lower non-cash pension expense, partially offset by higher intangible asset amortization resulting from acquisitions made during the second half of 2006, a cost overrun of $1,284 (largely due to penalties for late deliveries) on a particular Training system fixed price contract nearing completion, higher non-cash long-term incentive compensation, and lower award fee income due to the timing of recognizing such award fees for the Biological Detection Systems (“BDS”) program.

Net income from continuing operations for the six months ended June 30, 2007 increased 27.7% to $20,440, or $1.57 per diluted share, from $16,004, or $1.20 per diluted share, during the same period in 2006.

Net income, including results of both continuing and discontinued operations, for the six months ended June 30, 2007 increased 2.7% to $19,328, or $1.49 per diluted share, from $18,827, or $1.39 per diluted share, during the same period in 2006.

Discontinued Operations

Energy Operation

On December 29, 2006, United Industrial completed the sale of its wholly owned subsidiary, Detroit Stoker Company, which constituted the energy operation. The company’s discontinued energy operation reported income of $2,221 and $3,424, net of income tax for the three and six months ended June 30, 2006, respectively.  For additional information regarding the discontinued energy operation, see Note K to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Transportation Operation

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

The company’s discontinued transportation operation reported a loss of $282, net of income tax benefit, for the three months ended June 30, 2007, compared to a loss of $314, net of income tax benefit, for the same period in 2006, and reported a loss of $1,112, net of income tax benefit, for the six months ended June 30, 2007, compared to a loss of $601, net of income tax benefit, for the same period in 2006.

The company’s discontinued transportation operation incurred $413 and $1,529 of pretax general and administrative expenses attributable to on-going litigation involving AAI Corporation’s claims under a labor and materials bond and a loss of $21 and $182 reported by ETI for the three and six months ended June 30, 2007, respectively.

The company’s discontinued transportation operation incurred $822 and $1,266 of pretax general and administrative expenses to wind down its operations including litigation costs associated with AAI Corporation’s bond claim noted above, partially offset by net income of $340 and $342 reported by ETI, for the three and six months ended June 30, 2006, respectively.

For additional information regarding the discontinued transportation operation, see Note K to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Funded Backlog

The company’s funded backlog represents the estimated remaining sales value of work to be performed under contracts for which funds have been appropriated or purchase orders received. Backlog at June 30, 2007 and December 31, 2006 was as follows:

June 30,	December 31,	Increase
2007	2006	$	%
$678,468	$662,244	$16,224	2.5%

The increase in funded backlog at June 30, 2007 compared to December 31, 2006 was generally due to an increase in U.S. Army orders for continued logistical support services for delivered Shadow 200 TUAS systems, including systems deployed in Operation Iraqi Freedom, and new Shadow 200 TUAS production.

The company received $144,547 of funded new orders for products and services during the second quarter of 2007, a decrease of $107,644, or 42.7%, compared to $252,191 for the same period in 2006.

The company received $360,240 of funded new orders for products and services during the six months ended June 30, 2007, a decrease of $59,029, or 14.1%, compared to $419,269 for the same period in 2006.

The decrease in funded new orders in 2007 compared to 2006 primarily reflects the timing of new orders for Shadow 200 TUAS production and logistical support for fielded Shadow 200 TUAS. The company does not expect this decrease to represent a trend for future funded new orders.

Liquidity and Capital Resources

Overview

The company’s principal sources of liquidity are cash on hand, cash generated from operations and a revolving credit facility. On May 31, 2007, United Industrial and its wholly owned subsidiary, AAI Corporation, (the “Borrowers”) entered into an Amended and Restated Revolving Credit Agreement (the “Credit Agreement”).  For additional information regarding the Credit Agreement see Note O to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2007, the company had $18,000 outstanding under the revolving credit facility and $7,473 outstanding under the swingline subfacility each incurring interest at an annualized rate of 6.07%, and $1,820 outstanding under the letter of credit subfacility.  At June 30, 2007 $172,707 was available under the revolving credit facility.

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

Further acquisitions depend, in part, on the availability of financial resources at an acceptable cost of capital. The company expects to utilize cash on hand and generated by operations, as well as cash available under the Credit Facility, and may involve negotiation of a new credit facility or the renegotiation of credit limits to finance future acquisitions as well as purchases of the company’s Common Stock and for other general corporate purposes.  Other sources of capital could include the issuance of common and/or preferred stock, and the placement of debt. The company periodically evaluates capital markets and may access such markets when circumstances appear favorable. The company believes that sufficient capital resources will be available from one or several of these sources to finance future acquisitions. However, no assurances can be made that acceptable financing will be available, or that acceptable acquisition candidates will be identified, or that any such acquisitions will be accretive to earnings.

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

Sources and Uses of Cash

The following is a discussion of the company’s major operating, investing and financing activities for the six months ended June 30, 2007 and June 30, 2006.  The financial information presented in the table below is summarized from the company’s Consolidated Condensed Statements of Cash Flows for the periods presented.

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net cash provided by continuing operations	$17,853	$16,586
Net cash (used in) provided by operating activities from discontinued operations	(491)	1,730
Net cash provided by operating activities	17,362	18,316
Net cash provided by (used in) investing activities by continuing operations	2,505	(10,040)
Net cash used in investing activities from discontinued operations	—	(42)
Net cash (used in) provided by financing activities by continuing operations	(57,392)	5,371
(Decrease) increase in cash and cash equivalents	$(37,525)	$13,605

Operating Activities

Net cash provided by continuing operations in the six months ended June 30, 2007 increased $1,267 to $17,853 compared to the six months ended June 30, 2006.  This increase was generally due to the timing of cash receipts related to milestone billings, offset by inventory purchases and an increase in accounts payable.

The company’s cash flows from operations are dependent on the timing of receipts from various U.S. government payment offices and, as a result, may differ from period to period and such differences could be significant.

Net cash used by the discontinued Transportation operation in the six months ended June 30, 2007 primarily related to expenses attributable to ongoing litigation involving AAI’s claims under a labor and materials bond, as discussed in Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of the company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Note L to the Consolidated Condensed Financial Statements included in part I, Item 1 of this Quarterly Report on Form 10-Q.

Investing Activities

For the six months ended June 30, 2007 and June 30, 2006, investing activities included the purchases of property and equipment of $4,346 and $3,484, respectively.  In June 2007, the company sold a portion of its marketable equity securities and received cash of $6,651.  On June 19, 2006, the Company purchased Aerosonde Pty Ltd and Aerosonde North America for $6,556, net of cash acquired.

Financing Activities

The company’s financing activities in the six months ended June 30, 2007 included the use of $78,977 for the purchase of the company’s Common Stock, $2,887 for the repayment of long-term debt and $2,130 for dividends paid, offset by proceeds from borrowings under the Credit Facility of $25,473 and proceeds from the exercise of stock options of $960.

The company’s financing activities in the six months ended June 30, 2006 provided $5,371 of cash, including a decrease in restricted cash of $4,810, proceeds from the exercise of stock options of $2,414, excess tax benefits from stock-based payment arrangements of $1,059, offset by dividends paid of $2,270 and repayment of long-term debt of $642.

Debt and Related Covenants

On September 15, 2004, United Industrial issued and sold $120,000 aggregate principal amount of 3.75% Convertible Senior Notes. Under specific circumstances, United Industrial may have to pay, in cash or a combination of cash and Common Stock, amounts in addition to the 3.75% fixed interest rate. Such payments, which are defined in the Indenture governing the 3.75% Convertible Senior Notes, include Contingent Interest, Additional Interest, a Make-Whole Interest Payment and a Repurchase Event Make-Whole Premium. See Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a more detailed discussion of the amounts of these contingent payments and the circumstances that would trigger such additional payments.

On May 31, 2007, United Industrial and its wholly owned subsidiary, AAI Corporation, entered into an Amended and Restated Revolving Credit Agreement with a syndicate of nine financial institutions.  The Credit Agreement supersedes the revolving credit agreement established in July, 2005.  The Credit Agreement provides for a revolving credit facility (inclusive of a swingline subfacility and a letter of credit subfacility) in an aggregate committed amount of $200,000. The proceeds of the senior secured, revolving credit facility will be used to provide working capital; to finance capital expenditures, potential acquisitions, letters of credit, and share repurchases; and for other general corporate purposes.  The revolving credit facility expires on May 31, 2012.  The company was in compliance with all of the covenants in the Credit Agreement at June 30, 2007.

Cash Requirements

Capital Expenditures

Capital expenditures in 2007 are expected to be primarily in support of UAS, facilities and information technology projects. The company expects 2007 capital expenditures to approximate 2006 capital expenditures.

Other Cash Requirements

On May 11, 2007, United Industrial’s Board of Directors authorized a stock purchase plan for up to $50,000. The Board also authorized an additional $50,000 of stock purchases for a total of $100,000, contingent on the company executing an amended or new credit facility of at least $200,000 in capacity.  An amendment and restatement of the existing credit facility was completed on May 31, 2007, increasing the capacity of the facility to $200,000. During the second quarter, United Industrial purchased 577,544 shares of Common Stock at an average market price of $59.39. At June 30, 2007, $65,699 remained available under the stock purchase plan.

On November 17, 2006, United Industrial’s Board of Directors authorized a stock purchase plan for up to $50,000.  As of March 31, 2007, United Industrial had purchased a total of 933,174 shares at an average market price of $53.58, utilizing all funds available under the plan.

During the six months ended June 30, 2007, the company paid two quarterly cash dividends of $0.10 per share for an aggregate amount of $2,130.  The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the company’s corporate strategy, future earnings, operations, capital requirements and the company’s financial condition and general business conditions.  Should the company distribute a cash dividend in any quarterly period in excess of $0.10 per share, the conversion rate provided for in the Indenture governing the 3.75% Convertible Senior Notes would be adjusted.  In addition, the company’s Credit Facility imposes certain restrictions on the payment of dividends.

The company does not expect significant additional cash requirements to exit the discontinued Transportation operation subsequent to June 30, 2007, except for legal fees to be incurred related to claims made by AAI Corporation in pursuit of payment under a surety bond. (See Note L to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of AAI Corporation’s claims.)

For additional information regarding the company’s contingencies, please see the discussion under the heading “Contingent Matters” below.

During 2007 the company expects to contribute $4,310 to the UIC Retirement Plan, of which $1,405 was paid during the six months ended June 30, 2007.  Further, the company expects to pay other post-retirement benefits of approximately $1,884 in 2007, of which $993 was paid during the six months ended June 30, 2007.

Contingent Matters

Off-Balance Sheet Arrangements

In connection with certain contracts, the company has committed to certain performance guarantees. Some of these performance guaranties are supported by surety bonds, which totaled $6,723 at June 30, 2007.  The ability to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the company’s results of operations, liquidity or financial position. The company monitors the progress of its partners and subcontractors, and as of June 30, 2007 does not believe that the performance of these partners and subcontractors will adversely affect these contracts. No assurances can be given, however, as to the liability of the company if partners or subcontractors are unable to perform their obligations.

Other Contingent Matters

The company is involved in various lawsuits and claims. There have been no material changes in any legal proceedings since the company filed its Annual Report on Form 10-K for the year ended December 31, 2006.  For further information, refer to the Consolidated Financial Statements and Notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006 and see Note L to the Consolidated Financial Statements included in Part I,  Item 1 of this Quarterly Report on Form 10-Q.

Marketable Equity Securities

The company’s investment in marketable equity securities consists of the common stock of one company in the Aerospace and Defense industry. In June 2007, the company sold 369,287 shares for $6,651, at an average price of $18.01, resulting in a realized gain of $37.  The company’s remaining cost basis is $5,988 and the carrying value (fair market value) was $5,474 at June 30, 2007.

Unrealized holding gains and losses deemed temporary on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. If an unrealized holding loss is deemed to be other-than-temporary, such unrealized loss is charged to earnings when identified.

In June 2006, the investee company disclosed the indictment of the investee company and its chairman and suspension of certain of its plants from receiving U.S. Government contracts, and possible delisting of its common stock. In October 2006, the investee company announced that the suspension of certain of its plants from receiving U.S. Government contracts had been lifted.  On June 27, 2007, the investee company announced that two of its eight manufacturing facilities had been suspended from receiving new U.S. Government contract awards pending completion of a full investigation of certain deliveries by the investee company.  Management continues to evaluate the financial stability of the investee company in relation to the severity and duration of the unrealized loss. Based on that evaluation and the company’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the company does not consider this investment to be other-than-temporarily impaired at June 30, 2007. At June 30, 2007 the cumulative net unrealized loss for this investment recorded in accumulated other comprehensive loss was $514.

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

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

Interest Rate

On September 15, 2004, the company issued and sold $120,000 of 3.75% Convertible Senior Notes.  Several features contained in the indenture governing the 3.75% Convertible Senior Notes are considered embedded derivative instruments and are being accounted for as derivative instruments separate from the host contract (i.e., the 3.75% Convertible Senior Notes). The company will record gains or losses in its Consolidated Condensed Statements of Operations for changes in the fair value of these embedded derivatives.  The aggregate fair value assigned to these embedded derivatives at June 30, 2007 was approximately $339 and at December 31, 2006 was approximately $403.  Accordingly, the company recognized a gain of $64 for the six months ended June 30, 2007 as the result of the change in fair value of the embedded derivatives.

Each of the embedded derivatives may result in certain payments to the holders of the 3.75% Convertible Senior Notes.

There has been no other material change in the interest rate market risk or contingent payment features from December 31, 2006 (see Item 7A in the company’s Annual Report on Form 10-K for the year ended December 31, 2006).

Foreign Currency

In June 2007, the company entered into forward contracts with a notional value totaling $10,384 in order to hedge British pounds exposures related to the purchase of unmanned aircraft engines.  The company recognized a gain of $96 in operating income for the six months ended June 30, 2007 as a result of the change in fair value of the forward contracts.

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

Item 4. - Controls and Procedures

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company is in compliance with Rule 13a-15(e) of the Exchange Act.

There has been no change in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended June 30, 2007, that materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

       PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

Reference is made to the information contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth above in Item 2 of Part I and Note L to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2. -Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program
4/1/07 — 4/30/07	—	$—	—	$—
5/1/07 — 5/31/07	491,207	$59.30	491,207	$70,873
6/1/07 — 6/30/07	86,337	$59.94	86,337	$65,699

(1) On May 11, 2007 the company announced that its Board of Directors authorized a $50,000 stock purchase plan.  The Board also authorized an additional $50,000 of stock purchases for a total of $100,000, contingent on the company executing an amended or new credit facility of at least $200,000 in capacity.  An amendment and restatement of the existing credit facility was completed on May 31, 2007, increasing the capacity of the facility to $200,000.

Item 4. - Submission of Matters to a Vote of Security Holders

(a)  The Company held its 2007 Annual Meeting of Shareholders on May 18, 2007.

(b)  The following matters were voted upon at the meeting:

(i)                         The first item considered was the election of six directors of the company to serve until the 2008 annual meeting of shareholders, and the results of such voting were as follows:

Nominees	Votes For	Withheld
Thomas A. Corcoran	9,871,801	141,304
Glen M. Kassan	9,885,930	127,176
Warren G. Lichtenstein	9,866,686	146,420
Robert F. Mehmel	9,900,769	112,336
Gen. Richard I. Neal (Ret.)	9,896,038	117,068
Frederick M. Strader	9,906,272	106,883

(ii)                      The second item considered was a proposal to ratify KPMG LLP as the company’s independent auditor for the year ended December 31, 2007, which was approved with 9,859,526 shares voted in favor of such proposal, 127,812 shares voted against such proposal, and holders of 25,766 shares abstained.

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

UNITED INDUSTRIAL CORPORATION

Date: August 9, 2007	By:	/s/ James H. Perry
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