Form 10-Q
period 2007-09-30
UNITED INDUSTRIAL CORP /DE/
filed 2007-11-09
CIK 101271

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-4252

UNITED INDUSTRIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2081809 (I.R.S. Employer Identification No.)
124 Industry Lane, Hunt Valley, Maryland (Address of principal executive offices)	21030 (zip code)
(410) 628-3500 (Registrant's telephone number, including area code)
Not Applicable (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,899,936 shares of common stock as of November 2, 2007.

UNITED INDUSTRIAL CORPORATION

Explanatory Note—Agreement to be Acquired by Textron Inc.

        On October 7, 2007, United Industrial Corporation ("United Industrial") entered into an Agreement and Plan of Merger ("the Merger Agreement") with Textron Inc. ("Textron") and Marco Acquisition Sub Inc., an indirect wholly owned subsidiary of Textron ("Purchaser"). Pursuant to the Merger Agreement, on October 16, 2007, Purchaser commenced a tender offer to purchase all of the outstanding shares of common stock of United Industrial for $81.00 per share (the "Offer") net to the seller in cash, without interest and less any applicable withholding taxes. As soon as practicable following completion of the Offer, Purchaser will merge with and into United Industrial. The Offer is scheduled to expire at 12:00 midnight, New York City time, on Tuesday, November 13, 2007, unless extended by Purchaser in its discretion or as required pursuant to the Merger Agreement.

        Accordingly, this Quarterly Report on Form 10-Q should be read with the understanding that, should the Offer and the Merger be completed, United Industrial will be an indirect wholly owned subsidiary of Textron and Textron will have the power to control United Industrial and the conduct of its business.

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements
(Dollars in thousands, except share and per share amounts, or unless otherwise noted)

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,291	$39,158
Accounts receivable, net	64,618	71,503
Note receivable	833	833
Inventories	88,188	73,700
Prepaid expenses and other current assets	12,591	10,102
Assets of discontinued operations	11,892	11,996

Total current assets	182,413	207,292
Marketable equity securities	4,989	11,392
Deferred income taxes, net of valuation allowance	2,472	4,073
Note receivable	3,267	4,167
Intangible assets, net	30,413	27,894
Goodwill	48,108	51,314
Other assets	6,116	5,466
Property and equipment, net	47,234	47,042

Total assets	$325,012	$358,640

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Borrowings under revolving credit facility	$16,021	$—
Current portion of long-term debt	17	2,896
Accounts payable	40,037	39,578
Accrued employee compensation and taxes	22,104	17,506
Customer advances	25,615	32,393
Post-retirement benefit obligation other than pension benefit	2,118	2,118
Other current liabilities	19,319	13,988
Liabilities of discontinued operations	12,500	12,113

Total current liabilities	137,731	120,592
Long-term debt	120,018	120,030
Post-retirement benefit obligation other than pension benefit	13,210	14,052
Unfunded status of pension liability	35,987	37,830
Other liabilities	4,315	2,837

Total liabilities	311,261	295,341

Shareholders' equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $1.00 per share; 30,000,000 shares authorized; 9,898,102 and 11,320,095 shares outstanding at September 30, 2007 and December 31, 2006, respectively (net of shares in treasury)	14,374	14,374
Additional capital	88,915	86,471
Retained earnings	107,624	82,337
Treasury stock, at cost; 4,476,046 and 3,054,053 shares at September 30, 2007 and December 31, 2006, respectively	(159,909)	(78,505)
Accumulated other comprehensive loss, net of income tax	(37,253)	(41,378)

Total shareholders' equity	13,751	63,299

Total liabilities and shareholders' equity	$325,012	$358,640

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$166,868	$131,350	$510,884	$397,451
Operating costs and expenses	150,720	121,832	460,347	361,488

Operating income	16,148	9,518	50,537	35,963

Non-operating income and (expense):
Interest income	133	1,175	918	3,008
Interest expense	(2,072)	(1,578)	(5,161)	(4,403)
Other income, net	312	95	680	263

	(1,627)	(308)	(3,563)	(1,132)

Income from continuing operations before income taxes	14,521	9,210	46,974	34,831
Provision for income taxes	(5,268)	(3,489)	(17,281)	(13,106)

Income from continuing operations	9,253	5,721	29,693	21,725
(Loss) income from discontinued operations, net of income tax benefit (provision) of $163 and $(327) for the three months ended September 30, 2007 and 2006, respectively and $762 and $(1,950) for the nine months ended September 30, 2007 and 2006, respectively	(302)	525	(1,414)	3,348

Net income	$8,951	$6,246	$28,279	$25,073

Basic earnings per share:
Income from continuing operations	$0.93	$0.50	$2.85	$1.91
(Loss) income from discontinued operations	(0.03)	0.05	(0.14)	0.30

Net income	$0.90	$0.55	$2.71	$2.21

Diluted earnings per share:
Income from continuing operations	$0.77	$0.45	$2.34	$1.65
(Loss) income from discontinued operations	(0.02)	0.03	(0.10)	0.22

Net income	$0.75	$0.48	$2.24	$1.87

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,279	$25,073
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income tax benefit (provision)	1,414	(3,348)
Amortization of debt issuance costs and deferred financing costs	915	949
Depreciation and amortization	11,121	8,425
Stock-based compensation	2,491	1,817
Deferred income tax benefit	(1,339)	(973)
Excess tax benefit from stock-based compensation	(327)	(1,059)
Other, net	(485)	(71)
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,885	1,853
Increase in inventories	(14,494)	(11,519)
(Increase) decrease in prepaid expenses and other current assets	(1,762)	1,550
Increase in accounts payable, accruals and other current liabilities	12,038	1,946
(Decrease) increase in customer advances	(6,778)	33,814
Increase in long-term liabilities	1,416	6,057

Net cash provided by operating activities from continuing operations	39,374	64,514
Net cash (used in) provided by operating activities from discontinued operations	(923)	3,657

Net cash provided by operating activities	38,451	68,171
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,193)	(5,110)
Proceeds from sale of marketable equity securities	6,651	—
Collections of note receivable	900	—
Business acquisitions and purchase price adjustments	(1,239)	(6,701)

Net cash used in investing activities from continuing operations	(1,881)	(11,811)
Net cash used in investing activities from discontinued operations	—	(42)

Net cash used in investing activities	(1,881)	(11,853)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	16,021	—
Repayment of long-term debt	(2,891)	(966)
Decrease in deposits and restricted cash	—	4,810
Proceeds from exercise of stock options	1,389	2,414
Excess tax benefit from stock-based compensation	327	1,059
Dividends paid	(3,116)	(3,409)
Purchase of treasury shares	(83,167)	—

Net cash (used in) provided by financing activities	(71,437)	3,908

(Decrease) increase in cash and cash equivalents	(34,867)	60,226
Cash and cash equivalents at beginning of year	39,158	77,496 (1)

Cash and cash equivalents at end of period	$4,291	$137,722 (2)

(1)
Includes cash reported in assets held for sale of $14,363 at January 1, 2006.

(2)
Includes cash reported in assets held for sale of $19,819 at September 30, 2006.

See accompanying notes to the consolidated condensed financial statements.

UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts or unless otherwise noted)

Note A—Basis of Presentation and Nature of Operations

        United Industrial Corporation ("United Industrial") designs, produces and supports aerospace and defense systems through its wholly owned subsidiary, AAI Corporation, and AAI Corporation's direct and indirect wholly owned subsidiaries, AAI Services Corporation, Aerosonde Pty Ltd, Aerosonde North America Incorporated (together with Aerosonde Pty Ltd, "Aerosonde"), ESL Defence Limited ("ESL"), McTurbine Inc. ("McTurbine") and Symtx, Inc. ("Symtx") (collectively with AAI Corporation, "AAI"). The company's high-technology products and services include unmanned aircraft systems, training and simulation systems, automated aerospace test and maintenance equipment, armament systems, aviation ground support equipment, logistical and engineering services, and maintenance, repair and overhaul activities.

        The company's transportation operation and former energy operation are accounted for as discontinued operations. United Industrial divested its energy segment (operated through Detroit Stoker Company) on December 29, 2006 as part of its ongoing strategy to focus the company on its core aerospace and defense business. The historical results of operations of the discontinued energy operation have been reported in the accompanying consolidated statements of operations and cash flows for the three and nine months ended September 30, 2006. (See Notes K and L for additional information.)

        The accompanying Consolidated Condensed Financial Statements of the company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2006.

        On November 28, 2006, AAI Corporation acquired Symtx. On November 14, 2006, AAI Services Corporation acquired McTurbine. On June 19, 2006, AAI Corporation acquired Aerosonde. The operating results of these entities have been included in the consolidated financial statements of the company since their respective acquisition dates.

        The company had two reportable segments, Defense and Energy, prior to the divestiture of Detroit Stoker Company on December 29, 2006. The company's President and Chief Executive Officer, the chief operating decision maker, views the company's aerospace and defense business as a single business segment that addresses a single customer base through the same distribution system. The President and Chief Executive Officer evaluates both consolidated and disaggregated financial information, primarily product line orders, revenues and the operating performance of individual long-term contracts across all product lines, in deciding how to allocate resources and assess performance. The company's product lines have similar long-term economic characteristics and are similar in relation to the nature of their products and customers. These product lines generally share a single production and distribution process. In addition, the budgeting process is primarily based on the entire company, except for orders and revenue that are budgeted separately for each product line.

Accordingly, as of December 31, 2006, the company operates as a single integrated business and has one reportable operating segment.

        The financial results reported for the three and nine months ended September 30, 2007 include an adjustment for immaterial accounting errors solely related to the conversion to (and implementation of) AAI's Enterprise Resource Planning (ERP) system, which went live on January 1, 2006. The duplication of certain procurement transactions, commencing in the fourth quarter of 2005, resulted in immaterial increased earnings in previously reported periods totaling $251 of net income and related interest expense of $188. This cumulative correction resulted in a $438 reduction ($696 pre tax) in net income for the three months ending September 30, 2007.

        Management evaluated the impact of such revised accounting for all quarterly and annual periods since inception of the new ERP system. Based upon this analysis, management concluded that the impact was immaterial to our reported results and financial trends for all periods. The Company recorded the $438 reduction in net income in the three month period ending September 30, 2007 to correct the cumulative impact of these immaterial accounting errors. In light of these immaterial errors, management has re-evaluated the internal control systems surrounding its current ERP system and believes that the design of those controls is appropriate in the circumstances, and that such controls are currently operating effectively.

        The following table summarizes the company's sales by product line for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Unmanned Systems	$97,734	$82,899	$301,723	$266,502
Services and Logistics	44,084	28,669	126,231	74,052
Test Systems	17,300	9,919	59,030	29,040
Training Systems	2,862	3,857	6,527	11,569
Advanced Programs	4,295	5,503	12,939	14,656
Other	593	503	4,434	1,632

	$166,868	$131,350	$510,884	$397,451

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

Agreement to be Acquired by Textron Inc.

        On October 7, 2007, Textron Inc., a Delaware corporation ("Textron"), Marco Acquisition Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of Textron ("Purchaser"), and United Industrial Corporation ("United Industrial"), entered into an Agreement and Plan of Merger (the "Merger Agreement").

        Subject to the terms and conditions of the Merger Agreement, on October 16, 2007, Purchaser commenced a tender offer (the "Offer") to purchase all of the outstanding shares of United Industrial's common stock, par value $1.00 per share ("Common Stock"), at a price of $81.00 per share net to the seller in cash, without interest and subject to any applicable withholding taxes (the "Offer Price"). As soon as practicable following the consummation of the Offer, Purchaser will be merged (the "Merger")

with and into United Industrial, with each outstanding share of Common Stock (other than, among other things, (a) shares held by United Industrial as treasury stock or by Textron or by any subsidiary of United Industrial or Textron and (b) shares held by holders who have properly demanded appraisal for such shares under Delaware law) being converted into the right to receive the Offer Price. United Industrial will survive the Merger as an indirect wholly owned subsidiary of Textron. The Offer is not conditioned upon Purchaser's receipt of financing.

        Under the Merger Agreement, any outstanding United Industrial stock options that are not then vested and exercisable will vest on an accelerated basis immediately prior to the effective time of the Merger (the "Effective Time"). At the Effective Time, any vested, exercisable and outstanding United Industrial stock options will be exchanged for a cash payment for each underlying share equal to the difference between the Offer Price and the exercise price per share.

        United Industrial has made various representations and warranties and has agreed to specified covenants in the Merger Agreement, including covenants relating to United Industrial's conduct of its business between the date of the Merger Agreement and the Effective Time, restrictions on solicitation of proposals with respect to alternative transactions, governmental filings and approvals, public disclosures and other matters. The Merger Agreement also restricts the payment of dividends and purchase of shares of United Industrial's Common Stock by United Industrial.

        The consummation of the Offer and the completion of the Merger are subject to certain conditions, including the tender of a majority of the outstanding Common Stock (determined on a fully-diluted basis); the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") and approvals under applicable antitrust laws of Germany and Austria; and the absence of a Material Adverse Effect (as defined in the Merger Agreement) on the company. The Merger Agreement also contains certain termination rights of Textron and United Industrial and provides that, upon the termination of the Merger Agreement under specified circumstances, United Industrial will be required to pay Textron a termination fee of $33,000.

        On October 25, 2007, the waiting period under the HSR Act applicable to the purchase of shares of Common Stock pursuant to the Offer expired. Accordingly, the condition to the Offer relating to the expiration or termination of the HSR Act waiting period has been satisfied. On October 23, 2007, Textron received antitrust regulatory clearance from the Federal Cartel office under the Act against Restraints of Competition in Germany and, accordingly, the condition relating to the expiration or termination of the antitrust waiting period in Germany has been satisfied.

        Under the terms of the Merger Agreement, United Industrial has agreed to elect to pay in cash any applicable make-whole premiums payable to holders of the 3.75% Convertible Senior Notes due September 15, 2024 (the "3.75% Convertible Senior Notes") that become due in connection with the Merger Agreement and the transactions contemplated thereby. United Industrial has further agreed to timely deliver all notices and take all actions required to be taken under the Indenture in respect of the Offer, the Merger and the other transactions contemplated thereby. United Industrial has also agreed to provide Textron and Purchaser with certain rights with respect to such notices, elections under the Indenture and communications and material discussions or meetings with any holder of the 3.75% Convertible Senior Notes, the trustee under the Indenture or any depository. United Industrial has also agreed, at Textron's request, to elect to satisfy in cash all or a portion of any 3.75% Convertible Senior Notes surrendered for conversion after the first acceptance of Common Stock pursuant to the Offer. If Textron makes such request, Textron shall lend or cause to be lent to United Industrial funds sufficient to pay the conversion obligations at an interest rate equal to or less than the interest rate payable under, and on substantially comparable terms to, United Industrial's existing credit facility.

Note B—New Accounting Pronouncement

        On February 15, 2007, Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 155 ("SFAS No. 159"), was issued. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS No. 159 permits an entity to choose to measure many financial assets and liabilities and certain other items at fair value. The company is currently evaluating whether to elect the option provided for in this standard.

Note C—Earnings Per Share

        Basic earnings per share for all periods presented was computed by dividing net earnings for the respective period by the weighted average number of shares of the company's Common Stock, outstanding during the period. Diluted earnings per share was computed by dividing net earnings during the period, adjusted to add back the after-tax interest and other charges related to the company's $120,000 aggregate principal amount of 3.75% Convertible Senior Notes by the weighted average number of shares of Common Stock outstanding during the period, adjusted to add the weighted average number of potential dilutive shares of Common Stock that would have been outstanding upon the assumed exercise of stock options using the treasury stock method and conversion of the 3.75% Convertible Senior Notes into Common Stock.

        Options to purchase 52,097 shares of the company's Common Stock for the nine months ended September 30, 2007, and options to purchase 131,500 shares of the company's Common Stock for the three and nine months ended September 30, 2006, respectively, were not included in the computation of diluted earnings per share because their impact would be anti-dilutive.

        Basic and diluted earnings per share amounts were computed as follows:

	Three Months Ended September 30,
	2007			2006
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
Basic earnings per share:
Income from continuing operations	$9,253	9,921,923	$0.93	$5,721	11,420,539	$0.50

Effect of dilutive securities:
Stock options	—	440,918		—	356,646
3.75% Convertible Senior Notes	1,071	3,058,356		911	3,058,356

Diluted earnings per share:
Income from continuing operations	$10,324	13,421,197	$0.77	$6,632	14,835,541	$0.45

	Nine Months Ended September 30,
	2007			2006
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
Basic earnings per share:
Income from continuing operations	$29,693	10,426,762	$2.85	$21,725	11,370,735	$1.91

Effect of dilutive securities:
Stock options	—	407,474		—	396,376
3.75% Convertible Senior Notes	2,811	3,058,356		2,713	3,058,356

Diluted earnings per share:
Income from continuing operations	$32,504	13,892,592	$2.34	$24,438	14,825,467	$1.65

Note D—Stock-Based Compensation

        Stock-based compensation expense of $857 and $674 for the three months ended September 30, 2007 and 2006, respectively, and $2,491 and $1,817 for the nine months ended September 30, 2007 and 2006, respectively, was recorded in operating costs and expenses included in operating income. Additional compensation expense will be recognized as new options are awarded and outstanding options continue to vest. As of September 30, 2007, there was $4,373 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the company's equity compensation plan. That expense is expected to be recognized over a three-year period.

        A summary of stock option activity during the nine months ended September 30, 2007 under the company's equity compensation plan is as follows:

Number of Shares
(in thousands)
Number of shares under option:
Outstanding at January 1, 2007	1,020
Granted	161
Exercised	(55)
Cancelled	(8)

Outstanding at September 30, 2007	1,118

Exercisable at September 30, 2007	759
Unexercisable at September 30, 2007	359
Available for future grants	609

Note E—Marketable Equity Securities

        The company's investment in marketable equity securities consists of the common stock of one company in the Aerospace and Defense industry. In June 2007, the company sold 369,287 shares for $6,651, at an average price of $18.01, resulting in a realized gain of $37. The company's remaining cost basis is $5,988 and the carrying value (fair market value) was $4,989 at September 30, 2007.

        Unrealized holding gains and losses deemed temporary on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive loss until realized. If an unrealized holding loss is deemed to be other-than-temporary, such unrealized loss is charged to earnings when identified.

        In June 2006, the investee company disclosed the indictment of the investee company and its chairman and suspension of certain of its plants from receiving U.S. Government contracts, and the possible delisting of its common stock. In October 2006, the investee company announced that the suspension of certain of its plants from receiving U.S. Government contracts had been lifted. On June 27, 2007, the investee company announced that two of its eight manufacturing facilities had been suspended from receiving new U.S. Government contract awards pending completion of a full investigation of certain deliveries by the investee company. The suspension was lifted effective August 15, 2007 upon completion of the investigation. Management continues to evaluate the financial stability of the investee company in relation to the severity and duration of the unrealized loss. Based on that evaluation and the company's ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the company does not consider this investment to be other-than-temporarily impaired at September 30, 2007. At September 30, 2007, the cumulative net unrealized loss recorded in accumulated other comprehensive loss was $999.

Note F—Supplemental Balance Sheet and Cash Flow Information

        Inventories consisted of the following components for the periods specified:

	September 30, 2007	December 31, 2006
Work-in-process	$71,730	$60,194
Materials and supplies	16,458	13,506

Total inventories	$88,188	$73,700

        Cash paid for Federal income taxes during the nine months ended September 30, 2007 and 2006 was $18,300 and $14,690, respectively. Cash paid for interest during the nine months ended September 30, 2007 and 2006 was $5,032 and $4,776, respectively.

Note G—Goodwill and Intangibles

        On November 14, 2006, AAI Services Corporation acquired McTurbine. On November 28, 2006, AAI Corporation acquired Symtx. The purchase price for each acquisition was allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded to goodwill. The company has completed its valuation of McTurbine's and Symtx's assets as of their respective acquisition dates and as a result has increased intangible assets and decreased goodwill by the same amount. The valuation of the customer relationships that represents the intangible assets of McTurbine increased by $1,086 and decreased goodwill by the same amount. The valuation of the customer relationships that represents the intangible assets of Symtx increased by $4,494 and decreased goodwill by $2,921, net of a deferred tax liability. The increase in intangible assets and decrease in goodwill has been recorded in the unaudited Consolidated Balance Sheet as of September 30, 2007.

Note H—Pension and Other Post-Retirement Benefits

        On December 29, 2006, United Industrial completed the sale of its wholly owned subsidiary, Detroit Stoker Company ("Detroit Stoker"). Detroit Stoker maintained its own tax-qualified defined benefit plan for union employees and unfunded post-retirement benefit plans for eligible employees. The assets and liabilities of these plans were transferred with Detroit Stoker to the new owner as part of the sale transaction. In addition, the company agreed to transfer the portion of the assets and liabilities in the company's tax-qualified defined benefit plan attributable to the frozen accrued pension benefits of active Detroit Stoker non-union employees, determined as of the closing date of the merger, to the new pension plan established by Detroit Stoker. The assets of $2,199 were transferred on April 30, 2007. All amounts in the tables below for the three and nine months ended September 30, 2006 have been adjusted to reflect the transfer of these assets and liabilities of the Detroit Stoker plans with the exception of the transferred portion attributable to the frozen accrued pension benefits of active Detroit Stoker non-union employees. Pension expense related to Detroit Stoker has been reported in income from discontinued operations for the three and nine months ended September 30, 2006.

        The following table provides the components of net periodic pension benefit cost for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$1,227	$896	$3,681	$3,246
Interest cost	2,812	2,582	8,437	7,582
Expected return on plan assets	(3,217)	(3,016)	(9,652)	(9,216)
Amortization of prior service cost	167	150	500	500
Amortization of actuarial loss	1,139	1,403	3,417	3,853

Net periodic pension benefit cost	$2,128	$2,015	$6,383	$5,965

        The following table provides the components of post-retirement benefit obligation cost other than pension benefit for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$18	$23	$52	$70
Interest cost	223	226	669	677
Amortization of prior service cost	3	3	9	9
Amortization of actuarial loss	36	33	110	99

Net periodic other post-retirement benefit cost	$280	$285	$840	$855

        The following table provides the company's contributions to and benefits paid under pension and post-retirement benefit plans other than pension benefit for the nine months ended September 30, 2007 and 2006:

	Pension Benefits Nine Months Ended September 30,		Post-retirement Benefit Obligation Other Than Pension Benefit Nine Months Ended September 30,
	2007	2006	2007	2006
Expected fiscal year contributions reported at the end of the prior year:
Employer	$5,200	—	$2,118	$2,236
Employee	—	—	—	—

Total expected contributions at end of prior year	5,200	—	2,118	2,236

Actual contributions made in the current year	2,858	—	1,563	1,848
Remaining contributions expected to be made in the current year	1,452	1,170	265	274

Total expected current year contributions	4,310	1,170	1,828	2,122

Difference from expectations at end of the prior year	$(890)	1,170	$(290)	$(114)

Note I—Comprehensive Income

        The following table sets forth the components of other comprehensive income and total comprehensive income for the periods specified:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$8,951	$6,246	$28,279	$25,073
Other comprehensive income:
Recognition of prior service cost and actuarial loss, net of income taxes	873	—	2,623	—
Adjustment for sale of marketable securities	—	—	845	—
Unrealized (loss) gain on marketable securities, net of income taxes	(484)	824	(634)	(3,251)
Gain on foreign currency translation	499	380	1,291	874

Total comprehensive income	$9,839	$7,450	$32,404	$22,696

Note J—Income Tax

        On July 13, 2006, Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB Statement No. 109 ("SFAS 109"), was issued. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

        The company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the company had $5,902 of unrecognized tax benefits, of which $4,829 would favorably impact the company's effective tax rate, if recognized. At September 30, 2007, the company had $7,234 of unrecognized tax benefits.

        The company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, the company had approximately $4,115 of accrued interest related to uncertain tax positions.

        In connection with the Internal Revenue Service ("IRS") examination of the company's 2002 and 2003 Federal income tax returns, the IRS has proposed certain adjustments related to deductions taken for losses arising from the company's discontinued transportation operation. The company has appealed those proposed adjustments. The company does not anticipate that any resulting adjustments would materially impact its financial position.

Note K—Discontinued Operations

Discontinued Energy Operation

Sale of Energy Segment

        United Industrial divested its energy segment (operated through Detroit Stoker Company) on December 29, 2006. For additional information, see Note 19 to the audited Consolidated Financial

Statements included in Part II, Item 8 of the company's Annual Report on Form 10-K for the year ended December 31, 2006.

        The results of operations of the discontinued energy operation have been reported in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2006 and cash flows for the nine months ended September 30, 2006.

        Summary results of the discontinued energy operation, which have been reported separately as income from discontinued operations in the accompanying Consolidated Statements of Operations, were as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net sales	$10,249	$30,982
Operating costs and expenses	7,973	23,714

Operating income	2,276	7,268
Other income, net	308	686

Income before income taxes	2,584	7,954
Provision for income taxes	(934)	(2,880)

Net income	$1,650	$5,074

        The following table provides the sources and uses of net cash flows for the discontinued energy operation, which are aggregated and reported separately as net cash used in operating activities from discontinued operations in the accompanying Consolidated Statements of Cash Flows:

Nine Months Ended September 30, 2006
Net income	$5,074
Changes in operating assets and liabilities	424

Net cash provided by operating activities from discontinued energy operation	5,498
Net cash used in investing activities from discontinued energy operation, purchase of property and equipment	(42)

Net increase in cash and cash equivalents from discontinued energy operation	$5,456

        There were no cash flows from financing activities from the discontinued energy operation for the nine months ended September 30, 2006.

Discontinued Transportation Operation

        In December 2001, United Industrial's Board of Directors decided to discontinue the transportation business. The company ceased to accept new transportation business at that time and decided to sell all or part of the transportation business and "runoff" the operations for any remaining contractual obligations. As of September 30, 2007, the company's discontinued transportation operation consists primarily of its investment in Electric Transit, Inc. ("ETI"). ETI is owned 35% by AAI Corporation and 65% by Skoda, a Czech company. AAI Corporation's last commitment to ETI expired in April 2006. (See Note L for additional information.)

        The company has determined that ETI is a variable interest entity, for which the company is the primary beneficiary, in accordance with the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46R"), which became effective for years beginning after December 31, 2002. The financial statements for ETI have been consolidated for all periods presented. The company accounts for its remaining transportation operation as a discontinued operation, including the consolidation of ETI as a variable interest entity.

        Summary results of the discontinued transportation operation, which have been reported separately as loss from discontinued operations in the accompanying Consolidated Statements of Operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	$354	$354	$996	$1,193
Cost of sales	(223)	(144)	(723)	(290)
General and administrative expenses	(576)	(1,930)	(2,389)	(3,514)
Other expense	(20)	(12)	(60)	(45)

Loss before income taxes	(465)	(1,732)	(2,176)	(2,656)
Benefit from income taxes	163	607	762	930

Loss from discontinued transportation operation, net of income tax benefit	$(302)	$(1,125)	$(1,414)	$(1,726)

        The following table provides the sources and uses of net cash flows for the discontinued transportation operation, which are aggregated and reported separately as net cash used in discontinued operations in the accompanying Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2007	2006
Net loss	$(1,414)	$(1,726)
Changes in operating assets and liabilities	—	(484)
Deferred income taxes	491	369

Net cash used in operating activities from discontinued transportation operation	$(923)	$(1,841)

        There were no cash flows from financing or investing activities from the discontinued transportation operation for the nine months ended September 30, 2007 or 2006.

        Assets and liabilities of the discontinued transportation operation, which have been reported and summarized in the accompanying Consolidated Balance Sheets as Assets and Liabilities of discontinued operations, respectively, were as follows:

	September 30, 2007	December 31, 2006
Current Assets:
Cash	$221	$387
Accounts receivable	278	206
Prepaid expenses and other current assets	88	98
Deferred income taxes	11,305	11,305

	$11,892	$11,996

Current Liabilities:
Accounts payable	$444	$61
Accrued employee compensation and taxes	192	150
Other current liabilities	11,816	11,779
Accrual for contract losses	48	123

	$12,500	$12,113

Note L—Commitments and Contingencies

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

ASBESTOS

        United Industrial and Detroit Stoker (which was acquired by a newly formed corporation affiliated with a private investment group ("Merger Parent") on December 29, 2006 by way of a merger of Bram Acquisition Corp. ("Merger Sub") with and into Detroit Stoker, with Detroit Stoker being the surviving corporation ("the Merger")) have been, and may in the future be, named as defendants in asbestos-related personal injury litigation arising out of commercial stoker products manufactured by United Industrial and Detroit Stoker, some of the parts and components of which used asbestos-containing material fabricated and provided by third parties. The use of asbestos-containing materials ceased in approximately 1981. The insurance coverage potentially available to United Industrial is substantial.

        Pursuant to the merger agreement, Merger Parent and the surviving corporation agreed to indemnify United Industrial for any asbestos-related litigation liabilities, including, without limitation, any asbestos liabilities arising from Detroit Stoker's operation as a division of United Industrial and United Industrial's own operations. To secure these indemnity obligations, Merger Parent established an escrow account for the sole benefit of United Industrial.

        If Merger Parent and the surviving corporation do not honor their indemnity obligations to United Industrial, and the available escrow funds and insurance are insufficient to satisfy United Industrial's asbestos-related litigation liabilities (if any), successful claims against United Industrial could have a material adverse effect on United Industrial's financial condition, results of operations and liquidity. In addition, if the surviving corporation or Merger Parent were to file for bankruptcy, creditors could, among other things, seek to have the indemnity and the escrow agreement declared unenforceable and seek to recover amounts paid to United Industrial by Merger Parent or the surviving corporation.

STATE OF ARIZONA DEPARTMENT OF ENVIRONMENTAL QUALITY V. UIC, ET AL.

        On May 19, 1993, United Industrial was named as one of three defendants in a civil action brought pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") by the Arizona Department of Environmental Quality ("ADEQ") in the United States District Court for the District of Arizona. ADEQ sought remediation of a manufacturing site in the State of Arizona operated by U.S. Semiconductor Products, Inc. ("U.S. Semiconductor"), a manufacturer of semiconductors formerly owned by United Industrial. ADEQ alleged that from 1959 until United Industrial sold U.S. Semiconductor in 1961, U.S. Semiconductor disposed of tricholoroethylene, a "hazardous substance," and other hazardous substances under CERCLA, onto the ground and into various pits and drains located on the site.

        In 1996, United Industrial entered into a consent decree with ADEQ. Pursuant to the consent decree, United Industrial is required to complete a Remedial Investigation/Feasibility Study ("RI/FS"), pay $125 for past response costs, pay quarterly Arizona oversight costs (averaging less than $13 annually) and pay $125 for future response costs plus a graduated percentage of the cleanup costs for the site if those costs are in excess of $10,000 but less than $40,000. United Industrial's liability for future response costs under the consent decree is capped at $1,780 in addition to the $125 that United Industrial has already paid. In connection with the RI/FS, United Industrial has retained and is paying for an environmental consultant. The Remedial Investigation was submitted to ADEQ for approval on March 31, 2004 and was approved by ADEQ on August 9, 2004. In March 2005, ADEQ issued its Proposed Remedial Objectives Report for public comment. ADEQ received no substantive comments regarding the report, and in May 2005, ADEQ issued its final Remedial Objectives Report. United Industrial is required to submit to ADEQ Feasibility Studies and Proposed Remedies to meet ADEQ's May 2005 Remedial Objectives. Management believes it can reach closure with ADEQ on all RI/FS issues on an acceptable basis to United Industrial following approval of the Feasibility Studies. No assurances can be given, however, as to the timing of the approval of Feasibility Studies or the actual extent to which United Industrial may be determined to have further liability, if at all. Management believes it has appropriately accrued for this matter.

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

        The company has in place international and domestic compliance policies and procedures, including training of employees. From time to time, the company receives allegations of improper conduct relating to its operations, including operations subject to the U.S. Foreign Corrupt Practices Act, export control and licensing regulations and other U.S. domestic and international laws. When the company receives any such allegations, it conducts internal (and if necessary, external) investigations to determine whether there is support for any such allegations, and takes corrective action when warranted. An investigation is ongoing in response to allegations provided to company management of improper payments to foreign government officials and improper invoicing. External counsel has been retained by the Audit Committee of United Industrial's Board of Directors to determine if there is support for any such allegations, and to review the company's compliance policies and procedures, and the company is cooperating fully with counsel. In addition, appropriate government agencies have been advised of this investigation. The company is cooperating with their requests for information. The investigation by external counsel, which is continuing, has thus far not revealed any prior involvement or knowledge regarding the allegations by any officer or director of United Industrial. At the current stage of this investigation, any ultimate liability is not presently determinable.

PERFORMANCE GUARANTIES

        In connection with certain contracts, United Industrial's operating subsidiaries have committed to certain performance guaranties existing at September 30, 2007. Some of these performance guaranties are supported by surety bonds, which totaled $7,184 at September 30, 2007. The ability to perform under these guaranties may, in part, be dependent on the performance of other parties, including partners and subcontractors. If United Industrial's operating subsidiaries are unable to meet these performance obligations, the performance guaranties could have a material adverse effect on profit margins and the company's results of operations, liquidity or financial position. United Industrial's operating subsidiaries monitor the progress of their partners and subcontractors, and United Industrial and its operating subsidiaries do not believe that the performance of these partners and subcontractors will adversely affect these contracts. No assurances can be given, however, as to the liability of United Industrial's operating subsidiaries if partners or subcontractors are unable to perform their obligations.

LABOR AND MATERIALS BOND CLAIM

        AAI Corporation's discontinued transportation operation consists of a 35% interest in ETI held by AAI Corporation. Skoda, a Czech company, owns the remaining 65% of ETI. One of ETI's contracts involved the design and manufacture of 273 electric trolley buses for the San Francisco Municipal Railway ("MUNI"). In executing its contract with MUNI, ETI entered into subcontracts with AAI Corporation, certain Skoda operating affiliates and others. All remaining ETI and AAI Corporation contractual performance obligations to MUNI concluded on April 22, 2007.

        As originally required by MUNI, ETI obtained a surety bond to guaranty payment to all those providing labor and materials to ETI in furtherance of its performance under the MUNI contract. AAI Corporation agreed to indemnify the surety, if necessary, for up to $14,800 on this labor and materials bond, representing 35% of the original face value of the bond (in proportion to AAI Corporation's equity interest in ETI). On November 18, 2003, AAI Corporation made a claim against the labor and materials bond for unpaid receivables in connection with AAI Corporation's MUNI subcontract from ETI, totaling in excess of $47,000, the maximum penal sum of the labor and materials bond. AAI Corporation's payment rights under the labor and materials bond (among other claims) are currently at issue in a case before the United States District Court for the Northern District of California. Prior to final adjudication of this case, there can be no assurances as to the amount or timing of a recovery by AAI Corporation, if any, on its claim on the labor and materials bond. To date, no amount of recovery has been recorded.

Note M—Dividends

        During each quarter of the nine months ended September 30, 2007 and 2006, United Industrial's Board of Directors declared and paid a dividend of $0.10 per share on its Common Stock.

Quarter ended	Total amount dividends paid	Date dividends were paid
March 31, 2007	$1,100	March 26, 2007
June 30, 2007	$1,030	May 30, 2007
September 30, 2007	$986	August 27, 2007
March 31, 2006	$1,131	March 27, 2006
June 30, 2006	$1,139	May 25, 2006
September 30, 2006	$1,139	August 18, 2005

Note N—Treasury Stock

        On May 11, 2007, United Industrial's Board of Directors authorized a stock purchase plan for up to $50,000. The Board also authorized an additional $50,000 of stock purchases for a total of $100,000, contingent on the company executing an amended or new credit facility of at least $200,000 in capacity. An amendment and restatement of the existing credit facility was completed on May 31, 2007, increasing the capacity of the facility to $200,000. During the nine months ended September 30, 2007, United Industrial purchased 648,960 shares of Common Stock at an average market price of $59.32. At September 30, 2007, $61,507 remained available under the stock purchase plan.

        On November 17, 2006, United Industrial's Board of Directors authorized a stock purchase plan for up to $50,000. As of March 31, 2007, United Industrial purchased 933,174 shares at an average market price of $53.58, utilizing all remaining funds available under that plan.

Note O—Long Term Debt and Credit Arrangements

        On May 31, 2007, United Industrial and its wholly owned subsidiary, AAI Corporation, (the "Borrowers") entered into an Amended and Restated Revolving Credit Agreement (the "Credit Agreement"), with a syndicate of nine financial institutions, consisting of SunTrust Bank as administrative agent, Citibank N.A. and JPMorgan Chase Bank as co-syndication agents, Key Bank and PNC Bank as co-documentation agents, and M&T Bank, General Electric Capital Corporation, BB&T Bank, and Wachovia Bank. The Credit Agreement supersedes the revolving credit agreement established in July 2005. The Credit Agreement provides for a revolving credit facility (inclusive of a swingline subfacility and a letter of credit subfacility) in an aggregate committed amount of $200,000. The proceeds of the senior secured, revolving credit facility will be used to provide working capital to finance capital expenditures, potential acquisitions, letters of credit, share repurchases, and for other general corporate purposes. The revolving credit facility expires on May 31, 2012.

        Revolving loans under the Credit Agreement will bear interest at a margin rate of 0.00% to 0.25% above a certain base rate, or 0.75% to 1.25% above the London Interbank Offering Rate ("LIBOR"), subject to United Industrial's leverage ratio. Swingline loans under the Credit Agreement will bear interest at the rate as offered by the swingline lender and accepted by United Industrial.

        The Credit Agreement contains affirmative, negative and financial covenants customary for facilities of this type, including, among other requirements, maintenance of certain leverage and fixed charge coverage ratios. The company was in compliance with all of the covenants in the Credit Agreement at September 30, 2007.

        Each of the direct and indirect domestic material subsidiaries of the Borrowers (other than AAI) (the "Subsidiary Loan Parties") has, on a joint and several basis, unconditionally guaranteed all obligations of the Borrowers under the Credit Agreement and the related credit documents.

        Each of the credit facilities is secured by (i) substantially all the personal property of the Borrowers and the Subsidiary Loan Parties, and (ii) a pledge of all equity interests of the domestic subsidiaries and non-voting equity interests of the foreign subsidiaries, and not more than 65% of the voting equity interests of any foreign subsidiary of the Borrowers or the Subsidiary Loan Parties.

        As of September 30, 2007, the company had $10,000 outstanding under the revolving credit facility incurring interest at an annualized rate of 6.82%, $6,021 outstanding under the swingline subfacility incurring interest at an annualized rate of 6.67%, and $1,820 outstanding under the letter of credit subfacility. At September 30, 2007, $182,159 was available under the revolving credit facility.

        The 3.75% Convertible Senior Notes are convertible into shares of the company's Common Stock prior to stated maturity at an initial conversion rate, subject to adjustment, of 25.4863 shares per $1 principal amount of the 3.75% Convertible Senior Notes (equal to an initial conversion price of approximately $39.24 per share) under certain circumstances. The holders of the 3.75% Convertible Senior Notes can convert their Senior Notes into shares of Common Stock during the calendar quarter from October 1, 2007 through December 31, 2007. This event was triggered by United Industrial's stock price remaining above $47.09 (120% of the initial conversion price) for at least 20 consecutive trading days during the last 30 trading days of the quarter ended September 30, 2007. See Note A to the unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the 3.75% Convertible Senior Notes with respect to the Merger Agreement.

Note P—Derivative Instruments

        In June 2007, the company entered into forward contracts with a notional value totaling $10,384 in order to hedge British pound exposures related to the purchase of certain inventory. These contracts expire from November 2007 through January 2009. The company marks these forward contracts to market value each period and records the gain or loss in operating income in the Consolidated Statement of Operations. The gains and losses on these instruments offset losses and gains on the underlying purchase commitments. The company recognized a gain of $229 and $325 for the three and nine months ended September 30, 2007, respectively, as a result of the change in fair value of the forward contracts.

Note Q—Supplemental Guarantor Information

        In September 2004, United Industrial issued and sold $120,000 aggregate principal amount of 3.75% Convertible Senior Notes, which are fully and unconditionally guaranteed by AAI. The following condensed consolidating financial information sets forth supplemental information for United Industrial, the parent company, AAI, the guarantor subsidiary, and Detroit Stoker, the non-guarantor subsidiary (prior to its sale), as of September 30, 2007 and December 31, 2006, and for the three and nine months ended September 30, 2007 and 2006.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Condensed Consolidating Balance Sheets

As of September 30, 2007
(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
ASSETS
Current Assets
Cash and cash equivalents	$236	$4,055	$—	$4,291
Accounts receivable, net	679	63,939	—	64,618
Note receivable	833	—	—	833
Inventories	—	88,188	—	88,188
Other current assets	5,592	7,583	(584)	12,591
Assets of discontinued operations	—	11,892	—	11,892

Total current assets	7,340	175,657	(584)	182,413
Property and equipment, net	—	47,234	—	47,234
Other assets	11,318	106,282	(22,235)	95,365
Investment in consolidated subsidiaries	185,464	—	(185,464)	—

Total assets	$204,122	$329,173	$(208,283)	$325,012

LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of long-term debt	$—	$17	$—	$17
Other current liabilities	9,514	175,560	(59,860)	125,214
Liabilities of discontinued operations	—	12,500	—	12,500

Total current liabilities	9,514	188,077	(59,860)	137,731
Long-term debt	120,000	18	—	120,018
Other long-term liabilities	7,783	68,546	(22,817)	53,512
Intercompany payables (receivables)	53,074	(112,932)	59,858	—
Shareholders' (deficit) equity	13,751	185,464	(185,464)	13,751

Total liabilities and shareholders' equity	$204,122	$329,173	$(208,283)	$325,012

CONDENSED CONSOLIDATING FINANCIAL INFORMATION—CONTINUED

Condensed Consolidating Balance Sheets

As of December 31, 2006

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$40,068	$(910)	$—	$39,158
Accounts receivable, net	1,715	69,706	82	71,503
Note receivable	833	—	—	833
Inventories	—	73,700	—	73,700
Other current assets	4,479	5,623	—	10,102
Assets of discontinued operations	—	11,996	—	11,996

Total current assets	47,095	160,115	82	207,292
Property and equipment, net	—	47,042	—	47,042
Other assets	19,893	107,502	(23,089)	104,306
Investment in consolidated subsidiaries	148,459	—	(148,459)	—

Total assets	$215,447	$314,659	$(171,466)	$358,640

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,896	$—	$2,896
Other current liabilities	9,884	135,739	(40,040)	105,583
Liabilities of discontinued operations	—	12,113	—	12,113

Total current liabilities	9,884	150,748	(40,040)	120,592
Long-term debt	120,000	30	—	120,030
Other long-term liabilities	7,855	69,953	(23,089)	54,719
Intercompany payables (receivables)	14,409	(54,531)	40,122	—
Shareholders' equity	63,299	148,459	(148,459)	63,299

Total liabilities and shareholders' equity	$215,447	$314,659	$(171,466)	$358,640

CONDENSED CONSOLIDATING FINANCIAL INFORMATION—CONTINUED

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2007
(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
Net sales	$—	$166,868	$—	$166,868
Operating costs and expenses	(887)	(149,833)	—	(150,720)

Operating (loss) income	(887)	17,035	—	16,148

Non-operating income and (expense):
Interest income	121	12	—	133
Interest expense	(1,371)	(701)	—	(2,072)
Other (loss) income, net	(277)	589	—	312

	(1,527)	(100)	—	(1,627)

(Loss) income from continuing operations before income taxes	(2,414)	16,935	—	14,521
Benefit from (provision for) income taxes	660	(5,928)	—	(5,268)

(Loss) income from continuing operations	(1,754)	11,007	—	9,253
Loss from discontinued operations, net of income tax benefit	—	(302)	—	(302)
Income from investment in subsidiaries	10,705	—	(10,705)	—

Net income	$8,951	$10,705	$(10,705)	$8,951

CONDENSED CONSOLIDATING FINANCIAL INFORMATION—CONTINUED

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2006
(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
Net sales	$—	$131,350	$—	$—	$131,350
Operating costs and expenses	(524)	(121,308)	—	—	(121,832)

Operating (loss) income	(524)	10,042	—	—	9,518

Non-operating income and (expense):
Interest income	930	245	—	—	1,175
Interest expense	(1,371)	(207)	—	—	(1,578)
Intercompany interest income	11	—	—	(11)	—
Other (loss) income, net	(32)	127	—	—	95

	(462)	165	—	(11)	(308)

(Loss) income from continuing operations before income taxes	(986)	10,207	—	(11)	9,210
Benefit from (provision for) income taxes	161	(3,650)	—	—	(3,489)

(Loss) income from continuing operations	(825)	6,557	—	(11)	5,721
(Loss) income from discontinued operations, net of income tax benefit (provision)	—	(1,125)	1,639	11	525
Income from investment in subsidiaries	7,071	—	—	(7,071)	—

Net income	$6,246	$5,432	$1,639	$(7,071)	$6,246

CONDENSED CONSOLIDATING FINANCIAL INFORMATION—CONTINUED

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2007
(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
Net sales	$—	$510,884	$—	$510,884
Operating costs and expenses	(2,478)	(457,869)	—	(460,347)

Operating (loss) income	(2,478)	53,015	—	50,537

Non-operating income and (expense):
Interest income	554	364	—	918
Interest expense	(4,114)	(1,047)	—	(5,161)
Other (loss) income, net	(227)	907		680

	(3,787)	224	—	(3,563)

(Loss) income from continuing operations before income taxes	(6,265)	53,239		46,974
Benefit from (provision for) income taxes	1,382	(18,663)	—	(17,281)

(Loss) income from continuing operations	(4,883)	34,576		29,693
(Loss) from discontinued operations, net of income tax benefit	—	(1,414)		(1,414)
Income from investment in subsidiaries	33,162	—	(33,162)	—

Net income	$28,279	$33,162	$(33,162)	$28,279

CONDENSED CONSOLIDATING FINANCIAL INFORMATION—CONTINUED

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2006
(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
Net sales	$—	$397,451	$—	$—	$397,451
Operating costs and expenses	(1,221)	(360,267)	—	—	(361,488)

Operating (loss) income	(1,221)	37,184	—	—	35,963

Non-operating income and (expense):
Interest income	2,186	822	—	—	3,008
Interest expense	(4,111)	(292)	—	—	(4,403)
Intercompany interest income (expense)	36	—	—	(36)	—
Other (expense) income, net	(62)	325	—		263

	(1,951)	855	—	(36)	(1,132)

(Loss) income from continuing operations before income taxes	(3,172)	38,039	—	(36)	34,831
Benefit from (provision for) income taxes	501	(13,607)	—	—	(13,106)

(Loss) income from continuing operations	(2,671)	24,432	—	(36)	21,725
(Loss) income from discontinued operations, net of income tax (provision) benefit	—	(1,726)	5,038	36	3,348
Income from investment in subsidiaries	27,744	—	—	(27,744)	—

Net income	$25,073	$22,706	$5,038	$(27,744)	$25,073

CONDENSED CONSOLIDATING FINANCIAL INFORMATION—CONTINUED

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2007
(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Eliminations	United Industrial Corporation and Subsidiaries
OPERATING ACTIVITIES:
Cash flows provided by (used in) continuing operations	$37,184	$2,190	$—	$39,374
Cash flows used in operating activities from discontinued operations	—	(923)	—	(923)

Net cash provided by (used in) operating activities	37,184	1,267	—	38,451

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(8,193)	—	(8,193)
Proceeds from sale of marketable equity securities	6,651	—	—	6,651
Business acquisitions purchase price adjustment	—	(1,239)	—	(1,239)
Repayment of note receivable	900	—	—	900

Net cash provided by (used in) investing activities	7,551	(9,432)	—	(1,881)

FINANCING ACTIVITIES:
Borrowings under revolving credit facility	—	16,021	—	16,021
Repayment of long-term debt	—	(2,891)	—	(2,891)
Proceeds from exercise of stock options	1,389	—	—	1,389
Excess tax benefit from stock-based compensation	327	—	—	327
Dividends paid	(3,116)	—	—	(3,116)
Purchases of treasury shares	(83,167)	—	—	(83,167)

Net cash (used in) provided by financing activities	(84,567)	13,130	—	(71,437)

(Decrease) increase in cash and cash equivalents	(39,832)	4,965	—	(34,867)
Cash and cash equivalents at beginning of year	40,068	(910)	—	39,158

Cash and cash equivalents at end of period	$236	$4,055	$—	$4,291

CONDENSED CONSOLIDATING FINANCIAL INFORMATION—CONTINUED

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2006
(Unaudited)

	United Industrial Corporation (Parent)	AAI Corporation and Subsidiaries (Guarantor)	Detroit Stoker Company (Non- Guarantor)		Eliminations	United Industrial Corporation and Subsidiaries
OPERATING ACTIVITIES:
Cash flows provided by continuing operations	$41,449	$23,065	$—		$—	$64,514
Cash flows (used in) provided by operating activities from discontinued operations	—	(1,841)	5,498		—	3,657

Net cash provided by operating activities	41,449	21,224	5,498		—	68,171

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,110)	—		—	(5,110)
Business acquisition, net of cash received	—	(6,701)	—		—	(6,701)

Net cash used in investing activities from continuing operations	—	(11,811)	—		—	(11,811)

Net cash used in investing activities from discontinued operations	—	—	(42)		—	(42)

Net cash used in investing activities	—	(11,811)	(42)		—	(11,853)

FINANCING ACTIVITIES:
Repayment of long-term debt	—	(966)	—		—	(966)
Decrease in deposits and restricted cash	—	4,810	—		—	4,810
Proceeds from exercise of stock options	2,414	—	—		—	2,414
Excess tax benefit from stock-based compensation	1,059	—	—		—	1,059
Dividends paid	(3,409)	—	—		—	(3,409)

Net cash provided by financing activities	64	3,844	—		—	3,908

Increase in cash and cash equivalents	41,513	13,257	5,456		—	60,226
Cash and cash equivalents at beginning of year	54,365	8,768	14,363	(1)	—	77,496

Cash and cash equivalents at end of period	$95,878	$22,025	$19,819	(2)	$—	$137,722

(1)
Reported in assets held for sale at January 1, 2006.

(2)
Reported in assets held for sale at September 30, 2006.

Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts or unless otherwise noted)

Forward-Looking Information

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements, which include, but are not limited to, statements regarding the expected completion of the acquisition of United Industrial by Textron, including the Offer, Merger and related procedural steps in the acquisition transaction, obtaining a sufficient number of tendered shares of Common Stock and the required regulatory approvals of the Merger, growth and business strategies to be implemented and projections of revenues, earnings, performance, cash flows and contract awards. These forward-looking statements are inherently subject to risks and uncertainties, which could cause the actual results or performance of the company to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to, the following:

  •
  the risks and uncertainties associated with the Offer and the Merger;

  •
  the company's successful execution of internal performance plans;

  •
  changing priorities or reductions in the U.S. Government defense budget, including those related to Operation Iraqi Freedom, Operation Enduring Freedom and the Global War on Terrorism;

  •
  performance issues with key suppliers, subcontractors and business partners;

  •
  the company's ability to recruit and retain qualified personnel;

  •
  the ability to negotiate financing arrangements with lenders;

  •
  the outcome of current and future litigation, proceedings and investigations;

  •
  demand for and market acceptance of, the company's products;

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

        These statements speak only as to the date when they are made. The company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date of this Quarterly Report on Form 10-Q that may affect the accuracy of any forward-looking statements. See "Risk Factors" under Item 1A of the company's Annual Report on Form 10-K for the year ended December 31, 2006 and this Quarterly Report on Form 10-Q, for important factors that could cause the company's actual results to differ materially from those suggested by the company's forward-looking statements contained in this Quarterly Report on Form 10-Q.

Management Overview

Introduction

        The company designs, produces and supports aerospace and defense systems. The company's high-technology products and services include unmanned aircraft systems, training and simulation systems, automated aerospace test and maintenance equipment, armament systems, aviation ground support equipment, logistical and engineering services and maintenance, repair and overhaul activities.

        The company's transportation operation and former energy operation are accounted for as discontinued operations, and are discussed separately in the information that follows. The company divested its energy operation on December 29, 2006.

        The following discussion should be read in conjunction with the company's Consolidated Financial Statements and related notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, and the discussion included in its Annual Report on Form 10-K for the year ended December 31, 2006.

Defense Industry Considerations

        The U.S. Government, principally the U.S. Department of Defense ("DoD"), is the company's largest customer, and the company expects that direct and indirect sales to the DoD will be its primary source of revenue for the foreseeable future. The company's largest product area includes the development, manufacture and support of Unmanned Aircraft Systems ("UAS"), including the Shadow® 200 Tactical Unmanned Aircraft System ("TUAS"), which is the tactical UAS platform for the U.S. Army and Marine Corps. AAI is one of a limited number of companies to have entered full-rate production and successfully fielded operational UAS for the DoD.

Agreement to be Acquired by Textron Inc.

        On October 7, 2007, United Industrial entered into an Agreement and Plan of Merger (the "Merger Agreement") with Textron Inc. ("Textron") and Marco Acquisition Sub Inc., an indirect wholly owned subsidiary of Textron ("Purchaser"). Pursuant to the terms of the Merger Agreement, on October 16, 2007 Textron, through Purchaser, commenced a tender offer to purchase all of the outstanding shares of common stock of United Industrial (the "Shares") at a purchase price of $81.00 per share ("Offer"), net to the seller in cash, without interest and less any applicable withholding taxes.

        The Merger Agreement provides that if certain conditions are met, including the tender of a majority of the outstanding Shares (determined on a fully- diluted basis), the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") and approvals under the applicable antitrust laws of Germany and Austria, and the absence of a Material Adverse Effect (as defined in the Merger Agreement) on United Industrial, Purchaser will be obligated to purchase the tendered Shares. In accordance with the Merger Agreement, Purchaser may elect to extend the Offer if, at any scheduled expiration of the Offer, any of the conditions to the Offer have not been satisfied or waived by Purchaser and, after Purchaser accepts Shares in the Offer, Purchaser may conduct a subsequent offering period to provide additional time for the satisfaction of the conditions to the Offer or to attempt to acquire a greater percentage of the outstanding Shares. If Purchaser acquires at least a majority of the outstanding Shares through the Offer, under attempt to acquire more Shares. Under the Merger Agreement, Purchaser will have a "top-up option" to purchase from United Industrial at $81.00 per share that number of shares of the common stock of United Industrial Common Stock that, when added to the number of Shares already owned directly or indirectly by Textron and Purchaser at the time of such exercise, will constitute one share more than 90% percent of the outstanding Shares. Such top-up option will not be exercisable if (i) immediately after its exercise of the top-up option, Purchaser will own less than 90% of the outstanding Shares; (ii) the number of shares to be issued would exceed the number of United Industrial's total of United Industrial (determined on a fully diluted basis after giving effect to the issuance of the shares of common stock purchased under the top up option). In no event will the top up option be exercisable for a number of shares of common stock in excess of the then authorized and unissued shares of Common Stock United Industrial (including as authorized and unissued shares any such Shares held in the treasury).

        The Merger Agreement provides that, after the completion of the Offer and the satisfaction or waiver of certain conditions, Purchaser will be merged with and into United Industrial and United Industrial will continue as the surviving corporation. In accordance with the Merger Agreement and the DGCL, once Purchaser acquires ownership of 90% of the Shares, including through any subsequent offering period, or after exercising its top-up option, Purchaser may conduct a short-form merger to complete the merger without the approval of United Industrial stockholders. Upon consummation of the Merger, each Share that is outstanding (other than Shares that are held by Purchaser, Textron, any Textron subsidiary or United Industrial, or stockholders, if any, who properly exercise their appraisal rights under the DGCL) will be converted into the right to receive cash in an amount equal to the Offer Price, without interest thereon, payable to such holder upon surrender of the certificate formerly representing such Shares.

        As an inducement and condition to enter into the Merger Agreement, Textron and Purchaser entered into a tender and support agreement (the "Tender and Support Agreement") with Mr. Warren G. Lichtenstein, Chairman of the United Industrial Board, and Mr. Glen M. Kassan, a United Industrial director, and certain entities controlled by Mr. Lichtenstein (collectively, the "Supporting Stockholders"), dated as of the date of the Merger Agreement. Pursuant to the Tender and Support Agreement, each of the Supporting Stockholders has agreed, with respect to all Shares beneficially owned by him or it, to tender and, if a stockholder vote is required, to vote in favor of the Merger Agreement, and the transactions contemplated therein, and against, among other things, any acquisition proposal or other transaction the consummation of which would reasonably be expected to impede, interfere with, prevent or materially delay the Offer or the Merger or that would reasonably be expected to dilute materially the benefits to Textron of the transactions contemplated by the Merger Agreement, in each case in accordance with the terms and subject to the conditions of the Tender and Support Agreement, unless (i) the Merger Agreement has been terminated in accordance with its terms, (ii) the Tender and Support Agreement has been terminated in accordance with its terms, or (iii) the Offer shall have been terminated by Purchaser in accordance with the terms of the Merger Agreement. As of October 15, 2007, the Supporting Stockholders collectively beneficially owned approximately 1,935,950 Shares and owned options to acquire another 75,000 shares of Company common stock.

        United Industrial has made various representations and warranties and agreed to certain covenants in the Merger Agreement, including covenants relating to: the conduct of United Industrial's business between the date of the Merger Agreement and the closing of the Offer; restrictions on solicitation of proposals with respect to alternative—that is, non-Textron—transactions to acquire United Industrial; the expiration or termination of any waiting period (and any extension thereof) under the HSR Act and the required approvals under the applicable antitrust laws of Germany and Austria; and the absence of a Material Adverse Effect (as defined in the Merger Agreement) on the Company; public disclosures and other matters. The Merger Agreement also contains certain termination rights of Textron and United Industrial and provides that, upon the termination of the Merger Agreement under specified circumstances, United Industrial will be required to pay Textron a termination fee of $33,000.

        On October 25, 2007, the waiting period under the HSR Act applicable to the purchase of Shares pursuant to the Offer expired. Accordingly, the condition to the Offer relating to the expiration or termination of the HSR Act waiting period has been satisfied. On October 23, 2007, Textron received antitrust regulatory clearance from the Federal Cartel Office under the Act against Restraints of Competition in Germany and, accordingly, the condition relating to the expiration or termination of the antitrust waiting period in Germany has been satisfied.

        The Merger Agreement provides that, effective upon the acceptance for payment of any Shares pursuant to the Offer and subject to Section 14(f) of the Securities Exchange Act of 1934, as amended and Rule 14f-1 promulgated thereunder, Textron will be entitled to designate the number of directors, rounded up to the next whole number, on United Industrial's Board of Directors that equals the product of (i) the total number of directors on United Industrial's Board of Directors, giving effect to the election of any additional directors and (ii) the percentage that the number of Shares beneficially owned by Textron and/or Purchaser, including Shares accepted for payment, bears to the total number of Shares outstanding. We are required to use commercially reasonable efforts to cause Textron's designees to be elected or appointed to United Industrial's Board of Directors, including increasing the number of directors and seeking and accepting resignations of incumbent directors. Moreover, we are required to use commercially reasonable efforts to cause individuals designated by Textron to constitute the number of members, rounded up to the next whole number, on each committee of United Industrial's Board of Directors, each board of directors of each of our subsidiaries, and each committee of the board of each subsidiary, that represents the same percentage as the individuals represent on United Industrial's Board of Directors, in each case to the fullest extent permitted by applicable law.

        Accordingly, the remainder of the discussion in this "Overview" section should be read with the understanding that, should the Offer and the Merger be completed, United Industrial will be an indirect wholly owned subsidiary of Textron and Textron will have the power to control United Industrial and the conduct of its business.

Company Strategy

        The Global War on Terrorism, Operation Iraqi Freedom, Operation Enduring Freedom and homeland defense concerns have focused the U.S. Government's efforts on ensuring that U.S. armed forces are equipped and trained to prevail in large-scale and small-scale conflicts around the world. At the same time, the DoD is committed to transforming the military into a more agile, responsive, lethal and survivable force for future engagements. The company believes that a key element of the DoD's strategy is the use of unmanned systems, including UAS. Current market analyses performed by AAI, based on information gathered from budgets and forecasts reported by the DoD, continue to indicate near-term growth in UAS programs. However, as a consequence of this growth, larger manufacturers have entered the marketplace. Some of these new competitors are the major aircraft manufacturers, including The Boeing Company and Northrop Grumman Corporation. In addition, the DoD is seeking new and more cost-effective methods of sustaining its systems in the field. Increasingly, the DoD is seeking contractors to provide innovative logistics, field service and training solutions in support of procured systems in order to reduce overall maintenance and operational costs, as well as improve operational effectiveness of these systems.

        The company intends to strengthen its competitive advantage by continuously improving operational excellence and continuing to invest in research and development initiatives to maintain its track record and technological edge over its competitors in the company's niche markets. The company also intends to grow its business and plans to use its position as a prime contractor to work with its customers to expand markets for current products, develop upgrades to extend product life and develop the requirements for future systems. Additionally, the company intends to leverage its expertise, resources and capabilities to expand its engineering and services offerings by addressing product support, logistics, fielding and upgrade needs in order to support a greater portion of the product life cycle. The company plans to maintain a diversified and broad business mix, a favorable balance of cost-reimbursable and fixed-price type contracts, a significant follow-on business and positive customer relationships.

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

        On November 28, 2006, AAI Corporation acquired Symtx for a cash purchase price of $34,300 (exclusive of acquisition costs), with the potential for an additional payment of up to $5,000 based upon the achievement of a certain financial target in 2007. Symtx contributed net sales of $6,449 and $29,421 in the three and nine months ended September 30, 2007, respectively.

        On November 14, 2006, AAI Services Corporation acquired McTurbine for a cash purchase price of $31,000 (exclusive of acquisition costs) subject to adjustment based upon the closing net worth of McTurbine as provided in the purchase agreement. On July 5, 2007 the company paid $1,239 to the sellers of McTurbine as a purchase price adjustment based on the closing net worth of McTurbine. McTurbine contributed net sales of $8,799 and $21,629 in the three and nine months ended September 30, 2007, respectively.

        On June 19, 2006, AAI Corporation acquired Aerosonde Pty Ltd and Aerosonde North America, Incorporated in stock purchase transactions for an aggregate cash purchase price of $6,338 (exclusive of acquisition costs), with additional consideration payable upon the achievement of certain milestones. One of these milestones was achieved and resulted in a $500 payment by the company in February 2007. Aerosonde contributed net sales of $928 and $1,705 in the three and nine months ended September 30, 2007, respectively.

Other Business Considerations

        The company's programs generally are implemented by the award of individual contracts and subcontracts and are subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. U.S. Government contracts and subcontracts under a program are subject to termination or adjustment if appropriations for such program are not available or change, and are subject to oversight audits and contractual termination. Failure to comply with U.S. Government regulations could lead to suspension or debarment from U.S. Government contracting.

        Sales to the U.S. Government may be affected by changes in procurement policies, budget considerations, changing defense requirements and political developments. The influence of these factors, which are largely beyond the company's control, could impact the company's financial position or results of operations.

        In addition, the company's programs typically involve the development, application and manufacturing of advanced defense and technology systems and products aimed at achieving challenging goals. New technologies may be untested or unproven. In some instances, product requirements or specifications may be modified. As a result, the company may experience technological and other performance difficulties, which may result in delays, setbacks, cost overruns and product failures in connection with its programs.

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

        The company is also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency ("DCAA"). These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, the company may be subject to civil and criminal penalties and administrative sanctions, which could include: termination of contracts; forfeiture of profits; suspension of payments; fines; and suspension or prohibition from doing business with the U.S. Government.

Results of Operations

        The company's operating cycle is longer than one year and involves various types of production contracts and varying production delivery schedules. Accordingly, operating results of a particular quarter or year, or quarter-to-quarter or year-to-year comparisons of recorded revenues, earnings and cash flows, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

        The following information relates to the continuing operations of the company and its consolidated subsidiaries, except where references are made to discontinued operations. The transportation operation and the former energy operation are accounted for as discontinued operations in the company's consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 and for the year ended December 31, 2006.

Consolidated Results of Operations

Continuing Operations

        The following discussion provides an overview of the company's consolidated results of operations from continuing operations for the three and nine months ended September 30, 2007 and 2006.

        Certain reclassifications were made to prior periods to conform to the current period presentation.

Summary for the Three and Nine Months Ended September 30, 2007 Compared to the Three and Nine Months Ended September 30, 2006

        Summary financial results for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2007	2006	$	%	2007	2006	$	%
Net sales	$166,868	$131,350	$35,518	27.0%	$510,884	$397,451	$113,433	28.5%
Operating costs and expenses	150,720	121,832	28,888	23.7	460,347	361,488	98,859	27.3
Operating income	16,148	9,518	6,630	69.7	50,537	35,963	14,574	40.5
Operating margin	9.7%	7.2%	—	—	9.9%	9.0%	—	—
Non-operating (expense) income, net	(1,627)	(308)	(1,319)	(428.2)	(3,563)	(1,132)	(2,431)	214.8
Income from continuing operations, net of income taxes	9,253	5,721	3,532	61.7	29,693	21,725	7,968	36.7
(Loss) income from discontinued operations, net of income tax benefit (provision)	(302)	525	(827)	(157.5)	(1,414)	3,348	(4,762)	(142.2)
Net income	8,951	6,246	2,705	43.3	28,279	25,073	3,206	12.8

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

        Net sales for the third quarter of 2007 increased 27.0% to $166,868, from $131,350 during the same period in 2006. The growth in net sales included $15,093 related to acquisitions made by the company in 2006, an increase of $21,846 in logistical support for an increasing number of fielded Shadow 200 TUAS, $6,082 of increased volume on aircraft Maintenance Training Device ("MTD") programs, $3,966 of increased volume on the UAS One System® ground control stations including greater developmental efforts supporting the Extended Range Multi-Purpose UAS program and production of One System Remote Video Terminals, partially offset by a $4,613 decrease in the Shadow 200 TUAS production program and other decreases of $6,856.

        Operating margin for the third quarter of 2007 was 9.7%, 2.5 percentage points greater than during the third quarter of 2006. During 2007, efficiencies on TUAS production and performance based logistics programs, and lower non-cash pension expense increased operating margin 4.8 and 0.7 percentage points, respectively. This increase was partially offset by losses in businesses acquired in 2006, and expenses related to the pending Merger of the company with Textron, which reduced margins by 3.3 and 1.4 percentage points, respectively. The losses from businesses acquired in 2006 were due to amortization of intangible assets, integration costs and cost overruns on certain contracts. In 2006, cost overruns in four fixed price contracts reduced company operating margins by 1.7 percentage points.

        Net income from continuing operations for the third quarter of 2007 increased 61.7% to $9,253, or $0.77 per diluted share, from $5,721, or $0.45 per diluted share, during the same period in 2006.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

        Net sales for the nine months ended September 30, 2007 increased 28.5% to $510,884 from $397,451 during the same period in 2006. The growth in net sales includes $51,619 related to acquisitions made by the company in 2006, a $32,520 increase in logistical support for an increasing number of fielded Shadow 200 TUAS, a $21,573 increase due to increased volume on aircraft MTD programs, $20,115 of increased sales for the UAS One System ground control station including greater developmental efforts supporting the Extended Range Multi-Purpose UAS program and production of One System Remote Video Terminals, a $1,299 increase in UAS engineering activities, and $4,079 in other increases. These increases were partially offset by a decrease of $17,772 in the Shadow 200 TUAS production program, primarily due to the timing of material requirements in the first quarter of 2007.

        Operating margin for the first nine months of 2007 was 9.9%, 0.9 percentage points greater than during the first nine months of 2006. This increase was primarily due to production efficiencies on TUAS production and performance based logistics programs, and lower non-cash pension expense that contributed 2.7 and 0.7 percentage points, respectively. These increases were partially offset by losses from businesses acquired in 2006, expenses related to the pending Merger of the company with Textron, and higher long term incentive and stock based compensation which reduced margins by 2.6, 0.5 and 0.2 percentage points, respectively. The losses from businesses acquired in 2006 were due to amortization of intangible assets, integration costs and cost overruns on certain contracts. Also, in 2006, cost overruns on four fixed price contracts reduced operating margin by 0.8 percentage points.

        Net income from continuing operations for the nine months ended September 30, 2007 increased 36.7% to $29,693 or $2.34 per diluted share, from $21,725, or $1.65 per diluted share, during the same period in 2006.

Discontinued Operations

Energy Operation

        On December 29, 2006, United Industrial completed the sale of its wholly owned subsidiary, Detroit Stoker Company, which constituted the energy operation. The company's discontinued energy operation reported income of $1,650 and $5,074, net of income tax for the three and nine months ended September 30, 2006, respectively. For additional information regarding the discontinued energy operation, see Note K to the unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Transportation Operation

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

        The company's discontinued transportation operation reported a loss of $302, net of income tax benefit, for the three months ended September 30, 2007, compared to a loss of $1,125, net of income tax benefit, for the same period in 2006, and reported a loss of $1,414, net of income tax benefit, for the nine months ended September 30, 2007, compared to a loss of $1,726, net of income tax benefit, for the same period in 2006.

        The company's discontinued transportation operation incurred $410 and $1,939 of pretax general and administrative expenses attributable to on-going litigation involving AAI Corporation's claims under a labor and materials bond and a loss of $55 and $237 reported by ETI for the three and nine months ended September 30, 2007, respectively.

        The company's discontinued transportation operation incurred $1,753 and $3,019 of pretax general and administrative expenses to wind down its operations including litigation costs associated with AAI Corporation's bond claim noted above, partially offset by net income of $21 and $363 reported by ETI, for the three and nine months ended September 30, 2006, respectively.

        For additional information regarding the discontinued transportation operation, see Note K to the unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Net Income for Continuing and Discontinued Operations for the Three and Nine Months Ended September 30, 2007 compared to September 30, 2006

        Net income, including results of both continuing and discontinued operations, for the third quarter of 2007 increased 43.3% to $8,951, or $0.75 per diluted share, from $6,246, or $0.48 per diluted share, during the same period in 2006.

        Net income, including results of both continuing and discontinued operations, for the nine months ended September 30, 2007 increased 12.8% to $28,279, or $2.24 per diluted share, from $25,073, or $1.87 per diluted share, during the same period in 2006.

Funded Backlog

        The company's funded backlog represents the estimated remaining sales value of work to be performed under contracts for which funds have been appropriated or purchase orders received. Backlog at September 30, 2007 and December 31, 2006 was as follows:

		Increase (Decrease)
September 30, 2007	December 31, 2006
		$	%
$657,103	$662,244	$(5,141)	0.8%

        The company received $145,503 of funded new orders for products and services during the third quarter of 2007, an increase of $27,667, or 23.5%, compared to $117,836 for the same period in 2006.

        The company received $505,743 of funded new orders for products and services during the nine months ended September 30, 2007, a decrease of $31,362, or 5.8%, compared to $537,105 for the same period in 2006.

Liquidity and Capital Resources

Overview

        The company's principal sources of liquidity are cash on hand, cash generated from operations and a revolving credit facility. On May 31, 2007, United Industrial and its wholly owned subsidiary, AAI Corporation, (the "Borrowers") entered into an Amended and Restated Revolving Credit Agreement (the "Credit Agreement"). For additional information regarding the Credit Agreement see Notes A and O to the unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

        As of September 30, 2007, the company had $10,000 outstanding under the revolving credit facility incurring interest at an annualized rate of 6.82% and $6,021 outstanding under the swingline subfacility incurring interest at an annualized rate of 6.67%, and $1,820 outstanding under the letter of credit subfacility. At September 30, 2007, $182,159 was available under the revolving credit facility.

        The proceeds of the Credit Facility may be used to fund future acquisitions, to support future purchases of the company's Common Stock, finance capital expenditures, provide working capital, fund letters of credit and for other general corporate purposes. Based on cash on hand, future cash expected to be generated from operations and the Credit Facility, the company expects to have sufficient cash to meet its requirements for at least the next twelve months.

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

        Further acquisitions depend, in part, on the availability of financial resources at an acceptable cost of capital. The company expects to utilize cash on hand and generated by operations, as well as cash available under the Credit Facility, and may involve negotiation of a new credit facility or the renegotiation of credit limits to finance future acquisitions as well as purchases of the company's Common Stock and for other general corporate purposes. Other sources of capital could include the issuance of common and/or preferred stock, and the placement of debt. The company periodically evaluates capital markets and may access such markets when circumstances appear favorable. The company believes that sufficient capital resources will be available from one or several of these sources to finance future acquisitions. However, no assurances can be made that acceptable financing will be available, or that acceptable acquisition candidates will be identified, or that any such acquisitions will be accretive to earnings.

        The company conducts a significant amount of business with the U.S. Government. There are currently no indications of a significant change in the status of government funding for any of the company's programs. However, should a change in government funding occur, the company's results of operations, financial position and liquidity could be materially and adversely affected. Such a change could have a significant, adverse impact on the company's profitability and stock price.

Sources and Uses of Cash

        The following is a discussion of the company's major operating, investing and financing activities for the nine months ended September 30, 2007 and September 30, 2006. The financial information presented in the table below is summarized from the company's unaudited Consolidated Condensed Statements of Cash Flows for the periods presented.

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net cash provided by continuing operations	$39,374	$64,514
Net cash (used in) provided by operating activities from discontinued operations	(923)	3,657

Net cash provided by operating activities	38,451	68,171
Net cash used in investing activities by continuing operations	(1,881)	(11,811)
Net cash used in investing activities by discontinued operations	—	(42)
Net cash (used in) provided by financing activities by continuing operations	(71,437)	3,908

(Decrease) increase in cash and cash equivalents	$(34,867)	$60,226

Operating Activities

        Net cash provided by continuing operations in the nine months ended September 30, 2007 decreased $25,140 to $39,374 compared to the nine months ended September 30, 2006. This decrease was generally due to the timing of cash receipts related to milestone billings, an increase in inventories and a decrease in customer advances, offset by an increase in accrued employee compensation and other current liabilities.

        The company's cash flows from operations are dependent on the timing of receipts from various U.S. government payment offices and, as a result, may differ from period to period and such differences could be significant.

        Net cash used by the discontinued Transportation operation in the nine months ended September 30, 2007 primarily related to expenses attributable to ongoing litigation involving AAI's claims under a labor and materials bond, as discussed in Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of the company's Annual Report on Form 10-K for the year ended December 31, 2006 and Note L to the Consolidated Condensed Financial Statements included in part I, Item 1 of this Quarterly Report on Form 10-Q.

Investing Activities

        For the nine months ended September 30, 2007 and September 30, 2006, investing activities included the purchases of property and equipment of $8,193 and $5,152, respectively. In June 2007, the company sold a portion of its marketable equity securities and received cash of $6,651. In July of 2007, the company paid $1,239 to the sellers of McTurbine as a purchase price adjustment based on the closing net worth of McTurbine as provided in the purchase agreement. On June 19, 2006, the Company purchased Aerosonde Pty Ltd and Aerosonde North America for $6,701, net of cash acquired.

Financing Activities

        The company's financing activities in the nine months ended September 30, 2007 included the use of $83,167 for the purchase of the company's Common Stock, $2,891 for the repayment of long-term debt and $3,116 for dividends paid, offset by proceeds from borrowings under the Credit Facility of $16,021 and proceeds from the exercise of stock options of $1,389.

        The company's financing activities in the nine months ended September 30, 2006 provided $3,908 of cash, including a decrease in restricted cash of $4,810, proceeds from the exercise of stock options of $2,414, excess tax benefits from stock-based payment arrangements of $1,059, offset by dividends paid of $3,409 and repayment of long-term debt of $966.

Debt and Related Covenants

        On September 15, 2004, United Industrial issued and sold $120,000 aggregate principal amount of 3.75% Convertible Senior Notes. Under specific circumstances, United Industrial may have to pay, in cash or a combination of cash and Common Stock, amounts in addition to the 3.75% fixed interest rate. Such payments, which are defined in the Indenture governing the 3.75% Convertible Senior Notes, include Contingent Interest, Additional Interest, a Make-Whole Interest Payment and a Repurchase Event Make-Whole Premium. See Note 7 to the audited Consolidated Financial Statements included in Part II, Item 8 of the company's Annual Report on Form 10-K for the year ended December 31, 2006 for a more detailed discussion of the amounts of these contingent payments and the circumstances that would trigger such additional payments.

        On May 31, 2007, United Industrial and its wholly owned subsidiary, AAI Corporation, entered into an Amended and Restated Revolving Credit Agreement with a syndicate of nine financial institutions. The Credit Agreement supersedes the revolving credit agreement established in July, 2005. The Credit Agreement provides for a revolving credit facility (inclusive of a swingline subfacility and a letter of credit subfacility) in an aggregate committed amount of $200,000. The proceeds of the senior secured, revolving credit facility will be used to provide working capital; to finance capital expenditures, potential acquisitions, letters of credit, and share repurchases; and for other general corporate purposes. The revolving credit facility expires on May 31, 2012. The company was in compliance with all of the covenants in the Credit Agreement at September 30, 2007.

Cash Requirements

Capital Expenditures

        Capital expenditures in 2007 are expected to be primarily in support of UAS, facilities and information technology projects.

Other Cash Requirements

        On May 11, 2007, United Industrial's Board of Directors authorized a stock purchase plan for up to $50,000. The Board also authorized an additional $50,000 of stock purchases for a total of $100,000, contingent on the company executing an amended or new credit facility of at least $200,000 in capacity. An amendment and restatement of the existing credit facility was completed on May 31, 2007, increasing the capacity of the facility to $200,000. During the nine months ended September 30, 2007, United Industrial purchased 648,960 shares of Common Stock at an average market price of $59.32. At September 30, 2007, $61,507 remained available under the stock purchase plan.

        On November 17, 2006, United Industrial's Board of Directors authorized a stock purchase plan for up to $50,000. As of March 31, 2007, United Industrial had purchased a total of 933,174 shares at an average market price of $53.58, utilizing all funds available under the plan.

        During the nine months ended September 30, 2007, the company paid three quarterly cash dividends of $0.10 per share for an aggregate amount of $3,116. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the company's corporate strategy, future earnings, operations, capital requirements and the company's financial condition and general business conditions. Should the company distribute a cash dividend in any quarterly period in excess of $0.10 per share, the conversion rate provided for in the Indenture governing the 3.75% Convertible Senior Notes would be adjusted. In addition, the company's Credit Facility and the Merger Agreement impose certain restrictions on the payment of dividends (see Note A to the unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q).

        The company does not expect significant additional cash requirements to exit the discontinued Transportation operation subsequent to September 30, 2007, except for legal fees to be incurred related to claims made by AAI Corporation in pursuit of payment under a surety bond. (See Note L to the unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of AAI Corporation's claims.)

        For additional information regarding the company's contingencies, please see the discussion under the heading "Contingent Matters" below.

        During 2007 the company expects to contribute $4,310 to the United Industrial Retirement Plan, of which $2,858 was paid during the nine months ended September 30, 2007. Further, the company expects to pay other post-retirement benefits of approximately $1,828 in 2007, of which $1,563 was paid during the nine months ended September 30, 2007.

Contingent Matters

Off-Balance Sheet Arrangements

        In connection with certain contracts, the company has committed to certain performance guarantees. Some of these performance guaranties are supported by surety bonds, which totaled $7,184 at September 30, 2007. The ability to perform under these guarantees may, in part, be dependent on the performance of other parties, including partners and subcontractors. If the company is unable to meet these performance obligations, the performance guarantees could have a material adverse effect on product margins and the company's results of operations, liquidity or financial position. The company monitors the progress of its partners and subcontractors, and as of September 30, 2007, does not believe that the performance of these partners and subcontractors will adversely affect these contracts. No assurances can be given, however, as to the liability of the company if partners or subcontractors are unable to perform their obligations.

Other Contingent Matters

        The company is involved in various lawsuits and claims. There have been no material changes in any legal proceedings since the company filed its Annual Report on Form 10-K for the year ended December 31, 2006. For further information, refer to the audited Consolidated Financial Statements and Notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2006 and see Note L to the unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Marketable Equity Securities

        For a discussion of market risk related to an investment in a marketable equity security of one company, see Note E to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Judgments and assessments of uncertainties are required in applying the company's accounting policies in many areas. Actual results could differ from these estimates.

        There have been no revisions to the Critical Accounting Policies as disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.—Quantitative and Qualitative Disclosures about Market Risk

Interest Rate

        On September 15, 2004, the company issued and sold $120,000 of 3.75% Convertible Senior Notes. Several features contained in the indenture governing the 3.75% Convertible Senior Notes are considered embedded derivative instruments and are being accounted for as derivative instruments separate from the host contract (i.e., the 3.75% Convertible Senior Notes). The company will record gains or losses in its Consolidated Condensed Statements of Operations for changes in the fair value of these embedded derivatives. The aggregate fair value assigned to these embedded derivatives at September 30, 2007 was approximately $617 and at December 31, 2006 was approximately $403. Accordingly, the company recognized a loss of $214 for the nine months ended September 30, 2007 as the result of the change in fair value of the embedded derivatives. Each of the embedded derivatives may result in certain payments to the holders of the 3.75% Convertible Senior Notes.

        There has been no material change in the interest rate market risk or contingent payment features from December 31, 2006 (see Item 7A in the company's Annual Report on Form 10-K for the year ended December 31, 2006).

Foreign Currency

        In June 2007, the company entered into forward contracts with a notional value totaling $10,384 in order to hedge British pounds exposures related to the purchase of unmanned aircraft engines. The company recognized a gain of $229 and $325 in operating income for the three and nine months ended September 30, 2007 as a result of the change in fair value of the forward contracts.

        There has been no material change in foreign currency risk from December 31, 2006 (see Item 7A in the company's Annual Report on Form 10-K for the year ended December 31, 2006).

Marketable Equity Securities

        For a discussion of market risk related to an investment in a marketable equity security of one company, see Note E to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 4.—Controls and Procedures

        The company's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company is in compliance with Rule 13a-15(e) of the Exchange Act.

        There has been no change in the company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended September 30, 2007, that materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.—Legal Proceedings

        Reference is made to the information contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth above in Item 2 of Part I and Note L to the Consolidated Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.—Risk Factors

        There have been no material changes in our risk factors from those discussed in United Industrial's Annual Report on Form 10-K for the year ended December 31, 2006, except as described below.

        Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. As discussed above, we have entered into the Merger Agreement pursuant to which we are to be acquired by Textron. If all of the conditions set forth in the Merger Agreement are satisfied or waived and neither we nor Textron elects to exercise our respective termination rights, the Merger will occur and we will cease to be a standalone business. Rather, we will be an indirect wholly owned subsidiary of Textron as of the Effective Time.

As a result of the Offer, United Industrial's Common Stock has been trading within a narrow price range, which could limit possible returns on any new investment in United Industrial's Common Stock.

        Beginning with the first trading date following the announcement of the Merger Agreement, October 8, 2007, and continuing through the date hereof, our Common Stock has traded within a narrow price range: from a low of $79.84 on October 8, 2007 to a high of $81.22 on October 12, 2007. This narrow trading range surrounding the Offer Price is typically seen in tender offer acquisitions such as the Offer, where the trading market perceives both the risk of one or more competing tender offers to be low and the likelihood of legal or regulatory impediments to the transaction to also be low. We expect that this narrow trading range around $80.00 per Share is likely to continue until the closing of the Merger. Such a narrow trading range, together with the expected $81.00 per Share cash payment to be paid to all stockholders in connection with the acquisition as provided in the Merger Agreement, would very likely limit the returns, if any, on any investment in United Industrial's Common Stock.

Because the Offer has not yet closed, we cannot be sure that the transactions contemplated by the Merger Agreement will be consummated, which could have a negative effect on our financial performance and stock price.

        The obligation of Textron and Purchaser to consummate the Offer and the Merger is subject to certain conditions, including the absence of the occurrence of any Material Adverse Effect (as defined in the Merger Agreement) on United Industrial prior to the consummation of the Offer. If the conditions set forth in the Merger Agreement are not satisfied or waived, the acquisition of us by Textron may not occur. These conditions are set forth in the Merger Agreement which we filed, as an exhibit to the Current Report on Form 8-K, with the Securities and Exchange Commission on October 9, 2007. We cannot be certain that each of the conditions to the consummation of the Offer and the Merger set forth in the Merger Agreement will be satisfied or waived.

Restrictions on the conduct of our business prior to the consummation of the Merger may have a negative impact on our operating results.

        We have agreed to certain restrictions on the conduct of our business in connection with the proposed Merger that require us to conduct our business in the ordinary course consistent with past practices, subject to specific limitations. These restrictions may delay or prevent us from undertaking business opportunities that may arise pending completion of the transaction and should the Merger not occur, such restrictions could have had an adverse effect on our operations during such time.

Our announcement of having entered into the Merger Agreement could cause a material disruption to our business.

        For example, to the extent that our announcement of the acquisition creates uncertainty among customers or vendors such that they delay, defer or cancel orders or terminate their respective agreements with us, our results of operations could be negatively affected. To the extent that the announcement of the Merger creates uncertainty among persons and organizations contemplating purchases of our products or services such that several large customers, or a significant group of small customers, delays purchase decisions pending consummation of the Merger or terminates their respective agreements with us, it could have an adverse effect on our results of operations and quarterly revenues could be substantially below the expectations of market analysts and could cause a reduction in our stock price.

If the acquisition is not consummated, we would expect to suffer a number of consequences that may materially and adversely affect our business, results of operations and stock price.

        If the acquisition is terminated, under certain circumstances, we would be required to pay Textron a termination fee of $33.0 million. In addition to such adverse consequence and the possible adverse effects resulting from the announcement of the Merger Agreement, if the acquisition is not consummated, we would expect to suffer a number of further consequences that may materially and adversely affect our business, results of operations and stock price, including, but not limited to, the following effects:

  •
  the diversion of our management's attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with customers which, in turn, may detract from our ability to grow revenues and minimize costs and lead to a loss of market position that we might not be able to regain;

  •
  the market price of United Industrial Common Stock would likely decrease since our current market price reflects a market assumption that the Offer and the Merger will be completed;

  •
  we may experience difficulties in attracting customers, vendors and business partners due to changed perceptions about our competitive position, our management, or other aspects of our business, which may adversely impact our future results of operations as a standalone entity;

  •
  we may not be able to find another buyer willing to pay an equivalent or higher price per share, in an alternative acquisition transaction, than the price offered by Textron;

  •
  we would remain liable for significant costs related to the acquisition, such as legal, accounting and financial advisory fees;

  •
  we may not be able to retain key employees or attract new employees in areas of growth or need; and

  •
  we may not be able to maintain effective internal control over financial reporting due to employee departures.

If the Merger is consummated, after the Merger, former United Industrial stockholders will have no interest in future earnings or growth.

        The Merger is a "going-private" transaction. If the Merger is completed, we will be an indirect wholly owned subsidiary of Textron. In exchange for the cash consideration set forth in the Merger Agreement, former stockholders will have no remaining interest in any of our future earnings or growth. If the Merger is completed, we will cease to be a public company and our stock will no longer be traded on the New York Stock Exchange.

        You should also carefully consider the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2006, together with all other information contained or incorporated by reference in this filing, before you decide to purchase shares of United Industrial Common Stock. These factors could cause our future results to differ materially from those expressed in or implied by forward-looking statements made by us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment.

Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1/07 – 7/31/07	—	$—	—	$65,699
8/1/07 – 8/31/07	71,416	$58.70	71,416	$61,507
9/1/07 – 9/30/07	—	$—	—	$61,507

(1)
On May 11, 2007 the company announced that its Board of Directors authorized a $50,000 stock purchase plan. The Board also authorized an additional $50,000 of stock purchases for a total of $100,000, contingent on the company executing an amended or new credit facility of at least $200,000 in capacity. An amendment and restatement of the existing credit facility was completed on May 31, 2007, increasing the capacity of the facility to $200,000. The Merger Agreement prohibits the acquisition of stock purchases by the company.

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

UNITED INDUSTRIAL CORPORATION
Date: November 9, 2007	By:	/s/ JAMES H. PERRY James H. Perry Vice President, Chief Financial Officer, and Controller (as duly authorized officer and principal accounting officer)

INDEX OF EXHIBITS FILED HEREWITH

Exhibit No.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Company.
32.1	Section 1350 Certification of the Chief Executive Officer of the Company.
32.2	Section 1350 Certification of the Chief Financial Officer of the Company.

QuickLinks

INDEX
  Explanatory Note—Agreement to be Acquired by Textron Inc.
PART I—FINANCIAL INFORMATION
  Item 1.—Financial Statements (Dollars in thousands, except share and per share amounts, or unless otherwise noted)
UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS
UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED INDUSTRIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except share and per share amounts or unless otherwise noted)
CONDENSED CONSOLIDATING FINANCIAL INFORMATION Condensed Consolidating Balance Sheets As of September 30, 2007 (Unaudited)
Condensed Consolidating Balance Sheets As of December 31, 2006
Condensed Consolidating Statements of Operations Three Months Ended September 30, 2007 (Unaudited)
Condensed Consolidating Statements of Operations Three Months Ended September 30, 2006 (Unaudited)
Condensed Consolidating Statements of Operations Nine Months Ended September 30, 2007 (Unaudited)
Condensed Consolidating Statements of Operations Nine Months Ended September 30, 2006 (Unaudited)
Condensed Consolidating Statements of Cash Flows Nine Months Ended September 30, 2007 (Unaudited)
Condensed Consolidating Statements of Cash Flows Nine Months Ended September 30, 2006 (Unaudited)
  Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share amounts or unless otherwise noted)
  Item 3.—Quantitative and Qualitative Disclosures about Market Risk
  Item 4.—Controls and Procedures
PART II—OTHER INFORMATION
  Item 1.—Legal Proceedings
  Item 1A.—Risk Factors
  Item 2.—Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6.—Exhibits
SIGNATURE
INDEX OF EXHIBITS FILED HEREWITH